Form 10-Q
period 1997-10-26
AMERICAN SKIING CO /ME
filed 1997-12-22
CIK 1043432

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED OCTOBER 26, 1997

                      --------------------------------
                      Commission File Number 333-33483
                      --------------------------------

                           American Skiing Company
           (Exact name of registrant as specified in its charter)

       Maine                                   04-3373730
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

  P.O. Box 450
  Bethel, Maine                                        04217
  (Address of principal executive office)           (Zip Code)


                               (207) 824-5196
            (Registrant's telephone number, including area code)
                               Not Applicable
  (Former name, former address and former fiscal year, if changed since last report.)

       Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]   No [  ]

       The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of Class A common stock $.01 par value and 14,750,000 shares of common stock $.01 par value outstanding as of December 22, 1997.

                              Table of Contents

  Part I - Financial Information

  Item 1. Financial Statements

       Condensed Consolidated Statement of Operations (Unaudited)
       for the three months ended October 26, 1997
       and October 27, 1996 .......................................1

       Condensed Consolidated Balance Sheet
       as of October 26, 1997 (Unaudited)and July 27, 1997 ........3

       Condensed Consolidated Statement of Cash Flows
       (Unaudited) for the three months ended October 26, 1997
       and October 27, 1996 .......................................5

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)  ...............................................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       General ....................................................9

       Liquidity and Capital Resources ............................9

       Changes in Results of Operations ..........................12

       Changes in Financial Condition ............................14

       Subsequent Events .........................................15

       Forward-Looking Statements ................................16

  Part II - Other Information

       Item 2.  Changes in Securities and Reports filed
                on Form 8K .......................................18

       Item 4.  Submission of Matters to Vote of Security
                Holders ..........................................18

       Item 6. Exhibits ..........................................18

                       Part I - Financial Information
                                   Item 1
                            Financial Statements

  This Form 10-Q is filed by American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

  Sunday River Skiway Corporation         Sunday River, Ltd.
  Sunday River Transportation             Perfect Turn, Inc.
  LBO Holding, Inc.                       Sugarbush Resort Holdings, Inc.
  Mountain Wastewater Treatment, Inc.     Sugarbush Leasing Company
  Sugarbush Restaurants, Inc.             Cranmore, Inc.
  Grand Summit Resort Properties, Inc.    S-K-I Limited
  Killington, Ltd.                        Mount Snow, Ltd.
  Waterville Valley Ski Area, Ltd.        Sugarloaf Mountain Corporation
  Killington Restaurants, Inc.            Dover Restaurants, Inc.
  Resort Technologies, Inc.               Resort Software Services, Inc.
  Mountainside                            Sugartech
  Deerfield Operating Company             Pico Ski Area Management Company
  SKI Insurance                           Mountain Water Company
  Killington West, Ltd.                   Club Sugarbush, Inc.
  ASC East, Inc.                          ASC West, Inc.
  ASC Utah

       As used herein the term the "Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.

                  American Skiing Company and Subsidiaries

                       Part I - Financial Information
                         Item 1 Financial Statements

               Condensed Consolidated Statement of Operations
             (In thousands, except share and per share amounts)

                                               For the three months ended
                                           October 26, 1997 October 27, 1996
                                              (unaudited)      (unaudited)

  Net  revenues:
    Resort                                          $13,811       $    11,728
    Real estate                                         810             1,569


      Total net revenues                             14,621            13,297


  Operating expenses:
    Resort                                           17,808            15,034
    Real estate                                         925             1,032
    Marketing, general and administrative             6,845             4,792
    Stock option charge (note 7)                     14,254
    Depreciation and amortization                     1,506             1,527


  Total operating expenses                           41,338            22,385

  Loss from operations                             (26,717)           (9,088)

  Interest expense                                    7,521             7,514


  Loss before benefit for income taxes
   and minority interest in loss of subsidiary     (34,238)          (16,602)

  Benefit for income taxes                         (13,353)           (6,309)

  Minority interest in loss of subsidiary             (456)


  Net loss                                         (20,429)          (10,293)

  Accretion of discount and dividends accrued on
  mandatorily redeemable preferred stock          $ (2,431)       $         -

                  American Skiing Company and Subsidiaries

             (In thousands, except share and per share amounts)

                                              For the three months ended
                                       October 26, 1997  October 27, 1996
                                            (unaudited)     (unaudited)

  Net loss available to common shareholders   $  (22,860)   $    (10,293)





  Net loss per Class A common and common
  shares outstanding (note 4)                 $    (1.55)   $     (10.52)




  Retained earnings, beginning of the period  $    12,305   $      18,131

  Net loss available to Common Shareholders      (22,860)        (10,293)





  Retained earnings, end of period            $  (10,555)   $       7,838




  Weighted average common shares
  outstanding, Class A common and common       14,760,530         978,300







  See accompanying notes to condensed consolidated financial statements.

                  American Skiing Company and Subsidiaries


                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)

                                      October 26, 1997   July 27, 1997
                                         (unaudited)


  Assets
  Current assets
    Cash and cash equivalents                  $  6,214         $ 15,558
    Restricted cash                               6,762            2,812
    Deposit                                      11,010
    Accounts receivable                           4,358            3,801
    Inventory                                    12,102            7,282
    Prepaid expenses                              2,536            1,579
    Deferred tax assets                             422              422

        Total current assets                     43,404           31,454

    Property and equipment, net                 271,082          252,346
    Goodwill                                     10,595           10,664
    Deferred financing costs                      9,171            9,431
    Long-term investments                         3,380            3,507
    Other assets                                  8,997            6,398
    Real estate developed for sale               45,478           23,540


       Total assets                          $  392,107       $  337,340

                  American Skiing Company and Subsidiaries

                    Condensed Consolidated Balance Sheet
             (In thousands, except share and per share amounts)


                                           October 26, 1997   July 27, 1997
                                               (unaudited)

  Liabilities Mandatorily Redeemable Preferred
  Stock, and Shareholders' Equity
  Current liabilities
    Line of credit and current portion of
    long-term debt                               $   36,236   $     39,748
    Accounts payable and other
    current liabilities                              40,719         24,857
    Deposits and deferred revenue                    14,657          4,379
    Demand note, shareholder                          1,933          1,933
    Due to affiliate                                     95              -


        Total current liabilities                    93,640         70,917


    Long-term debt, excluding current portion       255,045        196,582
    Other long-term liabilities                       8,200          8,779
    Minority Interest                                   170            626
    Deferred income taxes                            15,021         28,514


       Total liabilities                            372,076        305,418

  Mandatorily redeemable preferred stock
      Series A, par value $1,000 per share
      200,000 shares authorized; 17,500
      issued and outstanding; net or
      unaccreted issuance costs and
  including
      accretion or discount and cumulative
      dividends in arrears (redemption value         19,252         16,821
      of 19,252)
  Shareholders' Equity
    Common stock, Class A, par value $.01
  per share, 15,000,000 shares authorized;
  14,760,530 issued and outstanding;                     10             10


    Additional paid-in capital                       11,324          2,786
    Retained earnings                              (10,555)         12,305


      Total shareholders' equity                        779         15,101


  Total liabilities, mandatorily redeemable
  preferred stock and shareholders' equity       $  392,107  $     337,340

  See accompanying notes to condensed consolidated financial statements.

                  American Skiing Company and Subsidiaries

               Condensed Consolidated Statement of Cash Flows
                               (In thousands)

                                               For the three months ended
                                           October 26, 1997 October 27, 1996
                                             (unaudited)       (unaudited)

  Net loss                                     $   (20,429)      $   (10,293)
  Adjustments to reconcile net loss to net
    cash (used in)provided by operating
    activities:
    Minority Interest                                 (456)
    Depreciation and amortization                     3,001             1,527
    Deferred income taxes                          (13,493)           (5,789)
    Stock option charge                              14,254
    Decrease (increase) in assets:
       Restricted cash and investments
        held in escrow                              (3,950)             (177)
       Deposits                                    (11,010)
       Accounts receivable                            (557)                71
       Inventory                                    (3,520)             (562)
       Prepaid expenses                               (957)             (457)
       Real estate developed for sale              (21,938)                 -
       Other current assets                                                85
       Other assets                                 (2,698)               904
    Increase (decrease) in liabilities:
       Accounts payable and other current                               9,897
         liabilities                                  9,381
       Deposits and deferred revenue                 10,278             7,136
       Other long-term liabilities                      302                 -

    Net cash flow (used in) provided by
      operating activities                         (41,792)             2,342

  Cash flows from investing activities:
    Capital expenditures                           (19,249)           (7,333)
    Additions to assets held for resale                   -           (3,285)
    Payments for purchases of businesses                  -           (2,492)
    Long-term investments                               127             (498)
    Due to affiliate                                     95


    Net cash used in investing activities     $    (19,027)     $    (13,608)

                  American Skiing Company and Subsidiaries

                               (In thousands)

                                                 For the three months ended
                                            October 26, 1997 October 27, 1996
                                                (unaudited)    (unaudited)
  Cash flows from financing activities:
    Net proceeds from senior credit facility     $     1,189     $          -
    Payments of long-term debt                         (935)                -
    Deferred financing costs                            (50)                -
    Reductions on demand note shareholder                               (621)
    Proceeds from long-term debt                      17,818           11,689
    Proceeds from construction loan                   33,453                -


    Net cash provided by financing activities         51,475           11,068


    Net increase (decrease) in cash and cash
      equivalents                                    (9,344)            (198)

    Cash and cash equivalents, beginning of
      period                                          15,558            4,087


    Cash and cash equivalents, end of period     $     6,214     $      3,889





  See accompanying notes to condensed consolidated financial statements.

                  American Skiing Company and Subsidiaries

  Notes to (Unaudited) Condensed Consolidated Financial Statements

       1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 26, 1997 and July 27, 1997, the results of operations for the three months ended October 26, 1997 and October 27, 1996, and the statement of cash flows for the three months ended October 26, 1997 and October 27, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form S-1, Amendment No. 4 filed with the Securities and Exchange Commission on November 5, 1997.

       2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and maintain operating supplies.

       3. Income Taxes. The benefit for taxes on income is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

       4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the development and operation of ski resorts.

       5. Net Income per Common Share. Net income per common share figures are based on the weighted average number of shares outstanding during the first quarter of fiscal 1998 and 1997 of 14,760,530 and 978,300 respectively. The shares outstanding are the actual shares outstanding for both common stock and Class A common stock. On a pro forma basis using the outstanding shares as of December 22, 1997, loss per share for the Quarter ended October 26, 1997 including Class A common and common stock would have been $(.77) per share. This pro forma loss per share includes the increase in shares outstanding from the Company's initial public offering that closed on November 12, 1997.

       6. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements and the audited financial statements filed with the Fourth Amendment to the Company's Registration Statement on November 5, 1997 with the Securities and Exchange Commission have been reclassified to conform to the current presentation.

       7. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the quarter ended October 26, 1997 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the fair market value as of the date of grant of $18.00. Certain senior management are also being granted a cash payment on the date the options are exercised to cover individual
                                      7

                  American Skiing Company and Subsidiaries

  Federal and State income tax liability generated by exercising the options. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million.

       8. Guarantors of Debt. One of the main subsidiaries of the Company is ASC East, Inc. ASC East, Inc. files its own Form 10-Q because of notes and subordinated notes that were registered with the Securities and Exchange Commission on Form S-4 with the Securities and Exchange Commission on November 22, 1996. These notes and subordinated notes are fully and unconditionally guaranteed by ASC East, Inc. and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance Company, Killington West, Ltd., Mountain Water Company and Club Sugarbush. All required financial information associated with these notes and "non-guarantor" disclosures are included in the 10-Q for the quarter ended October 26, 1997 for ASC East, Inc. filed with the Securities and Exchange Commission December 10, 1997.

       9. Subsequent events. On November 5, 1997, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement for purposes of registering the Company's common stock. On November 12, 1997, the Company settled the sale of (i) 833,333 shares of common stock directly to the Principal Shareholder at $18.00 a share (ii) 13,916,667 shares of common stock to the public at $18.00 per share in the public offering by the underwriters. Total gross proceeds of $265.5 million were received in connection with the offering.

       On November 12, 1997 the Company closed the acquisition of the Steamboat and Heavenly resorts for a purchase price, including closing costs and adjustments, of approximately $298 million. On a pro forma basis including the results from the Steamboat and Heavenly resorts acquired November 12, 1997, total revenues for the quarters ended October 26, 1997 and October 27, 1997 would have been $17,699 million and $16,551 million, respectively; net loss for the quarters ended October 26, 1997 and October 27, 1996 would have been $34,829 million and $19,532, respectively; and earnings per share would have been (using the outstanding shares as of December 22, 1997 of 29,510,530) $(1.18) and $(.66), respectively.

       On November 12, 1997, the Company entered into a new senior secured credit facility with a group of lenders pursuant to which the Company may borrow up to $215 million. A portion of the net proceeds of the common stock offering, together with borrowings under the senior credit facility, were used to fund the purchase of Steamboat and Heavenly ski resorts for approximately $290 million, Also on November 12, 1997 a portion of the proceeds from the common stock offering were used to make a $35.6 million investment in the common stock of one of the Company's major subsidiaries, ASC East, Inc. This investment in ASC East, Inc. will primarily be used to redeem the Subsidiaries' outstanding subordinated discount notes, on December 30, 1997.

       The Company is also in the process of exchanging shares of the Company's common stock for shares of common stock in a subsidiary of the Company, ASC East, Inc. This exchange is being made to enable three beneficial owners of the minority interests to acquire common stock in the Company at substantially the same exchange ratio as Leslie B. Otten, the principal shareholder of the Company, exchanged his shares of ASC East, Inc. common stock for shares of common stock in connection with the formation of the Company. The Company believes that the simplification of its organizational structure will enable the Company to more clearly present its operations to prospective investors and lenders, thereby enhancing the Company's ability to obtain capital and expand the markets it serves and will eliminate potential conflicts of interest between minority holders and shareholders of the Company.

                  American Skiing Company and Subsidiaries

                                   Item 2
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


                                   General


       We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1998. The results reported do not include the Steamboat and Heavenly resorts acquired after the close of the first quarter. Pro forma revenue and net loss for the first quarter of fiscal 1997 and 1998, inclusive of Steamboat and Heavenly, are provided under the discussion of "Subsequent Events." As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form S-1 Registration Statement filed November 5, 1997.

                       Liquidity and Capital Resources



       Short Term. The Company's primary short term liquidity needs are funding seasonal working capital requirements, its summer 1998 capital improvement program, and servicing indebtedness. The summer 1998 capital improvement program has two primary components (1) skiing related improvements, such as lifts, trails, snow-making equipment and base facilities, and (2) development of base area real estate. Cash requirements for each activity are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are unexpended proceeds from the initial public offering, cash flow from operations of its subsidiaries and borrowings under the its senior credit facility. Real estate development is funded primarily through construction financing facilities established for each major real estate development project.

       The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). The New Credit Facility is divided into two sub-facilities, $75 million of which (up to $65 million of which is currently available) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $140 million of which is available for borrowings by the Company excluding ASC East, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $45 million and an eighty-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $65 million and an eight-year term facility in the amount of $75 million.

       The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more than $35 million for the West Facility. The maximum availability under the revolving facilities will reduce over the term of the New Credit Facility by certain prescribed amounts. The

                  American Skiing Company and Subsidiaries

  term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds
  3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into sub-facilities. The East Facility is secured by substantially all the assets of ASC East and its subsidiaries, except our real estate development subsidiaries, which are not borrowers under the New Credit Facility.
  The West Facility is secured by substantially all the assets of the Company and its subsidiaries, except ASC East and its subsidiaries.


       The Company retained approximately $15 million of unexpended proceeds from its initial public offering.

       ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 from paying dividends or making other distributions to the Company. Therefore, excess cash flow from ASC East, Inc. cannot be distributed to the Company for use by the Company or its other subsidiaries.

       The Company issued $17.5 million of convertible, preferred stock and $17.5 million convertible notes to fund development at its new resort in Utah called The Canyons. Approximately $20 million was expended in acquiring and developing the resort since July 3, 1997. The remaining proceeds are earmarked for funding a portion of summer 1998 improvements at The Canyons.

       The combination of unexpended proceeds from its initial public offering, cash flow from resort operations, the New Credit Facility and proceeds remaining from the 10 1/2% Convertible, Exchangeable Preferred Stock will provide sufficient funds to meet short term liquidity needs for working capital and skiing related capital expenditures.

       The Company runs its real estate development through single purpose subsidiaries. Construction of existing Grand Summit Hotel projects is financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance is subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Grand Summit properties. Principal is repaid from 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company, will be sufficient to fund the Grand Summit projects scheduled for completion for the 1997-1998 ski season.

                  American Skiing Company and Subsidiaries

       The Company intends to continue real estate development at its eastern resorts, and initiate real estate development projects at its western resorts during summer 1998. This real estate development is not currently funded and will require construction financing in order to proceed. It is anticipated that construction financing will be arranged on a limited recourse basis similar to our existing real estate development facilities; however, no commitments are currently in place for the necessary facilities.

       Long Term. The Company's primary long term liquidity needs are to fund skiing related capital improvements at certain of its resorts, extensive development of its slopeside real estate and any future acquisitions of resort properties.

       The Canyons resort in Utah represents the Company's largest long-term capital need. That resort will require an estimated $40 million over the next four years to fully develop on-mountain facilities in time for the 2002 Winter Olympic Games.

       The investment required at each of the other resorts varies depending upon the age and condition of its facilities. With the exception of Killington and Mount Snow, the New England resorts will generally require less investment due to the investments already made at those resorts over the last several years. Killington, Mount Snow and the western resorts will require higher levels of investment over the next several years to realize their full potential.

       There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of these capital improvements. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and its senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon future availability of cash flow from each season's resort operations and future borrowing availability under the senior credit facility.

       Development of Grand Summit hotels at several resorts and alpine villages at Sunday River, Killington, The Canyons and Steamboat will require substantial funding. The Company expects to undertake these projects through special purpose subsidiaries with financing provided principally on a limited recourse basis. The Company's ability to guarantee real estate development is limited to $25 million under the New Credit Facility. Financing commitments for future real estate development do not currently exist. The Company will be required to establish construction facilities for these projects before undertaking each development.

                  American Skiing Company and Subsidiaries

                      Changes in Results of Operations


  First Quarter of Fiscal 1998 compared to First Quarter of Fiscal 1997.

       1.  Resort Revenues.    Resort revenues increased 17.18% from $11.7
  million to $13.8 million. This increase resulted primarily from(i) a $1.2 million increase in retail sales from the purchase of two retail ski shop operations with locations in Vermont, New Hampshire, and Maine;
  (ii) $.3 million increase from the operation of the Attitash/Bear Peak Grand Summit Hotel, completed April, 1997; and (iii)a $.6 million increase from the general operations of the Company.

       2.  Real Estate Revenues    Real estate revenues decreased from
  $1.6 million to $.8 million. The decrease is attributable to the negative impact of timing differences, in sales of Locke Mountain townhouses at Sunday River offset by the positive impact of quartershare sales at the Attitash/Bear Peak Grand Summit Hotel.

       3.  Cost of Resort Operations.   Cost of resort operations
  increased 18.5% from $15.0 million to $17.8 million. This increase resulted primarily from: (i) a $1.4 million increase in costs related to new retail operations, including costs associated with the start up of the new retail locations; (ii) $.4 million in costs related to the operation of the Attitash/Bear Peak Grand Summit Hotel and: (iii) $1.0 million increase due to the addition of Pico and The Canyons operations.

       4.  Cost of  Real Estate Operations   Cost of real estate
  operations decreased 10% from $1.0 million to $.9 million. The decrease is primarily attributable to the difference in sales between the two periods and increased operational costs of its hotel development subsidiary during the first quarter of fiscal 1998 as the Company nears completion of three quarter share hotels.


       5. Marketing, General and Administrative Marketing, general and administrative costs increased 42.8% from $4.8 million to $6.8 million. The primary reason for the increase was the establishment of the Company's corporate offices, increased costs associated with coordinating the activities of the various resorts and increased marketing costs associated with the new Edge program and direct to lift automated ticketing program.

       6. Stock option charge. The company recorded a compensation charge of $14.3 million in the first quarter attributable to stock options granted to certain key members of management. This charge reflects (i) the difference between the $2.00 exercise price and the $18.00 fair market value as of the date of grant of the Company's common stock, and an accrual for payments to certain senior management to cover all individual Federal and State income tax liability generated upon exercise of the options.

                Financial Condition and Results of Operations

                  American Skiing Company and Subsidiaries

       The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with consolidated financial statements as of July 27, 1997 and for the year then ended, as filed in Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on November 5, 1997.


                       Changes in Financial Condition
       First Quarter of Fiscal 1998 Compared to  Fiscal Year End 1997

       1. Cash and Cash Equivalents. Cash and cash equivalents decreased $9.3 million. The decrease is attributable to (1) the $11.0 million earnest money deposit required in connection with the acquisition of Steamboat and Heavenly, and (2) a $1.7 million increase in cash balances due to the Company's normal operating cycle.

       2. Restricted cash. Restricted cash increased $4.0 million primarily due to a $3.7 million deposit to secure a land option at The Canyons.

       3. Inventory. Inventory increased approximately 66% or $4.8 million. The increase is attributable primarily to the increase in retail locations.

       4. Prepaid Expenses. Prepaid expenses increased 61% or $1.0 million. $.5 million of the increase is due to the normal operating cycle of the Company, and $.5 million is related to expense in developing the quartershare hotel projects.

       5. Property & Equipment. Property and equipment, net increased 7% or $18.7 million. The increase in property and equipment is attributable to implementation of the Company's capital improvement program.

       6. Other assets. Other assets increased $2.6 million due to the acquisition of land purchase options at The Canyons.

       7. Real Estate Developed for Sale. Real estate developed for sale increased approximately 93% or $22 million. The increase is attributable primarily to the construction of three Grand Summit hotels at Killington, Mount Snow and Sunday River. The hotels will begin operations during the 1997/1998 ski season.

       8. Current Portion of Long-term Debt. Current portion of long-term debt decreased 9% or $3.5 million. The decrease is due to the construction financing for the Attitash Grand Summit hotel from quartershare sale proceeds.

       9. Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 64% or $15.9 million. The increase in accounts payable and accrued expenses was due to: (i) an approximate $11.1 million increase in short term payables due to capital projects and preparation for the ski season; (ii) an increase in accrued interest of $3.6 million related to the Company's 12% senior subordinated debentures, (iii) a decrease of $4.5 million related to the

                  American Skiing Company and Subsidiaries

  timing of construction contract billings for the projects, and (iv) an increase of $5.7 related to the stock option charge described above.

       10. Deposits and Deferred Revenues. Deposits and deferred revenues increased approximately 235% or $10.3 million. The increase in deferred revenues is attributable primarily to pre-season sales of season passes and multiple day ticket products for the 1997-1998 ski season and lodging deposits for the 1997-1998 ski season.

       11. Long-term Debt. Long-term debt increased 30% or $58.5 million. The increase in long-term debt is principally attributable to: (i) $37.1 drawn down under the Grand Summit Resort Properties, Inc. construction loan facility to fund Grand Summit construction; (ii) a new $1 million note established in connection with Killington's purchase of its new retail operation; and (iii) $.9 million of original issue discount amortization on the junior subordinated debentures; (iv) the issuance of a $17.5 million note to fund development at The Canyons; and (v) a $1.4 million increase attributable to an increase in the Company's senior credit facility due to normal operating cycle.

       12. Minority interest. Minority interest decreased 134% or $.8 million due to the first-quarter operating loss.

       13. Deferred Income Taxes. Deferred income taxes decreased 47% or $13.5 million due to the Company's income tax benefit generated by the first quarter operating loss.

       14. Additional paid in capital. Additional paid in capital increased 306% or $8.5 million due to the recording of the stock option charge.

       15. Retained Earnings. Retained earnings decreased $20.8 million due to the Company's first quarter net loss.

                              Subsequent Events


            IPO Closing and Acquisition. The Company closed on the initial public offering of 14.75 million shares of its common stock on November 12, 1997. The proceeds were primarily used to (1) fund the acquisition of Steamboat and Heavenly in an amount totaling $173.3 million,
  (2)redeem ASC East, Inc.'s 13 3/4% subordinated discount notes due 2007 for an aggregate redemption price of approximately $27.7 million, and
  (3) repay approximately $7.7 million of a subsidiary's outstanding debt in connection with the closing of the Company's initial public offering. The Company has retained approximately $14 million of offering proceeds in temporary investments.

       On a pro forma basis including the results from the Steamboat and Heavenly resorts acquired November 12, 1997, total revenues for the quarters ended October 26, 1997 and October 27, 1997 would have been $17,699 million and $16,551 million, respectively; net loss for the quarters ended October 26, 1997 and October 27, 1996 would have been $34,829 million and $19,532, respectively; and earnings per share would

                  American Skiing Company and Subsidiaries

  have been (using the outstanding shares as of December 22, 1997 of 29,510,530) $(1.18) and $(.66), respectively.

       New Credit Facility.  The Company established the New Credit

  Facility described above under the heading "Liquidity and Capital Resources" contemporaneously with the closing of its initial public offering and the acquisition of steamboat and Heavenly on November 12, 1997.

       10 1/2% Convertible, Exchangeable Preferred Stock.

  Contemporaneously with the other November 12, 1998 closings the Company converted its $17.5 million principal amount of convertible notes and its $17.5 million face amount of convertible preferred at a conversion price, including accrued interest and accumulated dividends, of $37.3 million into its 10 1/2% convertible, exchangeable preferred stock.

       Consent Solicitation.  Contemporaneously with the other November

  12, 1997 closings, the Company closed the Consent Solicitation transaction described in its Registration Statement.

       Significant Transactions.  The Company consummated a land exchange with the State of Vermont on December 1, 1997. The exchange results in the Company coming into ownership of over 1,000 acres of valuable development real estate at the base of the Killington resort.


                         Forward-Looking Statements


       Certain of the statements contained in this section of the report, including those under "Financial Condition," are forward-looking. While the Company believes that these statements are accurate, its business is highly seasonal and is dependent upon weather and general economic conditions and various conditions specific to its industry. Future trends results cannot be predicted with certainty and actual results could differ materially from any forward-looking statements. In particular:

            1. Ski and resort operations are highly seasonal. Over the last five fiscal years, the Company realized an average of approximately 86% of its resort revenues during the period from November through April and is significant portion of resort revenues (and approximately 23% of annual skier visits) was generated during the Christmas and Presidents' Day vacation weeks. Adverse weather or market conditions during these periods could materially adversely effect operating results and financial performance.

            2. The development of ski resorts is capital intensive. The Company's expansion of its resorts is dependent upon availability of necessary capital. There can be no assurance that the Company will have adequate funds, from internal or external sources, to

                  American Skiing Company and Subsidiaries

       make all planned and required capital expenditures over the long term.

            3. Real estate development and the Company's ability to generate revenues therefrom may be adversely affected by numerous factors, many of which are beyond the control of the Company, including the national and regional economic climate and the ability of the company to obtain all necessary zoning, land use, buildings, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental or tax laws. In additional, real estate development will be dependent upon, among other things, receipt of adequate financing on suitable terms obtaining and maintaining the requisite permits and licenses and, in certain circumstances, acquiring additional real estate. There can be no assurance as to whether, when or on what terms such financing, permits, licenses and real estate may be obtained.

                  American Skiing Company and Subsidiaries

                         Part II - Other Information
                                   Item 2
                  Changes in Securities and Use of Proceeds

       The New Credit Facility imposes customary prohibitions upon the declaration of any dividends on Common Stock of the Company.

                                   Item 4
              Submission of Matters to Vote of Security Holders

       The following matters were submitted to a vote of the shareholders of the Company during the first quarter on the dates and with the results reflected below:
            Date                    Matter                  Result


  8/11/97 Special Meeting   Fixing Number of       Unanimous Approval
                            Directors at three and
                            electing Messrs.
                            Howard and Richardson
                            as Directors. Mr.
                            Otten continued as a
                            director following the
                            election.
  10/9/97 Special Meeting   Approval of Stock      Unanimous Approval
                            Option Plan
  10/10/97 Special Meeting  Authorization of       Unanimous Approval
                            capital stock in
                            conjunction with
                            initial public
                            offering and related
                            transactions.





                                   Item 6
                                  Exhibits

       Included herewith is the Financial Data Schedule submitted as
  Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into since November 5, 1997, the date of filing of the Company's Form S-1 Registration Statement:

  Exhibit No.         Description
  -----------         -----------

       1 Amended and Restated Credit Agreement dated November 12, 1997 among ASC East, Inc., Sunday River Skiway Corporation, Sunday River, Ltd., Perfect Turn, Inc., Sunday River Transportation, Inc., L.B.O. Holding, Inc., Sugarbush Resort Holdings, Inc., Sugarbush Leasing Company, Sugarbush Restaurants, Inc., Mountain Wastewater Treatment, Inc., S-K-I, Ltd., Killington, Ltd., Mount Snow, Ltd., Pico Ski Area Management Company, Resorts American Skiing Company and Subsidiaries
                 Software Services, Inc., Dover Restaurants, Inc.,

                 Sugarloaf Mountain Corporation, Mountainside, Sugartech as Borrowers American Skiing Company, as Guarantor, and BankBoston, N.A. as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders

       2 Credit Agreement dated as of November 12, 1997 Among ASC Utah, ASC West, Inc., Steamboat Ski & Resort Corporation, Steamboat Development Corporation, Heavenly Valley Ski & Resort Corporation, Heavenly Corporation, Heavenly Valley, Limited Partnership as Borrowers, American Skiing Company, as Guarantor, and BankBoston, N.A., as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders.

       3 Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation.

       4         Contract of Sale by and between Orlando Resort
                 Corporation and ELW Golf Group, Inc.

       5 Real Estate Purchase Agreement dated December 8, 1997 by and between WMR Investment Company, L.L.C. and Alpine Resort Properties, Inc.

                  American Skiing Company and Subsidiaries

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ASC EAST, INC.


  Date:  December 22, 1997                /s/ Thomas M. Richardson
         -----------------           ---------------------------------
                                     Thomas M. Richardson
                                     Senior Vice President Finance
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

  Date:  December 22, 1997                /s/ Christopher E. Howard
         -----------------           --------------------------------
                                     Christopher E. Howard
                                     Chief Administrative Officer and
                                     General Counsel