Form 10-Q
period 1998-01-25
AMERICAN SKIING CO /ME
filed 1998-03-10
CIK 1043432

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED JANUARY 25, 1998

                         _____________________________

                        Commission File Number 333-33483
                         _____________________________

                            American Skiing Company
             (Exact name of registrant as specified in its charter)

     Maine                                             04-3373730
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)

     P.O. Box 450                                           04217
     Bethel, Maine
     (Address of principal executive office)           (Zip Code)

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

                         Yes [X]   No [  ]

          The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of class A common stock $.01 par value and 15,365,072 shares of common stock $.01 par value outstanding as of March 9, 1998.


                    American Skiing Company and Subsidiaries


                               Table of Contents

     Part I - Financial Information......................   1

     Item 1 Financial Statements ........................   2

          Condensed Consolidated Statement of Operations
          (Unaudited) for the Three Months Ended
          January 25, 1998 and January 26, 1997..........   2

          Condensed Consolidated Statement of Operations
          (Unaudited) for the Six Months Ended
          January 25, 1998 and January 26, 1997..........   4

          Condensed Consolidated Balance Sheet
          (Unaudited) as of January 25, 1998 and
          July 27, 1997..................................   5

          Condensed Consolidated Statement of Cash
          Flows(Unaudited) for the Six Months Ended
          January 25, 1998 and January 26, 1997..........   7

          Notes to (Unaudited) Condensed Consolidated
          Financial Statements...........................   9

     Item 2 Management's Discussion and Analysis of Financial
     Condition and Results of Operation..................   15

          General........................................   15

          Liquidity and Capital Resources................   15

          Changes in Results of Operations...............   18

          Changes in Financial Condition.................   20

     Part II - Other Information.........................   26



















                                       i[PAGE]


                    American Skiing Company and Subsidiaries


                         Part I - Financial Information
                                     Item 1
                              Financial Statements

     This Form 10 Q is filed by the American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

     Sunday River Skiway Corporation       Sunday River, Ltd.
     Sunday River Transportation           Perfect Turn, Inc.
     LBO Holding, Inc.                     Sugarbush Resort Holdings, Inc.
     Mountain Wastewater Treatment, Inc.   Sugarbush Leasing Company
     Sugarbush Restaurants, Inc.           AJT, Inc. (f/k/a Cranmore, Inc.)
     Grand Summit Resort Properties, Inc.  S-K-I Limited
     Mount Snow, Ltd.                      Killington, Ltd.
     Sugarloaf Mountain Corporation        WVSAL, Inc. (f/k/a Waterville
     Dover Restaurants, Inc.                 Valley Ski Area, Ltd.)
     Killington Restaurants, Inc.          ASC East, Inc.
     Resort Software Services, Inc.        Resort Technologies, Inc.
     Sugartech                             ASC Utah
     Pico Ski Area Management              Deerfield Operating Company
     ASC West, Inc.                        Alpine Resort Properties, Inc.
     Heavenly Valley Limited Partnership   Heavenly Corporation
     Heavenly Ski Resort Corporation       Orlando Resort Corporation
     Steamboat Ski and Resort Corporation  Killington West, Ltd.
     Steamboat Development Corporation     Mountain Water Company
     Ski Insurance Company                 Club Sugarbush, Inc.
     Mountainside Corporation


          As used herein, the term "the Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.


                                       1[PAGE]


                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statement of Operations
               (In thousands except share and per share amounts)

                                           For the Three Months Ended
                                      January 25, 1998    January 26, 1997
                                             (Unaudited)         (Unaudited)
     Net revenues:
       Resort                                   $107,425             $59,418
       Real estate                                 7,890               1,740
                                                ----------------------------
     Total net revenues                          115,315              61,158

     Operating expenses:
       Resort                                     64,244              38,995
       Real estate                                 5,223                 935
       Marketing, general and
       administrative                             13,621               7,709
     Depreciation & amortization                  15,009               7,344
                                                 ---------------------------
     Total operating expenses                     98,097              54,983
                                                 ---------------------------

     Income from operations                       17,218               6,175

       Interest expense                            6,325               5,557
                                                 ---------------------------

     Income before provision for
     income taxes                                 10,893                 618

        Provision for income tax
           expense                                 4,249                 235
                                                 ---------------------------
     Net income from continuing operations         6,644                 383
     Extraordinary loss, net of income
       tax benefit of $3,248                       5,081                   -
                                                 ---------------------------

     Net income after extraordinary
     item                                          1,563                 383

     Accretion of  discount and
     dividends  accrued on
     mandatorily redeemable
     preferred stock                               (850)                   -
                                                 ---------------------------

     Net income available to Common
     Shareholders                                 $2,413                $383
                                                 ===========================
     Retained earnings (accumulated
     deficit), beginning of the
     period                                     $(10,555)             $7,838

     Add: Net income available to
     common shareholders                           2,413                 383
     Retained earnings (accumulated
     deficit), end of period                     $(8,142)              $8,221
                                                  ===========================

                                      2[PAGE]

                           American Skiing Company and Subsidiaries

     Earnings per common share - basic:
     Net income from continuing operations         $0.23               $0.39
     Extraordinary loss                           ($0.18)                  -
     Net income                                    $0.08               $0.39
     Earnings per common share - diluted:
     Net income from continuing operations         $0.21               $0.39
     Extraordinary loss                           ($0.16)                  -
     Net income                                    $0.05               $0.39

     See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                       3[PAGE]


                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statement of Operations
               (in thousands except share and per share amounts)

                                               For the Six Months Ended
                                             January 25, 1998 January 26, 1997
                                                  (Unaudited)       (Unaudited)
     Net revenues:
        Resort                                       $121,236           $71,146
        Real estate                                     8,700             3,309
                                                     --------------------------
     Total net revenues                               129,936            74,455

     Operating expenses:
        Resort                                         82,052            54,029
        Real estate                                     6,148             1,967
        Marketing, general and
        administrative.                                20,466            12,501
        Stock compensation charge (Note 7)             14,254                 -
        Depreciation & amortization                    16,515             8,871
                                                     --------------------------
     Total operating expenses                         139,435            77,368
                                                     --------------------------

     Loss from operations                              (9,499)           (2,913)

        Interest expense                               13,846            13,071
                                                     --------------------------

     Net loss before benefit for income taxes         (23,345)          (15,984)

        Benefit for income tax expense                (9,104)           (6,074)
        Minority interest in loss of
        subsidiary                                      (456)                -
                                                     --------------------------
     Net loss from continuing operations             (13,785)           (9,910)

     Extraordinary loss, net of income tax
     benefit of $3,248                                 5,081                 -
                                                     --------------------------
     Net loss                                        (18,866)           (9,910)

     Accretion of discount and dividends accrued
     on mandatorily redeemable preferred
     stock                                              1,581                 -
                                                     --------------------------
     Net loss available to common Shareholders        (20,447)           (9,910)
                                                     ==========================

     Retained earnings, beginning of                  $12,305           $18,131
     the period
     Add: Net loss                                    (20,447)           (9,910)
                                                     ==========================

     Retained earnings(accumulated
     deficit), end of period                         $(8,142)            $8,221
                                                     ==========================

     Earnings per common share (basic and diluted):
     Net loss from continuing operations              $(0.64)          $(10.13)
     Extraordinary loss                               $(0.24)                 -
     Net loss                                         $(0.96)          $(10.13)

     See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                       4[PAGE]


                    American Skiing Company and Subsidiaries



                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                               January 25, 1998   July 27, 1997
                                                    (Unaudited)

     ASSETS

     Current assets
        Cash and cash equivalents                       $36,393         $15,558
        Restricted cash                                   3,799           2,812
        Accounts receivable                              11,907           3,801
        Inventory                                        17,892           7,282
        Prepaid expenses                                  2,935           1,579
        Assets held for resale                            5,780               -
        Deferred tax assets                                 770             422
                                                        -----------------------
     Total current assets                                79,476          31,454

        Property and equipment, net                     473,547         252,346
        Real estate developed for sale                  100,412          23,540
        Long-term investments                             2,432           3,507
        Goodwill                                         97,006          10,664
        Deferred financing costs                          9,792           9,431
        Investment in real estate partnership             4,994               -
        Other assets                                     22,131           6,398
                                                        -----------------------
     Total assets                                      $789,790        $337,340
                                                        =======================




     See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                                       5[PAGE]


                    American Skiing Company and Subsidiaries


                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                               January 25, 1998   July 27, 1997
                                                    (Unaudited)

     LIABILITIES, MANDATORILY REDEEMABLE
       PREFERRED STOCK AND SHAREHOLDERS' EQUITY
     Current liabilities
       Line of credit and current portion
         of long-term debt                              $24,905         $39,748
       Accounts payable and other current
         liabilities                                     56,672          25,738
       Deposits and deferred revenue                     29,647           4,379
       Due to stockholder                                 1,933           1,933
                                                       ------------------------
     Total current liabilities                          113,157          71,798

       Long-term debt                                   215,374          46,833
       Subordinated notes and debentures                127,867         149,749
       Minority interest                                      -             626
       Other long-term liabilities                       23,046           7,898
       Deferred income taxes                             16,370          28,514
                                                        -----------------------
     Total liabilities                                  495,814         305,418

     Mandatorily redeemable preferred stock              37,359          16,821


     Shareholders' equity
       Common stock, Class A                                                 10
       Common stock                                         148               -
       Paid-in capital                                  264,457           2,786
       Retained earnings (accumulated
       deficit)                                         (8,142)          12,305
                                                        -----------------------
     Total equity                                       256,617          15,101
                                                        -----------------------

     Total liabilities, mandatorily
     redeemable preferred stock and equity             $789,790        $337,340
                                                        =======================



     See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                                       6[PAGE]


                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statement of Cash Flows
                                 (in thousands)


                                                For the Six Months Ended

                                             January 25, 1998 January 26, 1997
     Cash flows from operating activities:        (Unaudited)      (Unaudited)
     Net loss                                         $(18,866)         $(9,910)

     Adjustments to reconcile net loss
       to net cash provided by (used in)
     operating activities:
     Stock option compensation charge                   14,254               -
     Depreciation and amortization                      16,515           8,871
     Minority interest                                   (456)               -
     Deferred income taxes                            (12,492)           (363)

     Decreases (increases) in assets:

     Restricted cash                                    (810)                -
     Investments held in escrow                            -             7,240
     Accounts receivable                              (7,976)            (489)
     Income taxes receivable                               -           (6,074)
     Inventory                                        (6,627)          (1,703)
     Prepaid expenses                                   (869)            (247)
     Other current assets                                   -              723
     Real estate developed for resale                (48,848)                -
     Other assets                                     (3,133)              197

     Increases (decreases) in liabilities:

     Accounts payable and other accrued
     expenses                                          14,352           20,252
     Income taxes payable                                   -             (14)
     Deposits and unearned revenue                     20,470            8,892
     Accrued interest                                       -               95
     Other long term liabilities                        5,232                -
                                                     -------------------------

     Cash flow provided by operating
     activities                                       (29,252)          28,196

     Cash flows from investing activities:
     Assets held for resale                           (5,780)           14,921
     Additions to property and equipment             (50,062)         (18,351)
     Purchase of ski resorts                        (288,499)               -
     Purchase of ski resort minority
     interest                                                           (2,492)
     Sale (Purchase) of long-term
     investment                                         1,075          (2,582)
                                                    --------------------------

     Net cash used in investing activities          (343,268)          (8,504)

                                      7[PAGE]

                               American Skiing Company

     Cash flows from financing activities:

     Reductions in note payable to
     shareholder                                            -           (621)
     Net proceeds from initial public
     offering                                         244,619              -
     Proceeds from construction loan                   50,432              -
     Proceeds from term loan                          105,000              -
     Proceeds from revolving line of
     credit                                            65,803              -
     Repayment of revolving line of
     credit                                          (59,623)              -
     Proceeds from subordinated notes                  16,920              -
     Repayment of subordinated debt                  (21,882)              -

     Additions (reductions) to long-
     term debt                                        (7,914)         (19,717)
                                                   ---------------------------
     Net cash provided by (used in)
     financing activities                             393,355         (20,338)

     Net decrease in cash and short-
     term investments                                  20,835            (646)
     Cash and short-term investments at
     beginning of period                               15,558            4,087
                                                   ---------------------------

     Cash and short-term investments at
     end of period                                    $36,393           $3,441
                                                   ===========================



     See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.




                                       8[PAGE]


                    American Skiing Company and Subsidiaries


       Notes to (Unaudited) Condensed Consolidated Financial Statements

          1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998 and July 27, 1997, the results of operations for the three months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's unaudited consolidated financial statements as of and for the year ended July 27, 1997 and the unaudited condensed consolidated financial statements as of and for the three months ended October 26, 1997 in the Form S-1, filed with the Securities and Exchange Commission on February 10, 1998.

          2. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

          3. Income Taxes. The benefit for income taxes is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

          4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business, which is the development and operation of ski resorts.

          5. Net Income per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earnings
     Per Share (SFAS 128). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings per share for the three-month and six-month periods ended January 25, 1998 and 1997 were determined as follows:


                                       9[PAGE]


                    American Skiing Company and Subsidiaries




                               Three Months Ended      Six Months Ended
                                   January 25            January 25
                                 1998        1997      1998       1997
                               -----------------------------------------
              Income
     Income (loss) from
       continuing operations     6,644        383    (13,785)     (9,910)
     Preferred stock
     accretion                     850          -     (1,581)          -
     Extraordinary item         (5,081)         -     (5,081)          -
     Basic earnings available
     to common shareholders      2,413        383    (20,477)     (9,910)
                              ------------------------------------------

     Convertible preferred
     stock                        (850)         -         -            -
     Diluted earnings
     available to common
     shareholders                1,563        383   (20,477)      (9,910)
                              ==========================================
              Shares
     Weighted-average shares
     available - basic          28,760        978    21,376          978
                              ------------------------------------------
     Mandatorily redeemable
       preferred stock           2,185          -         -            -
     Dilutive common stock
     options                       539          -         -            -
     Weighted average shares
     available - diluted        31,484        978     21,376         978
                              ==========================================

          6. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements and the audited financial statements filed with the Company's Registration Statement on February 10, 1998 with the Securities and Exchange Commission have been reclassified to conform to the current presentation.

          7. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the quarter ended October 26, 1997 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the fair market value as of the date of grant of $18.00. Certain members of senior management are also being granted a cash payment on the date the options are exercised to cover individual federal and state income tax liability generated by exercising the options. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million.


                                       10[PAGE]


                    American Skiing Company and Subsidiaries


          8. Pro forma disclosure. The following pro forma statements of operations for the three and six month periods ended January 25, 1998 and January 26, 1997 are presented for purposes of comparison. The following pro forma adjustments have been made for the following periods:

          The three months ended January 25, 1998 - There are no pro forma adjustments.

          The three months ended January 26, 1997 - The results of operations for Steamboat, Heavenly and the Canyons have been added based on their historical results for the three months ended January 26, 1997.

          The six months ended January 25, 1998 - The results of operations for Steamboat, and Heavenly have been added based on their historical results for the three months ended October 26, 1997.

          The six months ended January 26, 1997 - The results of operations for Steamboat, Heavenly and the Canyons have been added based on their historical results for the six months ended January 26, 1997.

          9. Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense. Real estate EBIT represents revenues from real estate less cost of real estate sold which includes selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.



                                       11[PAGE]




              American Skiing Company and Subsidiaries

                 Consolidated Statements of Operations
         (In thousands, except share and per share amounts)
                             Pro Forma


                           Three Months Ending             Six Months Ending
                       Jan. 25, 1998   Jan. 26, 1997   Jan. 25, 1998  Jan. 26, 1997
Net Revenues:
Resort                   $107,425          $91,897      $124,623        $108,457
Real Estate                 7,890            1,740         8,700           3,309
                       ------------------------------------------------------------
Total net revenues        115,315           93,637       133,323         111,766
                       ------------------------------------------------------------

Operating expenses:
Resort                     64,244           57,804        89,445          81,953
Real estate                 5,223              935         6,148           1,967
Marketing, general and
  administrative           13,621           11,565        24,260          19,267
Stock compensation
  charge                        -                -        14,254               -
                       ------------------------------------------------------------
Depreciation and
amortization               15,009           12,896        16,932          14,831
                       ------------------------------------------------------------
Total operating expenses   98,097           83,200       151,039         118,018
                       ------------------------------------------------------------

Income from operations     17,218           10,437      (17,716)         (6,252)
Interest expense            6,325            8,174        16,298          18,268
                       ------------------------------------------------------------
Net income before
provision benefit for
income taxes and minority
interest in loss of
subsidiary                10,893            2,263      (34,014)        (24,520)
Provision (benefit) for
income taxes               4,249              877      (13,265)         (9,692)
Minority interest in
loss of subsidiary             -                -         (456)              -
                       ------------------------------------------------------------
Net income (loss) from
continuing operations      6,644            1,386      (20,293)        (14,828)



                                                  12 [PAGE]

Extraordinary loss         5,080               -          5,081             -
                       ------------------------------------------------------------
Net income after
extraordinary items        1,564            1,386      (25,374)        (14,828)

Accretion of discounts
and dividends
accrued on mandatorily
redeemable preferred stock (850)                -        1,581              -
                       ------------------------------------------------------------
Net income (loss) available
to Common Shareholders      $2,413           $1,386      (26,955)        (14,828)
                        ===========================================================
Earnings per common share -
  basic
Income (loss) from continuing
  operations                 $0.23            $0.05       ($0.95)         ($0.69)
Extraordinary loss          ($0.18)               -       ($0.24)              -
Net income (loss)            $0.08            $1.05       ($1.26)         ($0.69)

Earnings (loss) per common
  share - diluted
Net income (loss) from
continuing operations     $0.21            $0.05       ($0.95)         ($0.69)
Extraordinary loss       ($0.16)               -       ($0.24)          $   -
Net income (loss)         $0.05            $0.05       ($1.26)         ($0.69)

Supplemental Data
Resort EBITDA           $29,560          $22,528       $10,918          $7,237
Real Estate EBITDA        2,667              805         2,552           1,342
                       --------------------------------------------------------------
Total EBITDA            $32,227          $23,333       $13,470          $8,579



                          13[PAGE]


                    American Skiing Company and Subsidiaries


          9. Significant events. On November 5, 1997, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement for purposes of registering the Company's common stock. On November 12, 1997, the Company settled the sale of
     (i)833,333 shares of common stock directly to the Principal Shareholder at $18.00 a share (ii) 13,916,667 shares of common stock to the public at $18.00 per share in the public offering by the underwriters. Total gross proceeds of $265.5 million were received in connection with the offering.

          On November 12, 1997 the Company closed the acquisition of the Steamboat and Heavenly resorts for a purchase price, including closing costs and adjustments, of approximately $298 million. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements herein reflect the results of operations of the acquired Steamboat and Heavenly ski resorts subsequent to November 13, 1997 and include the balance sheet of the acquired resorts as of January 25, 1998.

          On November 12, 1997, the Company entered into a new senior secured credit facility with a group of lenders pursuant to which the Company may borrow up to $215 million. A portion of the net proceeds of the common stock offering, together with borrowings under the senior credit facility, were used to fund the purchase of Steamboat and Heavenly ski resorts for approximately $290 million, Also on November 12, 1997, a portion of the proceeds from the common stock offering were used to make a $33.6 million investment in the common stock of one of the Company's major subsidiaries, ASC East, Inc. This investment in ASC East, Inc. was primarily used to redeem its outstanding subordinated discount notes, which redemption was effected on December 30, 1997.

          The Company has also exchanged shares of the Company's common stock for shares of common stock in a subsidiary of the Company, ASC East, Inc. This exchange is being made to enable three beneficial owners of the minority interests to acquire common stock in the Company at substantially the same exchange ratio Leslie B. Otten, the principal shareholder of the Company, exchanged his shares of ASC East, Inc. common stock for shares of common stock in connection with the formation of the Company. The Company believes this will eliminate potential conflicts of interest between minority holders and shareholders of the Company.


                                       14[PAGE]


                    American Skiing Company and Subsidiaries




                                     Item 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


                                    General


          We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first and second quarters of fiscal 1998. The results include the Steamboat and Heavenly resorts acquired during the second quarter. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form S-1 Registration Statements filed November 5, 1997 and February

                        Liquidity and Capital Resources



          Short Term. The Company's primary short term liquidity needs are funding seasonal working capital requirements, its summer 1998 capital improvement program, and servicing indebtedness. The summer 1998 capital improvements will include expenditures on lifts, trails, snow-making equipment and base facilities, as well as real estate development. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are unexpended proceeds from the initial public offering, cash flow from operations of its subsidiaries and borrowings under the senior credit facility. Real estate development will be funded primarily through construction financing facilities established for major real estate development projects.

          The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). The New Credit Facility is divided into two sub-facilities, $75 million of which (up to $65 million of which is currently available) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $140 million of which is available for borrowings by the Company excluding ASC East, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $65 million and an eight-year term facility in the amount of $75 million.

          The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more that $35 million for the West Facility. The maximum availability under the revolving facilities
                                       15[PAGE]


                    American Skiing Company and Subsidiaries


     will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial rations. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into sub-facilities. The East Facility is secured by substantially all the assets of ASC East and its subsidiaries, except our real estate development subsidiaries, which are not borrowers under the New Credit Facility. The West Facility is secured by substantially all the assets of the Company and its subsidiaries, except ASC East, Inc. and its subsidiaries.

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

          The Company issued $17.5 million of convertible, preferred stock and $17.5 million convertible notes in July, 1997 to fund development at its new resort in Utah called The Canyons. These securities were converted on November 12, 1997, into 101/2% Convertible Exchangeable Preferred Stock of the Company.

          The Company's summer 1998 capital program is expected to total between $40 million and $60 million, excluding real estate development. The combination of unexpended proceeds from its initial public offering, cash flow from resort operations, capital leases and the New Credit Facility is expected to provide sufficient funds to meet short term liquidity needs for working capital and skiing related capital expenditures.

          The Company is considering the issuance of up to $50 million in senior subordinated bonds prior to close of its 1998 fiscal year and either soliciting the consent of holders of ASC East, Inc.'s $120 million 12% Senior Subordinated to certain covenant changes in the 12% Note Indenture, or making an exchange offer to holders of the $120 million Senior Subordinated Notes exchange those obligations for substantially similar obligations of the Company. The precise nature of the transaction, and whether it will actually be effected, has not yet been determined by the Company.

          The Company runs its real estate development through single purpose subsidiaries. Construction of existing Grand Summit Hotel
                                       16[PAGE]


                    American Skiing Company and Subsidiaries


     projects are financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance was subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Grand Summit properties. Principal is repaid from 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company, is sufficient to fund the Grand Summit projects scheduled for completion during the 1997-1998 ski season.

          The Company intends to continue real estate development at its eastern resorts, and initiate real estate development projects at certain of its western resorts during summer 1998. This real estate development is not currently funded and will require construction financing in order to proceed. It is anticipated that construction financing will consist of two components. The senior component is expected to be a conventional construction loan arranged on a limited recourse basis similar to the existing real estate development construction facility. A portion of the development costs are expected to be financed through either a mezanine debt facility established directly with the real estate subsidiary pursuing the projects or equity infused by the Company derived from additional subordinated debt incurred by the Company.

          Long Term. The Company's primary long term liquidity needs are to fund skiing related capital improvements at certain of its resorts, extensive development of its slopeside real estate and any future acquisitions of resort properties.

          The Company's largest long-term capital needs relate to The Canyons resort in Utah and the Company's real estate development program. The Canyons resort will require an estimated $40 million over the next four years to fully develop on-mountain facilities in time for the 2002 Winter Olympic Games.

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

          Development of Grand Summit hotels at several resorts and alpine villages at Sunday River, Killington, The Canyons and Steamboat will require substantial funding. The Company expects to undertake these projects through special purpose subsidiaries with financing provided principally on a limited recourse basis. The Company's ability to
                                       17[PAGE]


                    American Skiing Company and Subsidiaries


     directly contribute equity toward or otherwise guarantee real estate development is limited to $25 million under the New Credit Facility. Financing commitments for future real estate development do not currently exist. The Company will be required to establish construction facilities for these projects before undertaking each development.

                        Changes in Results of Operations



     Changes for the Second Quarter of Fiscal 1998 compared to the Second Quarter of Fiscal 1997.


          1. Resort revenues. Resort revenues increased 80.8% from $59.4 million for the second quarter of fiscal 1997 to $107.4 for the second quarter of fiscal 1998. The $48.0 million increase in revenue is principally attributable to the addition of Steamboat and Heavenly resorts acquired on November 12, 1997. Additionally, our existing pre-acquisition group of resorts also reflected positive overall revenue growth driven primarily by increases in skier visits, and the acquisition of various retail and food and beverage operations, as well as yield increases of 5%.

          2. Real estate revenues. Real estate revenues increased $6.2 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. The increase is attributable to closed sales at two of the Company's new quartershare hotels at Sunday River and Attitash.

          3. Cost of resort operations. Cost of resort operations increased 64.8% from $39.0 million to $64.2 million. The $25.2 million increase is principally attributable to the inclusion of Steamboat and Heavenly resorts. The results of our existing pre-acquisition resorts also reflected increases in cost of resort operations consistent with their related resort revenue growth.

          4. Cost of real estate Cost of real estate increased $4.3 million in the second quarter of fiscal 1998 as compared to the second fiscal quarter of 1997. The primary reason for the increase is from increased sales of quarter share units and additional costs associated with the start up of new development projects at eastern and western resorts.

          5. Marketing, general, and administrative. Marketing, general, and administrative costs increased 77% from $7.7 million to $13.6 million. The inclusion of Steamboat and Heavenly resorts accounted for approximately 37% of this increase. The remainder of the increase can be attributed to increased costs associated with the new Edge card

                                       18[PAGE]


                    American Skiing Company and Subsidiaries


     program, direct to lift programs, and other marketing and real estate development initiatives throughout our resorts.

          6. Depreciation and amortization. Depreciation and amortization increased from $7.3 million for the second quarter of fiscal 1997 to $15.0 million for the second quarter of fiscal 1998. The increase is principally attributable to the acquisitions of Steamboat, Heavenly, and the Canyons and last years capital program at the Company's eastern resorts.

          7. Provision for income taxes. Provision for income taxes increased 1708% from $.4 million for the three months ended January 26, 1997 to $4.2 million for the three months ended January 25, 1998. The reason for the increase is from the increase in net income for the period.

          8. Extraordinary item. The extraordinary expense recorded by the Company is related to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million, net of the income tax benefit the amount was $5.1 million.

          9. Accretion of preferred stock. The Company issued manditorily redeemable preferred stock on July 2, 1997. This security could be exchanged in the event of an initial public offering, at the option of the holder into common stock of the Company or another issue of preferred stock. There was a discount on the conversion to common stock allowing the holder of the preferred stock to receive approximately a 5% discount off the initial public offering price. The holder of the preferred stock exchanged their shares into the another issue of preferred stock and not directly into shares of the common stock of the Company. The Company accreted the value of the preferred stock in the first quarter of fiscal 1998 to account for the entire amount of the 5% discount.
     Since the holder of the preferred stock exchanged their shares for another issue of preferred stock, and the trading price of the stock was below the conversion price, the amount that was originally accreted was greater than the amount actually exchanged. This required the Company to reduce the carrying value of the preferred stock to the value that was actually exchanged.



                                       19[PAGE]


                    American Skiing Company and Subsidiaries


                          Changes in Results of Operations


          Changes for the First Six Months of Fiscal 1998 compared to the First Six Months of Fiscal 1997.

          1. Resort revenues. Resort revenues increased 71% from $71.1 million for the six months ended January 25, 1998 to $121.2 million for the six months ended January 26, 1997. The $50.1 million increase in revenue is principally attributable to the addition of Steamboat and Heavenly resorts acquired on November 12, 1997. Additionally, our existing pre-acquisition group of resorts also reflected positive overall revenue growth driven primarily by increases in skier visits and increased yeilds per skier visit.

          2. Real estate revenues. Real estate revenues increased $5.4 million for the six months ended January 25, 1998 as compared to the six months ended January 26, 1997. The increase is attributable to closed sales at two of the Company's new quartershare condominium hotels at Sunday River and Attitash.

          3.  Cost of resort operations.  Cost of resort operations

     increased 51.9% from $54.0 million to $82.1 million. The $28.1 million increase is principally attributable to the inclusion of Steamboat and Heavenly resorts. The results of our existing pre-acquisition resorts also reflected increases in cost of resort operations consistent with their related resort revenue growth.

          4. Cost of real estate. Cost of real estate sold increased $4.2 million for the six months ended January 25,1998 as compared to the six months ended January 26, 1997. The increase is consistent with the increase in sales of real estate.

          5. Marketing, general, and administrative. Marketing, general, and administrative costs increased 64.0% from $12.5 million to $20.5 million. The inclusion of Steamboat and Heavenly resorts accounted for approximately 31% of this increase. The remainder of the increase can be attributed to increased costs associated with the establishment of ASC corporate offices, the new Edge card program, direct to lift programs, and other marketing and real estate initiatives throughout our resorts.

          6. Depreciation and amortization. Depreciation and amortization increased $7.6 million for the six months ended January 25,1998 as compared to the six months ended January 26, 1997. The increase is principally attributable to the acquisitions of Steamboat, Heavenly, and the Canyons and the additional plant, property and equipment related to the 1997 capital improvement expenditures.


                                       20[PAGE]


                    American Skiing Company and Subsidiaries


          7. Benefit for income taxes. The benefit for income taxes increased from $6.1 million for the six months ended January 26, 1997 to $9.1 million for the six months ended January 25, 1998. The $3.0 million increase is directly related to the results from operations for the period, which included a $14.3 million stock compensation charge that is considered a non recurring event by the Company.

          8. Extraordinary item. The extraordinary expense recorded by the Company is related to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million, net of the income tax benefit the amount was $5.1 million.


      Changes for the First Six months of Fiscal 1998 Compared to year-end

                                  Fiscal 1997.


          1. Cash and cash equivalents. Cash and cash equivalents increased 134% or $20.8 million from $15.6 million as of July 27, 1997 to $36.4 million as of January 25, 1998. The three primary reasons for the increase are 1) the operating cycle of the Company, 2) the cash balances at the acquired resorts, 3) cash retained at the parent Company for future investment.

          2. Accounts receivable. Accounts receivable increased 213% or $8.1 million from $3.8 million as of July 27, 1997 to $11.9 million as of January 25, 1998. The primary reason for the increase is from increased operating activities and accounts receivable associated with the increased operating activities.

          3. Inventory. Inventories increased 146% or $10.6 million from $7.3 million as of July 27, 1997 to $17.9 million as of January 25,
     1998.   $4 million of the increase is related to the acquisition of
     Heavenly and Steamboat ski resorts with the balance of the increase related to the operating cycle of the Company.

          4. Assets held for resale. Assets held for resale is the estimated net proceeds from the Orlando golf resort that was purchased with the Heavenly and Steamboat ski resorts. The golf course was sold on February 2, 1998 for $5.6 million.

          5. Prepaid expenses. Prepaid expenses increased 86% or $1.4 million from $1.6 million as of July 27, 1997 to $2.9 million as of January 25, 1998. The primary reason for the increase is from the prepaid expenses associated with the pre-sales of the three quarter

                                       21[PAGE]


                    American Skiing Company and Subsidiaries


     share hotel projects at Killington, Mount Snow, and Sunday River ski resorts.

          6. Property, plant and equipment. Property, plant, and equipment increased 88% or $221.2 million from $252.3 million as of July 27, 1997 to $473.5 million as of January 25, 1998. $186.0 million is from the acquisition of the Heavenly and Steamboat ski resorts. The remaining $50.1 million is related to capital improvements at the existing resorts, and the acquisition of land and businesses, net of $15.0 million of depreciation.

          7. Real estate developed for resale. Real estate developed for resale increase 327% or $76.9 million from $23.0 million as of July 27, 1997 to $100.4 million as of January 25, 1998. The increase is from the following: 1) $40.3 million related to the construction of three quarter share hotel projects being constructed at Killington, Mount Snow and Sunday River ski resorts, 2) $28 million related to land held for development acquired with the Steamboat ski resort, 3) $7.0 million related to land purchased at the Canyons in Utah for future development, 4) $1.6 million related to the construction of townhouses at Sunday River.

          8. Goodwill. Goodwill increased 810% or $86.3 million from $10.7 million as of July 27, 1997 to $97.0 million as of January 25, 1998. $77.9 million is related to the acquisition of the Heavenly and Steamboat ski resorts, with the balance of $8.4 million (net of amortization of existing goodwill) related to the Company's purchase of the minority interest in ASC East.

          9. Investment in real estate partnership. The $5 million balance in investment in real estate partnership was acquired with the Heavenly and Steamboat ski resorts and is from a 50% general partnership interest in a partnership that is engaged in the development and sale of residential real estate adjacent to the Steamboat ski resort.

          10. Other assets. Other assets increase 246% or $15.7 million from $6.4 million as of July 27, 1997 to $22.1 million as of January 25, 1998. The primary reason for the increase is the inclusion of various intangibles related to the acquisition of the Steamboat and Heavenly ski resorts.

          11. Current portion of long term debt. Current portion of long term debt decreased 37% or $14.8 million from $39.7 as of July 27, 1997 to $24.9 million as of January 25, 1998. The primary reason for the decrease is the restructuring of the Company's revolving lines credit and the addition of term loans that replaced a portion of the amounts previously funded by revolving lines of credit.


                                       22[PAGE


                    American Skiing Company and Subsidiaries


          12. Accounts payable. Accounts payable increased 120% or $30.9 million from $25.7 million as of July 27, 1997 to $56.7 million as of January 25, 1998. $10.0 million of the increase is related to the acquisition of Heavenly and Steamboat ski resorts with balance of the increase from the operating cycle of the Company and construction activities related to the quarter share hotel projects.

          13. Deposits and unearned revenue. Deposits and unearned revenue increased 577% or $25.3 million from $4.4 million as of July 27, 1997 to $29.6 million as of January 25, 1998. $10.1 million is related to the acquisition of Heavenly and Steamboat ski resorts, with the balance of the increase from the operating cycle of the Company.

          14. Long term debt. Long term debt increased 360% or $168.5 million from $46.8 million as of July 27, 1997 to $215.4 million as of January 25, 1998. The primary reasons for the increase is from 1) the proceeds of $114.4 million from a loan and revolving line of credit (net of current portion) at ASC West, and 2) a $50.4 million dollar increase in the construction loan associated with the three quarter share hotel projects, 3) $3.5 million associated with land acquired for future development at the Canyons ski resort in Utah.

          15. Subordinated notes and debentures. Subordinated notes and debentures decreased 14.6% or $21.8 million. The primary reason for this decrease is from the early retirement of ASC East's the subordinated discount notes on December 20, 1997.

          16. Deferred income taxes. Deferred income taxes decreased 43% or $12.1 million from $28.5 million as of July 27, 1997 to $16.4 million as of January 25, 1998. The reason for the decrease is the net loss generated from July 28, 1997 to January 25, 1998.

          17. Other long-term liabilities. Other long-term liabilities increased 192% or $15.1 million from $7.9 million as of July 27, 1997 to $23.0 million as of January 25, 1998. The primary reason for the increased is from the acquisition of Heavenly and Steamboat ski resorts.

          18. Mandatorily redeemable preferred stock. Mandatorily redeemable preferred stock increased 122% or $20.5 million from $16.8 million as of July 27, 1997 to $37.4 million as of January 25, 1998. The reason for this increase is from the conversion of $17.5 million of 14% convertible notes that were issued on July 29, 1997 to 10 /% preferred stock on November 5, 1997. The balance of the increase is from the accretion related to the preferred stock.

          19. Additional paid in capital. Additional paid in capital increased 9398% or $261.8 million from $2.8 million as of July 27, 1997 to $264.6 million as of January 25, 1998. The increase is due to
     1) the Company's initial public offering as of November 6, 1997 was $244.6 million. 2) purchase of the minority interest in ASC East, Inc. resulted in an increase of $8.7 million to additional paid in capital, and 3) the Company recording a stock compensation charge of $14.3 million resulting in an increase to the paid in capital $8.5 million.

          20. Retained earnings. Retained earnings decreased from $12.3 million as of July 27, 1997 to an accumulated deficit of $8.1 million as of January 25, 1998. The decrease is directly attributable to the $20.4 million loss for the six months ended January 25, 1998. The loss for this period included a $14.2 million dollar charge related to a non-recurring stock compensation charge and a $5.1 million extraordinary loss related to the early retirement of debt.

                               23[PAGE]

                     American Skiing Company and Subsidiaries

                         Significant Events

          IPO Closing and Acquisition. The Company closed on the initial public offering of 14.75 million shares of its common stock on November 12, 1997. The proceeds were primarily used to (1) fund the acquisition of Steamboat and Heavenly in an amount totaling $173.3 million,(2)redeem ASC East, Inc.'s 13 3/4% subordinated discount notes due 2007 for an aggregate redemption price of approximately $27.7 million, and (3) repay approximately $7.7 million of a subsidiary's outstanding debt in connection with the closing of the Company's initial public offering.

          The Company has retained approximately $15 million of offering proceeds in temporary investments.

          New Credit Facility. The Company established the New Credit Facility described above under the heading "Liquidity and Capital Resources" contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

          10 1/2% Convertible, Exchangeable Preferred Stock. Contemporaneously with the other November 12, 1997 closings the Company converted its $17.5 million principal amount of convertible notes and its $17.5 million face amount of convertible preferred stock at a conversion price, including accrued interest and accumulated dividends, of $37.3 million into its 10 1/2% convertible, exchangeable preferred stock.

          Consent Solicitation. Contemporaneously with the other November 12, 1997 closings, the Company closed the Consent Solicitation transaction described in its November 5, 1997 Registration Statement.

          Land Exchange. The Company consummated a land exchange with the State of Vermont on December 1, 1997. The exchange results in the

                                       24[PAGE]


                    American Skiing Company and Subsidiaries


     Company coming into ownership of over 1,000 acres of valuable development real estate at the base of the Killington resort.


                                  Subsequent Events



          Interest Rate Swap. On February 5, 1998 the Company entered into an interest rate swap arrangement with Bank Boston that effectively lowers the interest rate on its $120 million senior subordinated notes due 2002 to 9%. The Company's principal risk on the transaction is that LIBOR decreases below 6.9% in July 2001 when another swap agreement can be entered into.

          Appointment of Directors. On February 11th, the Company appointed three of its four independent directors. The fourth director is committed to joining the board before the end of the fiscal year after fulfilling existing obligations. The three directors are: Joel B. Alvord, former Chairman of Fleet Financial Group and currently, President and Managing Director of Shawmut Capital Partners, Inc.; Christopher J. Nassetta, Executive Vice President and Chief Operating Officer for Host Marriott Corp., formerly Co-founder of Bailey Capital Corp., a real estate investment and advisory firm.; and Gordon Gillies, a former attorney and current faculty member of Hebron Academy in Maine.

                             Forward-Looking Statements

          Certain of the statements contained in this section of the report, including those under "Financial Condition," are forward-looking. While the Company believes that these statements are accurate, its business is highly seasonal and is dependent upon weather and general economic conditions and various conditions specific to its industry. Future trends and results cannot be predicted with certainty and actual results could differ materially from any forward-looking statements. In particular:

          1. Ski and resort operations are highly seasonal. Over the last five fiscal years, the Company realized an average of approximately 86% of its resort revenues during the period from November through April and a significant portion of resort revenues (and approximately 23% of annual skier visits) was generated during the Christmas and Presidents' Day vacation weeks. Adverse weather or market conditions during these periods could materially adversely effect operating results and financial performance.

          2. The development of ski resorts is capital intensive. The Company's expansion of its resorts is dependent upon availability of necessary capital. There can be no assurance that the Company will have adequate funds, from internal or external sources, to make all planned and required capital expenditures over the long term.


                                       25[PAGE]


                    American Skiing Company and Subsidiaries


          3. Real estate development and the Company's ability to generate revenues therefrom may be adversely affected by numerous factors, many of which are beyond the control of the Company, including the national and regional economic climate and the ability of the company to obtain all necessary zoning, land use, buildings, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental or tax laws. In addition, real estate development will be dependent upon, among other things, receipt of adequate financing on suitable terms, obtaining and maintaining the requisite permits and licenses and, in certain circumstances, acquiring additional real estate. There can be no assurance as to whether, when or on what terms such financing, permits, licenses and real estate may be obtained.


                                       26[PAGE]


                      American Skiing Company and Subsidiaries


                             Part II - Other Information
                                       Item 2
                        Changes In Securities And Use Of Proceeds

                 On November 12, 1997, the Company established the New
            Credit Facility described above under the heading "Liquidity and Capital Resources." The New Credit Facility contains a limitation on the Company making dividends or distributions, or redeeming any shares of its stock in excess of 50% of cumulative consolidated net income after July 31, 1997, provided that after the distribution or redemption the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization does not exceed 4 to 1.

                 On November 12, 1997, the Company issued $37.3 million
            principal amount of its 101/2% Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Certificate of Designation for the preferred stock establishes the following limitations on the rights of the holders of Common Stock:

                 1. The Preferred Stock ranks prior to Common Stock with respect to (a) payment of dividends and (b) distributions upon liquidation or dissolution of the Company; and

                 2. In the event of any default upon the Preferred Stock the number of members of the Company's Board of Directors will be increased by two, and both new directors will be elected by the holders of Preferred Stock.






                                         27[PAGE]


                      American Skiing Company and Subsidiaries


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

                                               AMERICAN SKIING COMPANY


            Date: March 9, 1998                 /s/ Thomas M. Richardson

                                               Thomas M. Richardson
                                               Senior Vice President
                                               Finance Chief Financial
                                               Officer (Principal
                                               Financial and Accounting
                                               Officer)

            Date: March 9, 1998                 /s/ Christopher E. Howard

                                               Christopher E. Howard
                                               Chief Administrative
                                               Officer and General
                                               Counsel (Duly Authorized
                                               Officer)













                                         28[PAGE]