Form 10-Q/A
period 1998-01-25
AMERICAN SKIING CO /ME
filed 1998-03-12
CIK 1043432

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

                                     [PAGE]

                    American Skiing Company and Subsidiaries


                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                               January 25, 1998   July 27, 1997
                                                    (Unaudited)

     LIABILITIES, MANDATORILY REDEEMABLE
       PREFERRED STOCK AND SHAREHOLDERS' EQUITY
     Current liabilities
       Line of credit and current portion
         of long-term debt                              $24,905         $39,748
       Accounts payable and other current
         liabilities                                     56,672          25,738
       Deposits and deferred revenue                     29,647           4,379
       Due to stockholder                                 1,933           1,933
                                                       ------------------------
     Total current liabilities                          113,157          71,798

       Long-term debt                                   215,374          46,833
       Subordinated notes and debentures                127,867         149,749
       Minority interest                                      -             626
       Other long-term liabilities                       23,046           7,898
       Deferred income taxes                             16,370          28,514
                                                        -----------------------
     Total liabilities                                  495,814         305,418

     Mandatorily redeemable preferred stock              37,359          16,821


     Shareholders' equity
       Common stock, Class A                                148              10
       Common stock                                         154               -
       Paid-in capital                                  264,457           2,786
       Retained earnings (accumulated
       deficit)                                         (8,142)          12,305
                                                        -----------------------
     Total equity                                       256,617          15,101
                                                        -----------------------

     Total liabilities, mandatorily
     redeemable preferred stock and equity             $789,790        $337,340
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

                                               AMERICAN SKIING COMPANY


            Date: March 12, 1998                /s/ Thomas M. Richardson

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

            Date: March 12, 1998                /s/ Christopher E. Howard

                                               Christopher E. Howard
                                               Chief Administrative
                                               Officer and General
                                               Counsel (Duly Authorized
                                               Officer)













                                         28[PAGE]