Form 10-Q/A
period 1997-10-26
AMERICAN SKIING CO /ME
filed 1998-05-07
CIK 1043432

American Skiing Company and Subsidiaries



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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of Class A common stock $.01 par value and 16,120,044 shares of common stock $.01 par value outstanding as of May 7, 1998.

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (Unaudited)
         for the three months ended October 26, 1997
         and October 27, 1996..................................................2

         Condensed Consolidated Balance Sheet
         as of October 26, 1997 (Unaudited)and July 27, 1997...................4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended October 26, 1997 and October 27, 1996..................................................6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) ..........................................................8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General..............................................................11

         Liquidity and Capital Resources......................................11

         Changes in Results of Operations.....................................14

         Changes in Financial Condition.......................................16

         Subsequent Events....................................................17

         Forward-Looking Statements...........................................18

Part II - Other Information

         Item 2.  Changes in Securities and Reports filed
                  on Form 8K..................................................20

         Item 4.  Submission of Matters to Vote of Security
                  Holders.....................................................20

         Item 6. Exhibits.....................................................21

                         Part I - Financial Information
                                     Item 1
                              Financial Statements

This Form 10-Q/A is filed by American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

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

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                For the three months ended
                                                   October 26, 1997                    October 27, 1996
                                                      (unaudited)                        (unaudited)

Net  revenues:
  Resort                                                   $13,811                    $    11,728
  Real estate                                                  810                          1,569
                                                  ------------------------------------------------------------

    Total net revenues                                      14,621                         13,297
                                                  ------------------------------------------------------------

Operating expenses:
  Resort                                                    17,808                         15,034
  Real estate                                                  925                          1,032
  Marketing, general and administrative                      6,845                          4,792
  Stock option charge (note 7)                              14,254
  Depreciation and amortization                              1,506                          1,527
                                                  ------------------------------------------------------------

Total operating expenses                                    41,338                         22,385

Loss from operations                                       (26,717)                        (9,088)

Interest expense                                             8,448                          7,514
                                                  ------------------------------------------------------------

Loss before benefit for income taxes
 and minority interest in loss of subsidiary               (35,165)                       (16,602)

Benefit for income taxes                                   (13,714)                        (6,309)

Minority interest in loss of subsidiary                       (456)
                                                  ------------------------------------------------------------

Net loss                                                   (20,995)                       (10,293)

Accretion of discount and dividends accrued on
mandatorily redeemable preferred stock                    $  2,431                     $         -
                                                 -------------------------------------------------------------



           Condensed Consolidated Statement of Operations (Continued)
               (In thousands, except share and per share amounts)

                                                                 For the three months ended
                                                         October 26, 1997               October 27, 1996
                                                              (unaudited)                 (unaudited)

Net loss available to common shareholders                    $  (23,426)                $    (10,293)
                                                        ====================================================


Net loss per Class A common and common shares
outstanding (note 4)                                         $    (1.59)                $     (10.52)
                                                        ====================================================

Retained earnings, beginning of the period                  $    12,305                $      18,131

Net loss available to Common Shareholders                       (23,426)                     (10,293)
                                                        ----------------------------------------------------

                                                        ====================================================
Retained earnings (accumulated deficit),
end of period                                                $  (11,121)                $       7,838
                                                        ====================================================

Weighted average common shares
outstanding                                                   14,760,530                      978,300
                                                        ====================================================




See accompanying notes to condensed consolidated financial statements.



                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                        October 26, 1997                 July 27, 1997
                                           (unaudited)


Assets
Current assets
  Cash and cash equivalents                  $  6,214                       $ 15,558
  Restricted cash                               6,762                          2,812
  Deposit                                      11,010
  Accounts receivable                           4,358                          3,801
  Inventory                                    12,102                          7,282
  Prepaid expenses                              2,536                          1,579
  Deferred tax assets                             422                            422
                                --------------------------------------------------------------
      Total current assets                     43,404                         31,454

  Property and equipment, net                 271,082                        252,346
  Goodwill                                     10,595                         10,664
  Deferred financing costs                      9,171                          9,431
  Long-term investments                         3,380                          3,507
  Other assets                                  8,997                          6,398
  Real estate developed for sale               45,478                         23,540
                                ===============================================================

     Total assets                          $  392,107                     $  337,340
                                ===============================================================



                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                                   October 26, 1997            July 27, 1997
                                                                      (unaudited)
Liabilities Mandatorily Redeemable Preferred
Stock, and Shareholders' Equity
Current liabilities
    Line of credit and current portion of long-term debt             $   36,236               $     39,748
    Accounts payable and other current liabilities                       40,719                     24,857
    Deposits and deferred revenue                                        14,657                      4,379
    Demand note, shareholder                                              1,933                      1,933
    Due to affiliate                                                         95                          -
                                                             -----------------------------------------------------

      Total current liabilities                                          93,640                     70,917


    Long-term debt, excluding current portion                           255,045                    196,582
    Other long-term liabilities                                           8,200                      8,779
    Minority Interest                                                       170                        626
    Deferred income taxes                                                14,660                     28,514
                                                              -----------------------------------------------------

                      Total liabilities                                 371,715                    305,418

Mandatorily  redeemable  preferred  stock  Series A,
    par value  $1,000 per share 200,000 shares authorized;
    17,500 issued and outstanding; net or unaccreted
    issuance costs and including accretion or discount
    and cumulative  dividends in arrears (redemption
    value of 18,402)                                                     18,402                     16,821
Shareholders' Equity
  Common stock, Class A, par value $.01 per share, 15,000,000
  shares authorized; 14,760,530 issued and outstanding;                      10                         10


  Additional paid-in capital                                             13,101                      2,786
  Retained earnings                                                    (11,121)                     12,305
                                                                -----------------------------------------------------

    Total shareholders' equity                                            1,990                     15,101

                                                                -----------------------------------------------------
Total liabilities, mandatorily redeemable
preferred stock and shareholders' equity                             $  392,107              $     337,340

                                                                =====================================================

See accompanying notes to condensed consolidated financial statements.


                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                  For the three months ended
                                                        October 26, 1997               October 27, 1996
                                                           (unaudited)                   (unaudited)

Net loss                                                 $   (20,995)                   $   (10,293)
Adjustments to reconcile net loss to net
  cash (used in)provided by operating
  activities:
  Minority Interest                                             (456)
  Depreciation and amortization                                3,001                          1,527
  Discount on convertible debt                                   927                              -
  Deferred income taxes                                      (13,854)                        (5,789)
  Stock option charge                                         14,254
  Decrease (increase) in assets:
     Restricted cash and investments held in escrow           (3,950)                          (177)
     Deposits                                                (11,010)
     Accounts receivable                                        (557)                            71
     Inventory                                                (3,520)                          (562)
     Prepaid expenses                                           (957)                          (457)
     Real estate developed for sale                          (21,938)                              -
     Other current assets                                                                        85
     Other assets                                             (2,698)                           904
  Increase (decrease) in liabilities:
     Accounts payable and other current
       liabilities                                              9,381                           9,897
     Deposits and deferred revenue                             10,278                           7,136
     Other long-term liabilities                                  302                              -
                                               -------------------------------------------------------------
  Net cash flow (used in) provided by
    operating activities                                      (41,792)                          2,342

Cash flows from investing activities:
  Capital expenditures                                        (19,249)                         (7,333)
  Additions to assets held for resale                               -                          (3,285)
  Payments for purchases of businesses                              -                          (2,492)
  Long-term investments                                           127                          (498)
  Due to affiliate                                                 95
                                                -------------------------------------------------------------

  Net cash used in investing activities                  $    (19,027)                  $    (13,608)
                                                -------------------------------------------------------------


           Condensed Consolidated Statement of Cash Flows (continued)
                                 (In thousands)

                                                                             For the three months ended
                                                                  October 26, 1997              October 27, 1996
                                                                     (unaudited)                   (unaudited)
  Cash flows from financing activities:
  Net proceeds from senior credit facility                           $     1,189                 $           -
  Payments of long-term debt                                                (935)                            -
  Deferred financing costs                                                   (50)                            -
  Reductions on demand note shareholder                                                                  (621)
  Proceeds from long-term debt                                            17,818                       11,689
  Proceeds from construction loan                                         33,453                             -
                                                         ------------------------------------------------------

  Net cash provided by financing activities                               51,475                       11,068


  Net increase (decrease) in cash and cash equivalents                    (9,344)                        (198)

  Cash and cash equivalents, beginning of period                          15,558                        4,087

                                                          ------------------------------------------------------
  Cash and cash equivalents, end of period                           $     6,214                 $      3,889
                                                          ======================================================


See accompanying notes to condensed consolidated financial statements.


Notes to (Unaudited) Condensed Consolidated Financial Statements

         1. Amendment to Form 10-Q.  The Form 10-Q for the quarter ended
October 26, 1997, as originally filed on December 22, 1997, has been amended to restate the statement of operations to reflect $0.9 million of interest expense on the Senior Exchangeable Notes, not previously recorded, to account for the conversion feature under the Securities Purchase Agreement(as defined in the Form S-1 filed by the Company on November 6, 1997). The Senior Exchangeable Notes were subsequently exchanged for shares of the 10 1/2% Convertible Preferred Stock upon the closing of the Company's initial public offering of its common stock in accordance with the Preferred Exchange Offer (as defined in the Form S-1 filed by the Company on November 6, 1997). The amendment results in an increase of $.6 million, net of the related income tax benefit, in the net loss for the quarter from $20.4 million, as originally filed, to $21.0 million and an increase in the basic and diluted net loss per share for the quarter from $1.55 to $1.59.

         In addition, the Form 10-Q, as originally filed on December 22, 1997, has been amended to restate the balance sheet to reflect a $0.9 million reclass from Series A Mandatorily Redeemable Preferred Stock to additional paid-in capital to account for the conversion feature under the Securities Purchase Agreement. The Series A Mandatorily Redeemable Preferred Stock was subsequently exchanged for shares of the 10 1/2% Convertible Preferred Stock upon the closing of the Company's initial public offering of its common stock.

         2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 26, 1997 and July 27, 1997, the results of operations for the three months ended October 26, 1997 and October 27, 1996, and the statement of cash flows for the three months ended October 26, 1997 and October 27, 1996. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form S-1, Amendment No. 4 filed with the Securities and Exchange Commission on November 5, 1997.

         3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and maintain operating supplies.


         4. Income Taxes. The benefit for taxes on income is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the development and operation of ski resorts.

         6. Net Income per Common Share. Net income per common share figures are based on the weighted average number of shares outstanding during the first quarter of fiscal 1998 and 1997 of 14,760,530 and 978,300 respectively. The shares outstanding are the actual shares outstanding for both common stock and Class A common stock. On a pro forma basis using the outstanding shares as of May 7, 1997, loss per share for the Quarter ended October 26, 1997 including Class A common and common stock would have been $(.78) per share. This pro forma loss per share includes the increase in shares outstanding from the Company's initial public offering that closed on November 12, 1997.

         7. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements and the audited financial statements filed with the Fourth Amendment to the Company's Registration Statement on November 5, 1997 with the Securities and Exchange Commission have been reclassified to conform to the current presentation.

     8. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the quarter ended October 26, 1997 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the fair market value as of the date of grant of $18.00. Certain senior management are also being granted a cash payment on the date the options are exercised to cover individual Federal and State income tax liability generated by exercising the options. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million.

         9. Guarantors of Debt. One of the main subsidiaries of the Company is ASC East, Inc. ASC East, Inc. files its own Form 10-Q because of notes and subordinated notes that were registered with the Securities and Exchange Commission on Form S-4 with the Securities and Exchange Commission on November 22, 1996. These notes and subordinated notes are fully and unconditionally guaranteed by ASC East, Inc. and all of its subsidiaries with the exception of Grand Summit Resort Properties, Inc., Ski Insurance Company, Killington West, Ltd., Mountain Water Company, and Club Sugarbush. All required financial information associated with these notes and "non-guarantor" disclosures are included in the 10-Q for the quarter ended October 26, 1997 for ASC East, Inc. filed with the Securities and Exchange Commission December 10, 1997.

         10. Subsequent events. On November 5, 1997, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement for purposes of registering the Company's common stock. On November 12, 1997, the Company settled the sale of (i) 833,333 shares of common stock directly to the Principal Shareholder at $18.00 a share (ii) 13,916,667 shares of common stock to the public at $18.00 per share in the public offering by the underwriters. Total gross proceeds of $265.5 million were received in connection with the offering.

         On November 12, 1997 the Company closed the acquisition of the Steamboat and Heavenly resorts for a purchase price, including closing costs and adjustments, of approximately $298 million. On a pro forma basis including the results from the Steamboat and Heavenly resorts acquired November 12, 1997, total revenues for the quarters ended October 26, 1997 and October 27, 1996 would have been $17,699 million and $16,551 million, respectively; net loss for the quarters ended October 26, 1997 and October 27, 1996 would have been $35,394 million and $19,532, respectively; and earnings per share would have been (using the outstanding shares as of December 22, 1997 of 29,510,530) $(1.20) and $(.66), respectively.

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

         9. Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased 64% or $15.9 million. The increase in accounts payable and accrued expenses was due to: (i) an approximate $11.1 million increase in short term payables due to capital projects and preparation for the ski season; (ii) an increase in accrued interest of $3.6 million related to the Company's 12% senior subordinated debentures, (iii) a decrease of $4.5 million related to the timing of construction contract billings for the projects, and (iv) an increase of $5.7 related to the stock option charge described above.

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

         13. Deferred Income Taxes. Deferred income taxes decreased 49% or $13.9 million due to the Company's income tax benefit generated by the first quarter operating loss.

         14. Additional paid in capital. Additional paid in capital increased 370% or $10.3 million due primarily to the recording of the stock option charge and the accounting for the conversion feature for the Series A Mandatorily Redeemable Preferred Stock under the Securities Purchase Agreement.

         15. Retained Earnings. Retained earnings decreased $23.4 million due to the Company's first quarter net loss.

                                Subsequent Events

     IPO Closing and Acquisition. The Company closed on the initial public offering of 14.75 million shares of its common stock on November 12, 1997. The proceeds were primarily used to (1) fund the acquisition of Steamboat and Heavenly in an amount totaling $173.3 million, (2)redeem ASC East, Inc.'s 13 3/4% subordinated discount notes due 2007 for an aggregate redemption price of approximately $27.7 million, and (3) repay approximately $7.7 million of a subsidiary's outstanding debt inconnection with the closing of the Company's initial public offering. The Company has retained approximately $14 million of offering proceeds in temporary investments.

         On a pro forma basis including the results from the Steamboat and Heavenly resorts acquired November 12, 1997, total revenues for the quarters ended October 26, 1997 and October 27, 1997 would have been $17,699 million and $16,551 million, respectively; net loss for the quarters ended October 26, 1997 and October 27, 1996 would have been $35,394 million and $19,532, respectively; and earnings per share would have been (using the outstanding shares as of December 22, 1997 of 29,510,530) $(1.20) and $(.66), respectively.

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

                                     Item 4
                Submission of Matters to Vote of Security Holders

         The following matters were submitted to a vote of the shareholders of the Company during the first quarter on the dates and with the results reflected below:

Date                           Matter                            Result
-----                         ------                             ------
8/11/97 Special Meeting   Fixing Number of Directors      Unanimous Approval
                          at three and electing Messrs.
                          Howard and Richardson as
                          Directors. Mr. Otten continued
                          as a director following the
                          election.
10/9/97 Special Meeting   Approval of Stock Option Plan   Unanimous Approval
10/10/97 Special Meeting  Authorization of capital stock  Unanimous Approval in conjunction with initial
                          public offering and related
                          transactions.

                                     Item 6
                                    Exhibits

     Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also, as filed with Form 10-Q on December 22, 1997 and incorporated herein by reference are the following material agreements entered into since November 5, 1997, the date of filing of the Company's Form S-1 Registration Statement:

Exhibit No.                             Description
-----------                             -----------

         1 Amended and Restated Credit Agreement dated November 12, 1997 among ASC East, Inc., Sunday River Skiway Corporation, Sunday River, Ltd., Perfect Turn, Inc., Sunday River Transportation, Inc., L.B.O. Holding, Inc., Sugarbush Resort Holdings, Inc., Sugarbush Leasing Company, Sugarbush Restaurants, Inc.,
                           Mountain Wastewater Treatment, Inc., S-K-I, Ltd., Killington, Ltd., Mount Snow, Ltd., Pico Ski Area Management Company, Resorts Software Services, Inc., Dover Restaurants, Inc., Sugarloaf Mountain Corporation, Mountainside, Sugartech as Borrowers American Skiing Company, as Guarantor, and BankBoston, N.A. as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders.

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



Date:  May 7, 1998                           /s/ Thomas M. Richardson
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

Date:  May 7, 1998                           /s/ Christopher E. Howard
       -----------------                     --------------------------------
                                             Christopher E. Howard
                                             Chief Administrative Officer and
                                             General Counsel