Form 10-Q/A
period 1998-01-25
AMERICAN SKIING CO /ME
filed 1998-05-07
CIK 1043432

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

                          -----------------------------

                        Commission File Number 333-33483
                          -----------------------------

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

                                Table of Contents

Part I - Financial Information.............................................    1

Item 1 Financial Statements ...............................................    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended January 25, 1998 and January 26, 1997..........    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997............    4

         Condensed Consolidated Balance Sheet (Unaudited) as of
          January 25, 1998 and July 27, 1997...............................    5

         Condensed Consolidated Statement of Cash Flows(Unaudited) for the
         Six Months Ended January 25, 1998 and January 26, 1997............    7

         Notes to (Unaudited) Condensed Consolidated Financial
         Statements........................................................    9

Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operation......................................................    16

         General..........................................................    16

         Liquidity and Capital Resources..................................    16

         Changes in Results of Operations.................................    20

         Changes in Financial Condition...................................    23

         Significant Events...............................................    26

         Subsequent Events................................................    27

         Forward Looking Statements.......................................    28

Part II - Other Information...............................................    29

                         Part I - Financial Information
                                     Item 1
                              Financial Statements

This Form 10-Q/A is filed by the American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation              Sunday River, Ltd.
Sunday River Transportation                  Perfect Turn, Inc.
LBO Holding, Inc.                            Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.          Sugarbush Leasing Company
Sugarbush Restaurants, Inc.                  AJT, Inc. (f/k/a Cranmore, Inc.)
Grand Summit Resort Properties, Inc.         S-K-I Limited
Mount Snow, Ltd.                             Killington, Ltd.
Sugarloaf Mountain Corporation               WVSAL, Inc. (f/k/a Waterville
Dover Restaurants, Inc.                         Valley Ski Area, Ltd.)
Killington Restaurants, Inc.                 ASC East, Inc.
Resort Software Services, Inc.               Resort Technologies, Inc.
Sugartech                                    ASC Utah
Pico Ski Area Management                     Deerfield Operating Company
ASC West, Inc.                               Mountainside Corporation
Heavenly Valley Limited Partnership          Heavenly Corporation
Heavenly Ski Resort Corporation              Orlando Resort Corporation
Steamboat Ski and Resort Corporation         Killington West, Ltd.
Steamboat Development Corporation            Mountain Water Company
Ski Insurance Company                        Club Sugarbush, Inc.
American Skiing Company Resort Properties, Inc.


     As used herein, the term "the Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.

                                                    Condensed Consolidated Statement of Operations
                                                 (In thousands except share and per share amounts)

                                                                                           For the Three Months Ended

                                                                            January 25, 1998                   January 26, 1997
                                                                                 (Unaudited)                       (Unaudited)

Net revenues:

      Resort                                                                        $107,425                           $59,418
      Real estate                                                                      7,890                             1,740
                                                         ----------------------------------------------------------------------
Total net revenues                                                                   115,315                            61,158

Operating expenses:
      Resort                                                                          64,244                            38,995
      Real estate                                                                      5,223                               935
      Marketing, general and administrative
                                                                                      13,621                             7,709
      Depreciation & amortization                                                     15,009                             7,344
                                                         ----------------------------------------------------------------------
Total operating expenses                                                              98,097                            54,983
                                                         ----------------------------------------------------------------------

Income from operations                                                                17,218                             6,175

      Interest expense                                                                 5,585                             5,557
                                                         ----------------------------------------------------------------------

Income before provision for income taxes
                                                                                      11,633                               618

      Provision for income tax expense
                                                                                       4,538                               235
                                                         ----------------------------------------------------------------------
Net income from continuing operations
                                                                                       7,095                               383
Extraordinary loss, net income tax benefit of $3,248
                                                                                       5,081                                 -
                                                         ----------------------------------------------------------------------

Net income                                                                             2,014                               383

Dividends accrued on mandatorily redeemable preferred
stock
                                                                                         740                                 -
                                                         ----------------------------------------------------------------------

Net income available to Common  Shareholders
                                                                                      $1,274                              $383
                                                         ======================================================================

Retained earnings (accumulated deficit), beginning of
the period
                                                                                   $(11,121)                            $7,838
Add: Net income available to common shareholders
                                                                                       1,274                               383


Retained earnings (accumulated deficit), end of period
                                                                                    $(9,847)                            $8,221
                                                         ======================================================================

Earnings per common share - basic:
Net income  from continuing operations                                                 $0.25                             $0.39
Extraordinary loss                                                                   ($0.18)                                 -
Net income                                                                             $0.05                             $0.39
Earnings per common share - diluted:
Net income from continuing operations
                                                                                       $0.25                             $0.39
Extraordinary loss                                                                   ($0.18)                                 -
Net income                                                                             $0.04                             $0.39

 See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      Condensed Consolidated Statement of Operations
                                     (in thousands except share and per share amounts)

                                                                                     For the Six Months Ended
                                                                                   January 25, 1998                 January 26, 1997
                                                                                        (Unaudited)                     (Unaudited)
Net revenues:

       Resort                                                                              $121,236                         $71,146
       Real estate                                                                            8,700                           3,309
                                                               ---------------------------------------------------------------------
Total net revenues                                                                          129,936                          74,455

Operating expenses:
       Resort                                                                                82,052                          54,029
       Real estate                                                                            6,148                           1,967
       Marketing, general and administrative.
                                                                                             20,466                          12,501
       Stock compensation charge (Note 7)                                                    14,254                               -
       Depreciation & amortization                                                           16,515                           8,871
                                                               ---------------------------------------------------------------------
Total operating expenses                                                                    139,435                          77,368
                                                               ---------------------------------------------------------------------

Loss from operations                                                                        (9,499)                         (2,913)
       Interest expense                                                                      14,033                          13,071
                                                               ---------------------------------------------------------------------

Net loss before benefit for income taxes                                                   (23,532)                        (15,984)

       Benefit for income tax expense                                                       (9,176)                         (6,074)
       Minority interest in loss of subsidiary
                                                                                              (456)                               -
                                                               ---------------------------------------------------------------------
Net loss from continuing operations                                                        (13,900)                         (9,910)

Extraordinary loss, net of income tax benefit of $3,248
                                                                                              5,081                               -
                                                               ---------------------------------------------------------------------
Net loss                                                                                   (18,981)                         (9,910)

Accretion of discount and dividends accrued on mandatorily
redeemable preferred stock
                                                                                              3,171                               -
                                                               ---------------------------------------------------------------------
Net loss available to Common Shareholders
                                                               ====================================                         (9,910)
                                                                                           (22,152)
Retained earnings, beginning of the period
                                                                                            $12,305                         $18,131
Add: Net income (loss)                                                                     (22,152)                         (9,910)
                                                               =====================================================================
Retained earnings(accumulated deficit), end of period
                                                                                           $(9,847)                          $8,221
                                                               =====================================================================
Earnings per common share (basic and diluted):
Net loss from continuing operations                                                         $(0.65)                        $(10.13)
Extraordinary item                                                                          $(0.24)                               -
Net loss                                                                                    $(1.04)                        $(10.13)
See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      4

                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                        January 25, 1998               July 27, 1997
                                                                                             (Unaudited)

ASSETS

Current assets

       Cash and cash equivalents                                                                 $36,393                     $15,558
       Restricted cash                                                                             3,799                       2,812
       Accounts receivable                                                                        11,907                       3,801
       Inventory                                                                                  17,892                       7,282
       Prepaid expenses                                                                            2,935                       1,579
       Assets held for resale                                                                      5,780                           -
       Deferred tax assets                                                                           770                         422
                                                                           ---------------------------------------------------------
 Total current assets                                                                             79,476                      31,454

       Property and equipment, net                                                               473,547                     252,346

       Real estate developed for sale                                                            100,412                      23,540
       Long-term investments                                                                       2,432                       3,507
       Goodwill                                                                                   97,006                      10,664
       Deferred Financing Costs                                                                    9,792                       9,431
       Investment in real estate partnership                                                       4,994                           -
       Other assets                                                                               22,131                       6,398
                                                                           =========================================================
Total assets                                                                                    $789,790                    $337,340
                                                                           =========================================================


See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                       5

                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                        January 25, 1998               July 27, 1997
                                                                                             (Unaudited)

LIABILITIES, MANDATORILY REDEEMABLE
  PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities
      Line of Credit and current portion of long-term debt                                       $24,905                     $39,748
      Accounts payable and other current liabilities
                                                                                                  56,672                      25,738
      Due to stockholder                                                                           1,933                       1,933
      Deposits and deferred revenue                                                               29,647                       4,379
                                                                          ----------------------------------------------------------
Total current liabilities                                                                        113,157                      71,798

      Long-term debt                                                                             215,374                      46,833
      Subordinated notes and debentures                                                          127,867                     149,749
      Minority interest                                                                                -                         626
      Other long-term liabilities                                                                 23,046                       7,898
      Deferred income taxes                                                                       16,298                      28,514
                                                                          ----------------------------------------------------------
Total liabilities                                                                                495,742                     305,418

Mandatorily redeemable preferred stock                                                            37,359                      16,821


Shareholders' equity
      Common stock, Class A                                                                          148                          10
      Common stock                                                                                   154                           -
      Paid-in capital                                                                            266,234                       2,786
      Retained earnings (accumulated deficit)
                                                                                                 (9,847)                      12,305
                                                                          ----------------------------------------------------------
Total equity                                                                                     256,689                      15,101

                                                                          ==========================================================
Total liabilities, mandatorily redeemable preferred stock and equity
                                                                                                $789,790                    $337,340
                                                                          ==========================================================

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      6

                                      Condensed Consolidated Statement of Cash Flows
                                                      (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Six Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    January 25, 1998              January 26, 1997
Cash flows from operating activities:                                                    (Unaudited)                   (Unaudited)
Net loss                                                                                   $(18,981)                      $(9,910)

Adjustments  to reconcile  net loss to net cash
provided by (used in) operating activities:
Stock option compensation charge                                                                14,254                           -
Depreciation and amortization                                                                   16,515                       8,871
Discount on convertible debt                                                                       927                           -
Minority interest                                                                                (456)                           -
Deferred income taxes                                                                         (12,564)                       (363)

Decreases (increases) in assets:
Restricted cash                                                                                (810)
Investments held in escrow                                                                         -                         7,240
Accounts receivable                                                                          (7,976)                         (489)
Income taxes receivable                                                                            -                       (6,074)
Inventory                                                                                    (6,627)                       (1,703)
Prepaid expenses                                                                               (869)                         (247)
Other current assets                                                                               -                           723
Real estate developed for resale                                                            (48,848)                             -
Other assets                                                                                 (3,133)                           197

Increases (decreases) in liabilities:

Accounts payable and other accrued expenses
                                                                                              14,352                        20,252
Income taxes payable                                                                               -                          (14)
Deposits and unearned revenue                                                                 20,470                         8,892
Accrued interest                                                                                   -                            95
Other long term liabilities                                                                    5,232                             -
                                                                  -----------------------------------------------------------------

Cash flow provided by operating activities
                                                                                             (28,514)                       28,196

Cash flows from investing activities:

Assets held for resale                                                                       (5,780)                        14,921
Additions to property and equipment                                                         (50,062)                      (18,351)
 Purchase of ski resorts                                                                   (288,499)                             -
 Purchase of ski resort minority interest
                                                                                                                           (2,492)
Sale (Purchase) of long-term investment                                                                                    (2,582)
                                                                                               1,075
                                                                  -----------------------------------------------------------------
Net cash used in investing activities                                                      (343,266)                       (8,504)




Cash flows from financing activities:

 Reductions in note payable to shareholder
                                                                                                   -                         (621)
Net proceeds from initial public offering
                                                                                             244,619                             -
Proceeds from construction loan                                                               50,432                             -
Proceeds from term loan                                                                      105,000                             -
Proceeds from revolving line of credit
                                                                                              65,063                             -
Repayment of revolving line of credit
                                                                                            (59,623)                             -
Proceeds from subordinated notes                                                              16,920                             -
Repayment of subordinated debt                                                              (21,882)                             -

Additions (reductions) to long-term debt
                                                                                             (7,914)                      (19,717)
                                                               --------------------------------------------------------------------
Net cash provided by (used in) financing activities
                                                                                             392,615                      (20,338)

Net decrease in cash and short-term investments
                                                                                              20,835                         (646)
Cash and short-term investments at beginning of period
                                                                                              15,558                         4,087
                                                               --------------------------------------------------------------------

Cash and short-term investments at end of period
                                                                                             $36,393                        $3,441
                                                              =====================================================================

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


  Notes to (Unaudited) Condensed Consolidated Financial Statements

     1. Amendment to Form 10-Q. The Form 10-Q for the quarter ended January 25, 1998, as originally filed on March 9, 1998, has been amended to restate the statement of operations for the three months ended January 25, 1998 to reflect the reclass of $0.7 million of accrued dividends on the Company's 10 1/2% Convertible Preferred Stock, previously recorded in interest expense, and the reclass to additional paid-in capital of $0.9 million of dividends recorded to account for the exchange feature on the Company's Series A Mandatorily Redeemable Preferred Stock, previously reflected as an increase in net income available to common shareholders. The amendment results in a decrease of $1.1 million in net income available to common shareholders for the three months ended January 25, 1998 from $2.4 million, as originally filed, to $1.3 million, and a decrease in basic and diluted net earnings per share for the quarter from $0.08 to $0.05 and from $0.05 to $0.04, respectively. The impact of these adjustments on the statement of operations for the six months ended January 25, 1998, combined with the adjustments made in the Form 10-Q/A filed for the quarter ended October 26, 1997, result in an increase in the net loss available to common shareholders of $1.7 million from $20.4 million, as originally filed, to $22.1 million, and an increase in the basic and diluted loss per share from $0.96 to $1.04.

     2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998 and July 27, 1997, the results of operations for the three months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's audited consolidated financial statements as of and for the year ended July 27, 1997 and the unaudited condensed consolidated financial statements as of and for the three months ended October 26, 1997 as included in the Form S-1, filed with the Securities and Exchange Commission on February 10, 1998.

     3. Inventories. Inventories are stated at the lower of cost
(first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

     4. Income Taxes. The provision (benefit) for income taxes is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

     5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business, which is the development and operation of ski resorts.

     6. Net Income per Common Share. Effective January 25, 1998, the
Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share(SFAS
128). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings per share for the three-month and six-month periods ended January 25, 1998 and January 26, 1997 were determined as follows:

                                                      Three Months Ended                    Six Months Ended
                                                           January                               January
                    Income (loss)                        1998              1997              1998               1997
                                                ------------------ ---------------- ----------------- --------------------
Income (loss) from continuing operations                  7,095              383          (13,900)              (9,910)
Preferred stock accretion                                 (740)                -           (3,171)                    -
Extraordinary item                                      (5,081)                -           (5,081)                    -

Net income (loss) available to common
shareholders (basic and diluted)

                                                          1,274              383          (22,152)              (9,910)
                                              ================== ================ ================= ====================
                   Shares
Weighted-average shares outstanding (basic)
                                                         27,991              978            21,376                  978
                                              ------------------ ---------------- ----------------- --------------------
Dilutive common stock options
                                                            539                -                 -                    -
Weighted average shares outstanding
(diluted)                                                28,530              978            21,376                  978
                                              ================== ================ ================= ====================


     7. Adjustments and Reclassifications. Certain amounts in the prior unaudited condensed consolidated financial statements and the audited financial statements filed with the Company's Registration Statement on February 10, 1998 with the Securities and Exchange Commission have been reclassified to conform to the current presentation.

     8. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the quarter ended October 26, 1997 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the estimated fair market value as of the date of grant of $18.00. Certain members of senior management are also being granted a cash payment on the date the options are exercised to cover individual federal and state income tax liability generated by exercising the options. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million.

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

     The six months ended January 25, 1998 - The results of operations for Steamboat and Heavenly have been added based on their historical results for the three months ended October 26, 1997.

     The six months ended January 26, 1997 - The results of operations for Steamboat, Heavenly and the Canyons have been added based on their historical results for the six months ended January 26, 1997.

     Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense. Real estate EBITDA represents revenues from real estate less cost of real estate sold which includes selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

     Pro forma adjustments have been posted to interest expense to reflect the change in the capital structure of the Company related to the acquisition of Heavenly and Steamboat and the initial public offering of the Company on November 6, 1997.

     The minority interest in loss of subsidiary has been removed to reflect the exchange of the ASC East minority shareholders.

                                                    Consolidated Statement of Operations
                                             (In thousands, except share and per share amounts)
                                                               Pro Forma
                                                         Three Months Ended                           Six Months Ended
                                                    Jan. 25, 1998       Jan. 26, 1997         Jan. 25, 1998        Jan. 26, 1997

Net revenues:                                       $107,425                 $91,897              $124,623             $108,457
Real estate                                            7,890                   1,740                 8,700                3,309
                                            ---------------------------------------------------------------------------------------
Total net revenues                                   115,315                  93,637               133,323              111,766
                                            ---------------------------------------------------------------------------------------
Operating expenses:
Resort                                                64,244                  57,804                89,445                81,953
Real estate                                            5,223                     935                 6,148                 1,967
Marketing, general and administrative                 13,621                  11,565                24,260                19,267
Stock compensation charge                                  -                       -                14,254                     -
Depreciation and amortization                         15,009                  12,896                16,932                14,831
                                            ---------------------------------------------------------------------------------------
Total operating expenses                              98,097                  83,200               151,039               118,018
                                            ---------------------------------------------------------------------------------------

Income from operations                                17,218                  10,437              (17,716)                (6,252)
Interest expense                                       5,103                   6,247               14,302                 14,572
                                            ---------------------------------------------------------------------------------------
Net income before provision (benefit)
for income taxes and minority
interest in loss of subsidiary                        12,115                   4,190              (32,018)               (20,824)
Provision (benefit) for income taxes                   4,725                   1,634              (12,487)                (8,121)
Minority interest in loss of subsidiary                    -                       -                 (456)                     -
                                            ---------------------------------------------------------------------------------------
Net Income (loss) from continuing operations           7,390                   2,556              (19,531)               (12,703)

                                            ---------------------------------------------------------------------------------------



                                            ---------------------------------------------------------------------------------------

Extraordinary loss                                     5,081                      -                 5,081                      -
                                            ---------------------------------------------------------------------------------------
Net income                                             2,309                  2,556               (24,612)               (12,703)


Accretion of discounts and dividends
accrued on mandatorily redeemable
preferred stock                                          740                      -                 3,171                      -
                                            ---------------------------------------------------------------------------------------
Net income (loss) available to Common
Shareholders                                          $1,569                 $2,556               (27,783)                (12,703)
                                            =======================================================================================

Earnings (loss) per common share - basic
Net income(loss) from continuing operations            $0.26                  $2.61               ($0.91)                  ($12.99)
Extraordinary loss                                    ($0.18)                     -               ($0.24)                       -
Net income (loss)                                      $0.06                  $2.61               ($1.30)                  ($12.99)

Earnings  (loss) per common  share - diluted
Net income (loss) from  continuing operations          $0.26                  $2.61               ($0.63)                  ($10.13)
Extraordinary loss                                    ($0.18)                     -               ($0.23)                        -
Net income(loss)                                       $0.05                  $2.61               ($1.01)                  ($10.13)

Supplemental Data
Resort EBITDA                                         $29,560                $22,528              $10,918                   $7,237
Real Estate EBITDA                                      2,667                    805                2,552                    1,342
                                             -------------------------------------------------------------------------------------
Total EBITDA                                          $32,227                $23,333              $13,470                   $8,579


     10. Significant events. On November 5, 1997, the Securities and
Exchange Commission declared effective the Company's Form S-1 Registration Statement for purposes of registering the Company's common stock. On November 12, 1997, the Company settled the sale of (i)833,333 shares of common stock directly to the Principal Shareholder at $18.00 a share and (ii) 13,916,667 shares of common stock to the public at $18.00 per share in the public offering by the underwriters. Total gross proceeds of $265.5 million were received in connection with the offering.

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

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

     We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first and second quarters of fiscal 1998. The results include the Steamboat and Heavenly resorts acquired during the second quarter. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form S-1 Registration Statements filed November 5, 1997 and February 10, 1998.

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

     The Company issued $17.5 million of convertible, preferred stock and $17.5 million convertible notes in July, 1997 to fund development at its new resort in Utah called The Canyons. These securities were converted on November 12, 1997, into 10 1/2% Convertible Exchangeable Preferred Stock of the Company.

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

     The Company runs its real estate development through single purpose subsidiaries. Construction of existing Grand Summit Hotel projects are financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance was subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Grand Summit properties. Principal is repaid from 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company, is sufficient to fund the Grand Summit projects scheduled for completion during the 1997-1998 ski season.

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

     Development of Grand Summit hotels at several resorts and alpine villages at Sunday River, Killington, The Canyons and Steamboat will require substantial funding. The Company expects to undertake these projects through special purpose subsidiaries with financing provided principally on a limited recourse basis. The Company's ability to directly contribute equity toward or otherwise guarantee real estate development is limited to $25 million under the New Credit Facility. Financing commitments for future real estate development do not currently exist. The Company will be required to establish construction facilities for these projects before undertaking each development.

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

     5. Marketing, general, and administrative. Marketing, general, and administrative costs increased 77% from $7.7 million to $13.6 million. The inclusion of Steamboat and Heavenly resorts accounted for approximately 37% of this increase. The remainder of the increase can be attributed to increased costs associated with the new Edge card program, direct to lift programs, and other marketing and real estate development initiatives throughout our resorts.

     6. Depreciation and amortization. Depreciation and amortization increased from $7.3 million for the second quarter of fiscal 1997 to $15.0 million for the second quarter of fiscal 1998. The increase is principally attributable to the acquisitions of Steamboat, Heavenly, and the Canyons and last years capital program at the Company's eastern resorts.

     7. Provision for income taxes. Provision for income taxes increased from $.2 million for the three months ended January 26, 1997 to $4.5 million for the three months ended January 25, 1998. The reason for the increase is from the increase in net income for the period.

     8. Extraordinary item. The extraordinary expense recorded by the Company is related to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million, net of the income tax benefit the amount was $5.1 million.

     9. Accrued dividends. The $.7 million represents dividends accrued on the 10 1/2% Convertible Exchangeable Preferred Stock issued on November 12, 1997.

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

     7. Benefit for income taxes. The benefit for income taxes increased from $6.1 million for the six months ended January 26, 1997 to $9.2 million for the six months ended January 25, 1998. The $3.1 million increase is directly related to the results from operations for the period, which included a $14.3 million stock compensation charge that is considered a non recurring event by the Company.

     8. Extraordinary item. The extraordinary expense recorded by the Company is related to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million, net of the income tax benefit the amount was $5.1 million.

     9. Accretion of preferred stock. The accretion of discounts and dividends accrued on the mandatorily redeemable preferred stock of $3.2 million represents the accretion of the exchange feature, the amortization of the issuance costs and the accrual of dividends relating to the Series A Exchangeable Preferred Stock prior to its exchange. The activity in this component for the six months ended January 25, 1998 also includes $.7 million of dividends accrued on the 10 1/2% Convertible, Exchangeable Preferred Stock subsequent to its exchange from the Series A Exchangeable Preferred Stock on November 12, 1997.


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

     5. Prepaid expenses. Prepaid expenses increased 86% or $1.4 million from $1.6 million as of July 27, 1997 to $2.9 million as of January 25, 1998.
The primary reason for the increase is from the prepaid expenses associated with the pre-sales of the three quarter share hotel projects at Killington, Mount Snow, and Sunday River ski resorts.

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

     16. Deferred income taxes. Deferred income taxes decreased 43% or $12.2 million from $28.5 million as of July 27, 1997 to $16.3 million as of

January 25, 1998. The reason for the decrease is the net loss generated from July 28, 1997 to January 25, 1998.

     17. Other long-term liabilities. Other long-term liabilities increased 192% or $15.1 million from $7.9 million as of July 27, 1997 to $23.0 million as of January 25, 1998. The primary reason for the increased is from the acquisition of Heavenly and Steamboat ski resorts.

     18. Mandatorily redeemable preferred stock. Mandatorily redeemable preferred stock increased 122% or $20.6 million from $16.8 million as of July 27, 1997 to $37.4 million as of January 25, 1998. The reason for this increase is from the conversion of $16.6 million of 14% convertible notes that were issued on July 29, 1997 to 10 1/2% preferred stock on November 5, 1997. The remaining increase of $3.1 million is related to $.7 million of dividend accrual and $2.4 million of accretion of discounts associated with the issuance costs and the accretion of the exchange feature of the Series A exchangeable preferred stock.

     19. Additional paid in capital. Additional paid in capital increased 9407% or $263.4 million from $2.8 million as of July 27, 1997 to $266.2 million as of January 25, 1998. The increase is due to 1) the Company's initial public offering as of November 6, 1997 which generated additional paid-in capital of $244.6 million, 2) purchase of the minority interest in ASC East, Inc. resulted in an increase of $8.7 million to additional paid in capital, and 3) the Company recording a stock compensation charge of $14.3 million resulting in an increase to the paid in capital $8.5 million.

     20. Retained earnings. Retained earnings decreased from $12.3 million as of July 27, 1997 to an accumulated deficit of $9.8 million as of January 25, 1998. The decrease is directly attributable to the $22.1 million loss for the six months ended January 25, 1998. The loss for this period included a $14.2 million dollar charge related to a non-recurring stock compensation charge and a $5.1 million extraordinary loss related to the early retirement of debt.

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

     10 1/2% Convertible, Exchangeable Preferred Stock. Contemporaneously with the other November 12, 1997 closings the Company converted its $17.5 million principal amount of convertible notes and its $17.5 million face amount of convertible preferred stock at a conversion price, including accrued interest and accumulated dividends, of $36.3 million into its 10 1/2% convertible, exchangeable preferred stock.

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

     On November 12, 1997, the Company issued $37.3 million principal amount of its 10 1/2% Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Certificate of Designation for the preferred stock establishes the following limitations on the rights of the holders of Common Stock:

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

                                              AMERICAN SKIING COMPANY


Date: May 7, 1998                            /s/ Thomas M. Richardson
      --------------                        -------------------------
                                            Thomas M. Richardson
                                            Senior Vice President Finance
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

Date: May 7, 1998                           /s/ Christopher E. Howard
      --------------                        --------------------------
                                            Christopher E. Howard
                                            Chief Administrative Officer and
                                            General Counsel
                                            (Duly Authorized Officer)