Form 10-Q/A
period 1998-01-25
AMERICAN SKIING CO /ME
filed 1998-06-04
CIK 1043432

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

                    Yes [X]   No [  ]

     The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of class A common stock $.01 par value and 16,120,044 shares of common stock $.01 par value outstanding as of June 3, 1998.

                      AMERICAN SKIING COMPANY AND SUBSIDIARIES


                                 TABLE OF CONTENTS

Part I - Financial Information . . . . . . . . . . . . . . . . . . . . . .    1

Item 1 Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .    2

     Condensed Consolidated Statement of Operations (Unaudited) for the
     Three Months Ended January 25, 1998 and January 26, 1997. . . . . . .    2

     Condensed Consolidated Statement of Operations (Unaudited) for the
     Six Months Ended January 25, 1998 and January 26, 1997. . . . . . . .    3

     Condensed Consolidated Balance Sheet (Unaudited) as of
     January 25, 1998 and July 27, 1997. . . . . . . . . . . . . . . . . .    4

     Condensed Consolidated Statement of Cash Flows (Unaudited) for
     the Six Months Ended January 25, 1998 and January 26, 1997. . . . . .    6

     Notes to (Unaudited) Condensed Consolidated Financial Statements. . .    8



Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

     Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . .   13

     Changes in Results of Operations. . . . . . . . . . . . . . . . . . .   15

     Changes in Financial Condition. . . . . . . . . . . . . . . . . . . .   18

     Significant Events. . . . . . . . . . . . . . . . . . . . . . . . . .   20

     Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . . .   21

     Forward Looking Statements. . . . . . . . . . . . . . . . . . . . . .   21

Part II - Other Information. . . . . . . . . . . . . . . . . . . . . . . .   22

                           PART I - FINANCIAL INFORMATION
                                       ITEM 1
                                FINANCIAL STATEMENTS


This Form 10-Q/A is filed by the American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation              Sunday River, Ltd.
Sunday River Transportation                  Perfect Turn, Inc.
LBO Holding, Inc.                            Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.          Sugarbush Leasing Company
Sugarbush Restaurants, Inc.                  AJT, Inc. (f/k/a Cranmore, Inc.)
Grand Summit Resort Properties, Inc.         S-K-I Limited
Mount Snow, Ltd.                             Killington, Ltd.
Sugarloaf Mountain Corporation               WVSAL, Inc. (f/k/a Waterville
Dover Restaurants, Inc.                         Valley Ski Area, Ltd.)
Killington Restaurants, Inc.                 ASC East, Inc.
Resort Software Services, Inc.               Resort Technologies, Inc.
Sugartech                                    ASC Utah
Pico Ski Area Management                     Deerfield Operating Company
ASC West, Inc.                               American Skiing Company Resort
Mountainside Corporation                        Properties, Inc.
Heavenly Valley Limited Partnership          Heavenly Corporation
Heavenly Ski Resort Corporation              Orlando Resort Corporation
Steamboat Ski and Resort Corporation         Killington West, Ltd.
Steamboat Development Corporation            Mountain Water Company
Ski Insurance Company                        Club Sugarbush, Inc.

     As used herein, the term "the Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands except share and per share amounts)


                                                                      For the Three Months Ended
                                                               January 25, 1998    January 26, 1997
                                                                     (Unaudited)         (Unaudited)
                                                              (Restated -Note 1)
                                                                ------------------------------------
Net revenues:
   Resort                                                              $107,425             $59,418
   Real estate                                                            7,890               1,740
                                                                ------------------------------------
Total net revenues                                                      115,315              61,158

Operating expenses:
   Resort                                                                64,244              38,995
   Real estate                                                            5,223                 935
   Marketing, general and administrative                                 13,621               7,709
   Depreciation and amortization                                         15,009               7,344
                                                                ------------------------------------
Total operating expenses                                                 98,097              54,983
                                                                ------------------------------------

Income from operations                                                   17,218               6,175

   Interest expense                                                       9,094               5,557
                                                                ------------------------------------

Income before provision for income taxes                                  8,124                 618

   Provision for income tax expense                                       3,169                 235
                                                                ------------------------------------

Income from continuing operations                                         4,955                 383

Extraordinary loss, net of income tax benefit of $3,248                   5,081                   -
                                                                ------------------------------------

Net income (loss)                                                          (126)                383

Accretion of discount and dividends accrued on
mandatorily redeemable preferred stock                                      740                   -
                                                                ------------------------------------

Net income (loss) available to common shareholders                        $(866)               $383
                                                                ------------------------------------
                                                                ------------------------------------

Retained earnings (accumulated deficit), beginning of period           $(11,121)             $7,838
Add: Net income (loss) available to common shareholders                    (866)                383
                                                                ------------------------------------
Retained earnings (accumulated deficit), end of period                 $(11,987)             $8,221
                                                                ------------------------------------
                                                                ------------------------------------

EARNINGS PER COMMON SHARE - BASIC:
Net income from continuing operations                                     $0.18               $0.39
Extraordinary loss                                                       ($0.18)                  -
Net income (loss)                                                        ($0.03)              $0.39
EARNINGS PER COMMON SHARE - DILUTED:
Net income from continuing operations                                     $0.17               $0.39
Extraordinary loss                                                       ($0.18)                  -
Net income (loss)                                                        ($0.03)              $0.39



See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands except share and per share amounts)


                                                                      For the Six Months Ended
                                                               January 25, 1998    January 26, 1997
                                                                     (Unaudited)         (Unaudited)
                                                               (Restated-Note 1)
Net revenues:
   Resort                                                              $121,236             $71,146
   Real estate                                                            8,700               3,309
                                                                ------------------------------------
Total net revenues                                                      129,936              74,455

Operating expenses:
   Resort                                                                82,052              54,029
   Real estate                                                            6,148               1,967
   Marketing, general and administrative                                 20,466              12,501
   Stock compensation charge (Note 8)                                    14,254                   -
   Depreciation and amortization                                         16,515               8,871
                                                                ------------------------------------
Total operating expenses                                                139,435              77,368
                                                                ------------------------------------

Loss from operations                                                     (9,499)             (2,913)

   Interest expense                                                      17,542              13,071
                                                                ------------------------------------

Loss before benefit from income taxes                                   (27,041)            (15,984)

   Benefit from income tax expense                                      (10,545)             (6,074)
   Minority interest in loss of subsidiary                                 (456)                  -
                                                                ------------------------------------

Loss from continuing operations                                         (16,040)             (9,910)

Extraordinary loss, net of income tax benefit of $3,248                   5,081                   -
                                                                ------------------------------------

Net loss                                                                (21,121)             (9,910)

Accretion of discount and dividends accrued on
mandatorily redeemable preferred stock                                    3,171                   -
                                                                ------------------------------------

Net loss available to common shareholders                              $(24,292)            $(9,910)
                                                                ------------------------------------
                                                                ------------------------------------

Retained earnings, beginning of period                                  $12,305             $18,131
Add: Net loss                                                           (24,292)             (9,910)
                                                                ------------------------------------
Retained earnings (accumulated deficit), end of period                 $(11,987)             $8,221
                                                                ------------------------------------
                                                                ------------------------------------
EARNINGS PER COMMON SHARE (BASIC AND DILUTED):
Net loss from continuing operations                                      $(0.75)            $(10.13)
Extraordinary item                                                       $(0.24)                  -
Net loss                                                                 $(1.14)            $(10.13)




See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands)


                                                               January 25, 1998       July 27, 1997
                                                                     (Unaudited)
                                                               (Restated-Note 1)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $36,393             $15,558
   Restricted cash                                                        3,799               2,812
   Accounts receivable                                                   11,907               3,801
   Inventory                                                             17,892               7,282
   Prepaid expenses                                                       2,935               1,579
   Assets held for resale                                                 5,780                   -
   Deferred tax assets                                                      770                 422
                                                                ------------------------------------
 TOTAL CURRENT ASSETS                                                    79,476              31,454

   Property and equipment, net                                          473,547             252,346
   Real estate developed for sale                                       100,412              23,540
   Long-term investments                                                  2,432               3,507
   Goodwill                                                              97,006              10,664
   Deferred financing costs                                               9,792               9,431
   Investment in real estate partnership                                  4,994                   -
   Other assets                                                          22,131               6,398
                                                                ------------------------------------
TOTAL ASSETS                                                           $789,790            $337,340
                                                                ------------------------------------
                                                                ------------------------------------





See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                                               January 25, 1998       July 27, 1997
                                                                     (Unaudited)
                                                               (Restated-Note 1)
LIABILITIES, MANDATORILY REDEEMABLE
  PREFERRED STOCK AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit and current portion of long-term debt                 $24,905             $39,748
   Accounts payable and other current liabilities                        60,181              25,738
   Due to stockholder                                                     1,933               1,933
   Deposits and deferred revenue                                         29,647               4,379
                                                                ------------------------------------
TOTAL CURRENT LIABILITIES                                               116,666              71,798

   Long-term debt                                                       215,374              46,833
   Subordinated notes and debentures                                    127,867             149,749
   Minority interest                                                          -                 626
   Other long-term liabilities                                           23,046               7,898
   Deferred income taxes                                                 14,929              28,514
                                                                ------------------------------------
TOTAL LIABILITIES                                                       497,882             305,418

Mandatorily redeemable preferred stock                                   37,359              16,821


SHAREHOLDERS' EQUITY
   Common stock, Class A                                                    148                  10
   Common stock                                                             154                   -
   Additional paid-in capital                                           266,234               2,786
   Retained earnings (accumulated deficit)                              (11,987)             12,305
                                                                ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              254,549              15,101

                                                                ------------------------------------
TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY                                               $789,790            $337,340
                                                                ------------------------------------
                                                                ------------------------------------





See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)


-----------------------------------------------------------------------------------------------------
                                                                      For the Six Months Ended
-----------------------------------------------------------------------------------------------------
                                                               January 25, 1998    January 26, 1997
                                                                     (Unaudited)         (Unaudited)
                                                               (Restated-Note 1)
Cash flows from operating activities:

Net loss                                                               $(21,121)            $(9,910)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock option compensation charge                                         14,254                   -
Depreciation and amortization                                            16,515               8,871
Discount on convertible debt                                                927                   -
Minority interest                                                          (456)                  -
Deferred income taxes                                                   (13,933)               (363)
Non cash portion of extraordinary loss                                    3,298                   -

Decreases (increases) in assets:
Restricted cash                                                            (810)                  -
Investments held in escrow                                                    -               7,240
Accounts receivable                                                      (7,976)               (489)
Income taxes receivable                                                       -              (6,074)
Inventory                                                                (6,627)             (1,703)
Prepaid expenses                                                           (869)               (247)
Other current assets                                                          -                 723
Real estate developed for sale                                          (48,848)                  -
Other assets                                                             (3,133)                197

Increases (decreases) in liabilities:
Accounts payable and other accrued expenses                              17,861              20,333
Deposits and deferred revenue                                            20,470               8,892
Other long-term liabilities                                               5,232                   -
                                                                ------------------------------------

Net cash flow provided by (used in) operating activities                (25,216)             28,196

Cash flows from investing activities:

Assets held for resale                                                   (5,780)             14,921
Additions to property and equipment                                     (50,062)            (18,351)
Purchase of ski resorts                                                (288,499)                  -
Purchase of ski resort minority interest                                      -              (2,492)
Sale (purchase) of long-term investment                                   1,075              (2,582)
                                                                ------------------------------------

Net cash used in investing activities                                  (343,266)             (8,504)




See accompanying Notes to (Unaudited) Condensed Consolidated Financial
 Statements.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)


-----------------------------------------------------------------------------------------------------
                                                                        For the Six Months Ended
-----------------------------------------------------------------------------------------------------
                                                               January 25, 1998    January 26, 1997
                                                                     (Unaudited)         (Unaudited)
                                                               (Restated-Note 1)
Cash flows from financing activities:

Reductions in note payable to shareholder                                     -                (621)
Net proceeds from initial public offering                               244,619                   -
Proceeds from construction loan                                          50,432                   -
Proceeds from term loan                                                 105,000                   -
Proceeds from revolving line of credit                                   61,765                   -
Repayment of revolving line of credit                                   (59,623)                  -
Proceeds from subordinated notes                                         16,920                   -
Repayment of subordinated debt                                          (21,882)                  -
Additions (reductions) to long-term debt                                 (7,914)            (19,717)
                                                                ------------------------------------

Net cash provided by (used in) financing activities                     389,317             (20,338)

Net increase (decrease) in cash and cash equivalents                     20,835                (646)
Cash and cash equivalents at beginning of period                         15,558               4,087
                                                                ------------------------------------

Cash and cash equivalents at end of period                              $36,393              $3,441
                                                                ------------------------------------
                                                                ------------------------------------







See accompanying Notes to (Unaudited) Condensed Consolidated Financial
Statements.

        NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. AMENDMENT TO FORM 10-Q/A. The Form 10-Q/A for the three months ended January 25, 1998, as previously filed on May 7, 1998, is being amended to properly reflect interest expense and accrued interest on the Company's New Credit Facility. The adjustment results in an increase of $3.5 million in interest expense for the three months ended January 25, 1998 from $5.6 million, as previously filed, to $9.1 million and an increase of $3.5 million in interest expense for the six months ended January 25, 1998 from $14.0 million, as previously filed, to $17.5 million. Also, the provision for (benefit from) income tax expense has decreased (increased) $1.4 million for the three months ended January 25, 1998 from $4.5 million to $3.1 million and from $(9.1) million to $(10.5) million for the six months ended January 25, 1998. The impact of these adjustments on the (Unaudited) Condensed Consolidated Statement of Operations for the three months ended January 25, 1998 decreased net income available to common shareholders $2.1 million from $1.3 million to $(.9) million, decreased basic earnings per common share $.08 from $.05 to $(.03) and decreased diluted earnings per share $.07 from $.04 to $(.03). The impact of these adjustments on the (Unaudited) Condensed Consolidated Statement of Operations for the six months ended January 25, 1998 increased net loss available to common shareholders $2.1 million from $(22.2) million to $(24.3) million and increased basic and diluted loss per common share $.10 from $(1.04) to $(1.14). Accumulated deficit per the (Unaudited) Condensed Consolidated Balance Sheet at January 25, 1998 increased $2.1 million from $(9.8) million, as previously filed, to $(11.9) million.

         As a result of the adjustment to interest expense as discussed above, the Company was in violation of a financial covenant under its credit facility. Subsequent to January 25, 1998, the violation was waived by the lender as of the balance sheet date and therefore, amounts due under the credit facility beyond one year from January 25, 1998 have been classified as long-term.

     2. GENERAL. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 25, 1998, the results of operations for the three months ended January 25, 1998 and January 26, 1997, and the statement of cash flows for the six months ended January 25, 1998 and January 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's audited consolidated financial statements as of and for the year ended July 27, 1997 and the unaudited condensed consolidated financial statements as of and for the three months ended October 26, 1997 as included in the Form S-1, filed with the Securities and Exchange Commission on February 10, 1998.

     3. INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

     4. INCOME TAXES. The provision for (benefit from) income taxes is based on a projected annual effective tax rate of 39%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

     5. SEASONAL BUSINESS. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business, which is the development and operation of ski resorts.

     6. NET INCOME PER COMMON SHARE. Effective January 25, 1998, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per share for the three and six months ended January 25, 1998 and January 26, 1997 were determined as follows:

        (in thousands)                 Three Months Ended                   Six Months Ended
                                   January 25,      January 26,        January 25,      January 26,
                                      1998              1997              1998             1997
                                   (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                               (Restated-Note 1)                   (Restated-Note 1)
                               --------------------------------------------------------------------
         INCOME (loss)
 Income (loss) from
 continuing operations                  $4,955            $383           ($16,040)        ($9,910)
 Preferred stock accretion                (740)              -             (3,171)              -
 Extraordinary item                     (5,081)              -             (5,081)              -
                               --------------------------------------------------------------------

 Net income (loss) available
 to common shareholders
 (basic and diluted)                     ($866)           $383           ($24,292)        ($9,910)
                               --------------------------------------------------------------------
                               --------------------------------------------------------------------

            SHARES
 Weighted-average shares
 outstanding (basic)                    27,991             978             21,376             978
 Dilutive common stock options             539               -                  -               -

                               --------------------------------------------------------------------
 Weighted average shares
 outstanding (diluted)                  28,530             978             21,376             978
                               --------------------------------------------------------------------
                               --------------------------------------------------------------------



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

     Pro forma adjustments have been posted to depreciation and amortization expense to reflect the purchase accounting for the assets of Heavenly and Steamboat and the changes in the capital structure of the Company.

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

                        CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     PRO FORMA


                                                                      Three Months Ended            Six Months Ended
                                                              Jan. 25, 1998  Jan. 26, 1997      Jan. 25, 1998   Jan. 26, 1997
                                                                 (Unaudited)    (Unaudited)        (Unaudited)     (Unaudited)
                                                           (Restated-Note 1)                 (Restated-Note 1)
Net revenues:
      Resort                                                       $107,425        $91,897           $124,623        $108,457
      Real estate                                                     7,890          1,740              8,700           3,309
                                                           ------------------------------------------------------------------
Total net revenues                                                  115,315         93,637            133,323         111,766
                                                           ------------------------------------------------------------------

Operating expenses:
      Resort                                                         64,244         57,804             89,445          81,953
      Real estate                                                     5,223            935              6,148           1,967
      Marketing, general and administrative                          13,621         11,565             24,260          19,267
      Stock compensation charge                                           -              -             14,254               -
      Depreciation and amortization                                  15,009         14,511             18,107          17,413
                                                           ------------------------------------------------------------------
Total operating expenses                                             98,097         84,815            152,214         120,600
                                                           ------------------------------------------------------------------

Income (loss) from operations                                        17,218          8,822            (18,891)         (8,834)

      Interest expense                                                9,322          6,247             18,165          14,572
                                                           ------------------------------------------------------------------
Income (loss) before provision (benefit) for income
taxes and minority interest in loss of subsidiary                     7,896          2,575            (37,056)        (23,406)

      Provision (benefit) for income taxes                            3,356          1,004            (14,452)         (9,128)
      Minority interest in loss of subsidiary                             -              -               (456)              -
                                                           ------------------------------------------------------------------
Income (loss) from continuing operations                              4,540          1,571            (22,604)        (14,278)

Extraordinary loss                                                    5,081              -              5,081               -
                                                           ------------------------------------------------------------------
Net income (loss)                                                      (541)         1,571            (27,685)        (14,278)

Accretion of discounts and dividends accrued on
mandatorily redeemable preferred stock                                  740              -              3,171               -
                                                           ------------------------------------------------------------------

Net income (loss) available to common shareholders                  $(1,281)        $1,571           $(30,856)       $(14,278)
                                                           ------------------------------------------------------------------
                                                           ------------------------------------------------------------------

EARNINGS (loss) PER COMMON SHARE - BASIC:
Net income (loss) from continuing operations                          $0.16          $1.61             ($1.06)        ($14.60)
Extraordinary loss                                                   ($0.18)             -             ($0.24)              -
Net income (loss)                                                    ($0.05)         $1.61             ($1.44)        ($14.60)

EARNINGS (loss) PER COMMON SHARE - DILUTED:
Net income (loss) from continuing operations                          $0.16          $1.61             ($1.03)        ($14.60)
Extraordinary loss                                                   ($0.18)             -             ($0.23)              -
Net income (loss)                                                    ($0.04)         $1.61             ($1.41)        ($14.60)

SUPPLEMENTAL DATA:
Resort EBITDA                                                       $29,560        $22,528            $10,918          $7,237
Real Estate EBITDA                                                    2,667            805              2,552           1,342
                                                           ------------------------------------------------------------------
Total EBITDA                                                        $32,227        $23,333            $13,470          $8,579

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

                                       ITEM 2
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

                                      GENERAL

     We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first and second quarters of fiscal 1998. The results include the Steamboat and Heavenly resorts acquired during the second quarter. As you read the material below, we urge you to carefully consider our (Unaudited) Condensed Consolidated Financial
Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form S-1 Registration Statements filed November 5, 1997 and February 10, 1998.

                          LIQUIDITY AND CAPITAL RESOURCES

     SHORT-TERM. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, its summer 1998 capital improvement program, and servicing indebtedness. The summer 1998 capital improvements will include expenditures on lifts, trails, snow-making equipment and base facilities, as well as real estate development. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are unexpended proceeds from the initial public offering, cash flow from operations of its subsidiaries and borrowings under the senior credit facility. Real estate development will be funded primarily through construction financing facilities established for major real estate development projects.

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

     The Company's summer 1998 capital program is expected to total between $40 million and $60 million, excluding real estate development. The combination of unexpended proceeds from its initial public offering, cash flow from resort operations, capital leases and the New Credit Facility is expected to provide sufficient funds to meet short-term liquidity needs for working capital and skiing related capital expenditures.

     The Company is considering the issuance of up to $50 million in senior subordinated bonds prior to close of its 1998 fiscal year and either soliciting the consent of holders of ASC East, Inc.'s $120 million 12% Senior Subordinated to certain covenant changes in the 12% Note Indenture, or making an exchange offer to holders of the $120 million Senior Subordinated Notes to exchange those obligations for substantially similar obligations of the Company. The precise nature of the transaction, and whether it will actually be effected, has not yet been determined by the Company.

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

     The Company intends to continue real estate development at its eastern resorts, and initiate real estate development projects at certain of its western resorts during the summer of 1998. This real estate development is not currently funded and will require construction financing to proceed. It is anticipated that construction financing will consist of two components. The senior component is expected to be a conventional construction loan arranged on a limited recourse basis similar to the existing real estate development construction facility. A portion of the development costs are expected to be financed through either a mezanine debt facility established directly with the real estate subsidiary pursuing the projects or equity infused by the Company derived from additional subordinated debt incurred by the Company.

     LONG-TERM. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts, extensive development of its slopeside real estate and any future acquisitions of resort properties.

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

                          CHANGES IN RESULTS OF OPERATIONS

CHANGES FOR THE SECOND QUARTER OF FISCAL 1998 COMPARED TO THE SECOND QUARTER OF FISCAL 1997.

     1. RESORT REVENUES. Resort revenues increased 80.8% from $59.4 million for the second quarter of fiscal 1997 to $107.4 for the second quarter of fiscal 1998. The $48.0 million increase in revenue is principally attributable to the addition of the Steamboat and Heavenly resorts acquired on November 12, 1997. Additionally, our existing pre-acquisition group of resorts also reflected positive overall revenue growth driven primarily by increases in skier visits, and the acquisition of various retail and food and beverage operations, as well as yield increases of 5%.

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

     4. COST OF REAL ESTATE. Cost of real estate increased $4.3 million in the second quarter of fiscal 1998 as compared to the second fiscal quarter of 1997. The primary reason for the increase is from increased sales of quartershare units and additional costs associated with the start up of new development projects at eastern and western resorts.

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

     7. INTEREST EXPENSE (RESTATED-NOTE 1). Interest expense increased from $5.6 million for the second quarter of fiscal 1997 to $9.1 million for the second quarter of fiscal 1998. The increase of $3.5 million is primarily related to additional debt which was incurred as a result of the acquisition of Heavenly, Steamboat, and The Canyons.

     8. PROVISION FOR INCOME TAX EXPENSE (RESTATED-NOTE 1). Provision for income tax expense increased from $.2 million for the three months ended January 26, 1997 to $3.2 million for the three months ended January 25, 1998. The $3.0 million increase is directly related to the increase in net income for the period.

     9. EXTRAORDINARY LOSS. The extraordinary expense recorded by the Company is due to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million; net of the income tax benefit the amount was $5.1 million.

     10. ACCRETION OF PREFERRED STOCK. The $.7 million balance at January 25, 1998 represents dividends accrued on the 10 1/2% Convertible Exchangeable Preferred Stock which was issued on November 12, 1997.

                          CHANGES IN RESULTS OF OPERATIONS

     CHANGES FOR THE FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 1997.

     1. RESORT REVENUES. Resort revenues increased 71% from $71.1 million for the six months ended January 26, 1997 to $121.2 million for the six months ended January 25, 1998. The $50.1 million increase in revenue is principally attributable to the addition of Steamboat and Heavenly resorts which were acquired on November 12, 1997. Additionally, our existing pre-acquisition group of resorts also reflected positive overall revenue growth driven primarily by increases in skier visits and increased yields per skier visit.

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

     6. INTEREST EXPENSE (RESTATED-NOTE 1). Interest expense increased $4.5 million or 34.2% from $13.1 million for the six months ended January 26, 1997 to $17.5 million for the six months ended January 25, 1998. The increase in primarily related to additional debt which was incurred as a result of the acquisition of Heavenly, Steamboat, and The Canyons.

     7. DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7.6 million for the six months ended January 25,1998 as compared to the six months ended January 26, 1997. The increase is principally attributable to the acquisitions of Steamboat, Heavenly, and the Canyons and the additional plant, property and equipment related to the 1997 capital improvement expenditures.

     8. BENEFIT FROM INCOME TAX EXPENSE (RESTATED-NOTE 1). The benefit from income tax expense increased from $6.1 million for the six months ended January 26, 1997 to $10.5 million for the six months ended January 25, 1998. The $4.5 million increase is directly related to the results from operations for the period, which included a $14.3 million stock compensation charge that is considered a non recurring event by the Company.

     9. EXTRAORDINARY LOSS. The extraordinary expense recorded by the Company is due to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush. The total amount related to this extraordinary expense was $8.3 million; net of the income tax benefit the amount was $5.1 million.

     10. ACCRETION OF PREFERRED STOCK. The accretion of discounts and dividends accrued on the mandatorily redeemable preferred stock of $3.2 million represents the accretion of the exchange feature, the amortization of the issuance costs and the accrual of dividends relating to the Series A Exchangeable Preferred Stock prior to its exchange. The activity in this component for the six months ended January 25, 1998 also includes $.7 million of dividends accrued on the 10 1/2% Convertible, Exchangeable Preferred Stock subsequent to its exchange from the Series A Exchangeable Preferred Stock on November 12, 1997.


                        CHANGES IN FINANCIAL CONDITION

CHANGES FOR THE FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO YEAR-END FISCAL
1997.

     1. CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased 133.9% or $20.8 million from $15.6 million as of July 27, 1997 to $36.4 million as of January 25, 1998. The three primary reasons for the increase are 1) the operating cycle of the Company, 2) the cash balances at the acquired resorts, and 3) cash retained at the parent Company for future investment.

     2. ACCOUNTS RECEIVABLE. Accounts receivable increased 213.2% or $8.1 million from $3.8 million as of July 27, 1997 to $11.9 million as of January 25, 1998. The primary reason for the increase is due to increased operating activities.

     3. INVENTORY. Inventories increased 145.7% or $10.6 million from $7.3 million as of July 27, 1997 to $17.9 million as of January 25, 1998. The majority of the increase related to the operating cycle of the Company and $4.0 million of the increase is related to the acquisition of Heavenly and Steamboat ski resorts.

     4. PREPAID EXPENSES. Prepaid expenses increased 85.9% or $1.4 million from $1.6 million as of July 27, 1997 to $2.9 million as of January 25, 1998. The primary reason for the increase is due to the prepaid expenses associated with the pre-sales of the three quartershare hotel projects at Killington, Mount Snow, and Sunday River ski resorts.

     5. ASSETS HELD FOR RESALE. Assets held for resale is the estimated net proceeds from the Orlando golf resort which was purchased with the Heavenly and Steamboat ski resorts. The golf course was sold on February 2, 1998 for $5.6 million.

     6. PROPERTY AND EQUIPMENT, NET. Property and equipment, net increased 87.7% or $221.2 million from $252.3 million as of July 27, 1997 to $473.5 million as of January 25, 1998. The acquisition of the Heavenly and Steamboat ski resorts accounts for $186.0 million of the increase. The remaining increase is related to capital improvements at the existing resorts and the acquisition of land and businesses, net of $15.0 million of depreciation.

     7. REAL ESTATE DEVELOPED FOR SALE. Real estate developed for sale increased 326.6% or $76.9 million from $23.0 million as of July 27, 1997 to $100.4 million as of January 25, 1998. The increase is from the following: 1) $40.3 million related to the construction of three quartershare hotel projects at Killington, Mount Snow and Sunday River ski resorts, 2) $28.0 million related to land held for development acquired with the Steamboat ski resort, 3) $7.0 million related to land purchased at the Canyons in Utah for future development, and 4) $1.6 million related to the construction of townhouses at Sunday River.

     8. GOODWILL. Goodwill increased 809.7% or $86.3 million from $10.7 million as of July 27, 1997 to $97.0 million as of January 25, 1998. The acquisition of the Heavenly and Steamboat ski resorts accounts for $77.9 million of the increase, with the balance of $8.4 million (net of amortization of existing goodwill) related to the Company's purchase of the minority interest in ASC East.

     9. INVESTMENT IN REAL ESTATE PARTNERSHIP. The $5.0 million balance in investment in real estate partnership was acquired with the Heavenly and Steamboat ski resorts and is from a 50% general partnership interest in a partnership that is engaged in the development and sale of residential real estate adjacent to the Steamboat ski resort.

     10. OTHER ASSETS. Other assets increased 245.9% or $15.7 million from $6.4 million as of July 27, 1997 to $22.1 million as of January 25, 1998. The primary reason for the increase is the inclusion of various intangibles related to the acquisition of the Steamboat and Heavenly ski resorts.

     11. LINE OF CREDIT AND CURRENT PORTION OF LONG-TERM DEBT. Current portion of long-term debt decreased 37.3% or $14.8 million from $39.7 as of July 27, 1997 to $24.9 million as of January 25, 1998. The primary reason for the decrease is the restructuring of the Company's revolving lines of credit and the addition of term loans which replaced a portion of the amounts previously funded by revolving lines of credit.

     12. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES (RESTATED-NOTE 1). Accounts payable increased 133.8% or $34.4 million from $25.7 million as of July 27, 1997 to $60.2 million as of January 25, 1998. The acquisition of the Heavenly and Steamboat ski resorts accounts for $10.0 million of the increase. The balance of the increase is due to the operating cycle of the Company, construction activities related to the quartershare hotel projects, and accrued interest on the New Credit Facility of approximately $3.5 million as of January 25, 1998.

     13. DEPOSITS AND DEFERRED REVENUE. Deposits and deferred revenue increased 577.0% or $25.3 million from $4.4 million as of July 27, 1997 to $29.6 million as of January 25, 1998. $10.1 million is related to the acquisition of Heavenly and Steamboat ski resorts, with the balance of the increase due to the operating cycle of the Company.

     14. LONG-TERM DEBT. Long-term debt increased 359.9% or $168.5 million from $46.8 million as of July 27, 1997 to $215.4 million as of January 25, 1998. The primary reasons for the increase are the result of 1) the proceeds of $114.4 million from a loan and revolving line of credit (net of current portion) at ASC West, 2) a $50.4 million dollar increase in the construction loan associated with the three quartershare hotel projects, and 3) $3.5 million associated with land acquired for future development at the Canyons ski resort in Utah.

     15. SUBORDINATED NOTES AND DEBENTURES. Subordinated notes and debentures decreased 14.6% or $21.8 million due to the early retirement of ASC East's subordinated discount notes on December 20, 1997.

     16. OTHER LONG-TERM LIABILITIES. Other long-term liabilities increased 191.8% or $15.1 million from $7.9 million as of July 27, 1997 to $23.0 million as of January 25, 1998. The primary reason for the increase is due to the acquisition of the Heavenly and Steamboat ski resorts.

     17. DEFERRED INCOME TAXES (RESTATED-NOTE 1). Deferred income taxes decreased 47.6% or $13.6 million from $28.5 million as of July 27, 1997 to $14.9 million as of January 25, 1998. The decrease is due to the net loss generated from July 28, 1997 to January 25, 1998.

     18. MANDATORILY REDEEMABLE PREFERRED STOCK. Mandatorily redeemable preferred stock increased 122.1% or $20.6 million from $16.8 million as of July 27, 1997 to $37.4 million as of January 25, 1998. The increase is due to the conversion of $16.6 million of 14% convertible notes which were issued on July 29, 1997 to 10 1/2% preferred stock on November 5, 1997. The remaining increase of $3.1 million is related to $.7 million of dividend accrual and $2.4 million of accretion of discounts associated with the issuance costs and the accretion of the exchange feature of the Series A exchangeable preferred stock.

     19. ADDITIONAL PAID-IN CAPITAL. Additional paid-in capital increased 9456.1% or $263.4 million from $2.8 million as of July 27, 1997 to $266.2 million as of January 25, 1998. The increase is due to 1) the Company's initial public offering on November 6, 1997 which generated additional paid-in capital of $244.6 million, 2) purchase of the minority interest in ASC East, Inc. which resulted in an increase of $8.7 million to additional paid-in capital, and 3) the Company recording a stock compensation charge of $14.3 million which increased paid-in capital $8.5 million.

     20. RETAINED EARNINGS (ACCUMULATED DEFICIT) (RESTATED-NOTE 1). Retained earnings decreased from $12.3 million as of July 27, 1997 to an accumulated deficit of $12.0 million as of January 25, 1998. The decrease is directly attributable to the $24.3 million loss for the six months ended January 25, 1998. The loss for this period included a $14.2 million charge related to a non-recurring stock compensation charge and a $5.1 million extraordinary loss related to the early retirement of debt.

                                 SIGNIFICANT EVENTS

     IPO CLOSING AND ACQUISITION. The Company closed on the initial public offering of 14.75 million shares of its common stock on November 12, 1997. The proceeds were primarily used to (1) fund the acquisition of Steamboat and Heavenly in an amount totaling $173.3 million, (2) redeem ASC East, Inc.'s
13 3/4% subordinated discount notes due 2007 for an aggregate redemption price of approximately $27.7 million, and (3) repay approximately $7.7 million of a subsidiary's outstanding debt in connection with the closing of the Company's initial public offering.

     The Company has retained approximately $15 million of offering proceeds in temporary investments.

     NEW CREDIT FACILITY. The Company established the New Credit Facility described above under the heading "Liquidity and Capital Resources" contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

     10 1/2% CONVERTIBLE, EXCHANGEABLE PREFERRED STOCK. Contemporaneously with the other November 12, 1997 closings, the Company converted its $17.5 million principal amount of convertible notes and its $17.5 million face amount of convertible preferred stock at a conversion price, including accrued interest and accumulated dividends, of $36.3 million into its 10 1/2% convertible, exchangeable preferred stock.

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

                                 SUBSEQUENT EVENTS

     APPOINTMENT OF DIRECTORS. On February 11th, the Company appointed three of its four independent directors. The fourth director is committed to joining the board before the end of the fiscal year after fulfilling existing obligations. The three directors are: Joel B. Alvord, former Chairman of Fleet Financial Group and currently, President and Managing Director of Shawmut Capital Partners, Inc.; Christopher J. Nassetta, Executive Vice President and Chief Operating Officer for Host Marriott Corp., formerly Co-founder of Bailey Capital Corp., a real estate investment and advisory firm; and Gordon Gillies, a former attorney and current faculty member of Hebron Academy in Maine.

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

     2. The development of ski resorts is capital intensive. The Company's expansion of its resorts is dependent upon availability of necessary capital. There can be no assurance that the Company will have adequate funds, from internal or external sources, to make all planned and required capital expenditures over the long-term.

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


Date: June 3, 1998                  /s/ Thomas M. Richardson
      --------------               -------------------------
                                   Thomas M. Richardson
                                   Senior Vice President Finance Chief Financial
                                   Officer (Principal Financial and Accounting
                                   Officer)

Date: June 3, 1998                  /s/ Christopher E. Howard
      --------------               --------------------------
                                   Christopher E. Howard
                                   Chief Administrative Officer and General
                                   Counsel (Duly Authorized Officer)