Form 10-Q
period 1998-04-26
AMERICAN SKIING CO /ME
filed 1998-06-10
CIK 1043432

American Skiing Company and Subsidiaries


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 26, 1998

                          _____________________________

                        Commission File Number 333-33483
                          _____________________________

                             American Skiing Company
             (Exact name of registrant as specified in its charter)

          Maine                                   04-3373730
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation organization)

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

     The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of class A common stock $.01 par value and 15,505,044 shares of common stock $.01 par value outstanding as of June 10, 1998.

                                Table of Contents

Part I - Financial Information.............................................    1

Item 1 Financial Statements ...............................................    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Three Months Ended April 26, 1998 and April 27, 1997..............    2

         Condensed Consolidated Statement of Operations (Unaudited) for the
         Nine Months Ended April 26, 1998 and April 27, 1997...............    3

         Condensed Consolidated Balance Sheet  as of April 26, 1998 (Unaudited)
         and July 27, 1997.................................................    4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for
         the Nine Months Ended April 26, 1998 and April 27, 1997...........    6

         Notes to (Unaudited) Condensed Consolidated Financial Statements..    8

Item 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................    12

         General..........................................................    12

         Liquidity and Capital Resources..................................    13

         Changes in Results of Operations.................................    15

         Changes in Financial Condition...................................    18

         Significant Events................................................   20

         Subsequent Events.................................................   21

         Forward Looking Statements........................................   21

Part II - Other Information...............................................    23

                         Part I - Financial Information
                                     Item 1
                              Financial Statements

          This Form 10-Q is filed by the American Skiing Company ("ASC") for itself and its following wholly-owned subsidiaries:

Sunday River Skiway Corporation               Sunday River, Ltd.
Sunday River Transportation                   Perfect Turn, Inc.
LBO Holding, Inc.                             Sugarbush Resort Holdings, Inc.
Mountain Wastewater Treatment, Inc.           Sugarbush Leasing Company
Sugarbush Restaurants, Inc.                   AJT, Inc. (f/k/a Cranmore, Inc.)
Grand Summit Resort Properties, Inc.          S-K-I Limited
Grand Summit Resort Properties II, Inc.       Club Sugarbush, Inc.
Mount Snow, Ltd.                              Killington, Ltd.
Sugarloaf Mountain Corporation                WVSAL, Inc. (f/k/a Waterville
Dover Restaurants, Inc.....                          Valley Ski Area, Ltd.)
Killington Restaurants, Inc.                  ASC East, Inc.
Resort Software Services, Inc.                Resort Technologies, Inc.
Sugartech                                     ASC Utah
Pico Ski Area Management                      Deerfield Operating Company
ASC West, Inc.                                American Skiing Company Resort
Properties, Inc.                              Mountainside Corporation
Heavenly Valley Limited Partnership           Heavenly Corporation
Heavenly Ski Resort Corporation               Orlando Resort Corporation
Steamboat Ski and Resort Corporation          Killington West, Ltd.
Steamboat Development Corporation             Mountain Water Company
Ski Insurance Company                         Heavenly Resort Properties, Inc.
Steamboat Resort Properties, Inc.             Canyons Resort Properties, Inc.
Sugarloaf Resort Properties, Inc.             Killington Resort Properties, Inc.
Mount Snow Resort Properties, Inc.            Sugarbush Resort Properties, Inc.
Sunday River Resort Properties, Inc.          Attitash Resort Properties, Inc.

     As used herein, the term "the Company" means and refers to American Skiing Company and the subsidiary registrants listed above on a consolidated basis.


                                      Condensed Consolidated Statement of Operations
                                     (In thousands except share and per share amounts)

                                                                                               For the Three Months Ended
                                                                              April 26, 1998                    April 27, 1997
                                                                                 (Unaudited)                       (Unaudited)
Net revenues:

      Resort                                                                        $144,641                           $81,673
      Real estate                                                                     40,914                             2,674
                                                               ----------------------------------------------------------------
Total net revenues                                                                   185,555                            84,347

Operating expenses:
      Resort                                                                          65,413                            37,981
      Real estate                                                                     28,334                             2,167
      Marketing, general and administrative                                           12,623                             9,097
      Depreciation and amortization                                                   17,960                             8,075
                                                               ----------------------------------------------------------------
Total operating expenses                                                             124,330                            57,320
                                                               ----------------------------------------------------------------

Income from operations                                                                61,225                            27,027

      Interest expense                                                                 7,486                             5,325
                                                               ----------------------------------------------------------------

Income before provision for income taxes                                              53,739                            21,702

      Provision for income tax expense                                                20,958                             8,623
                                                               ----------------------------------------------------------------

Income from continuing operations                                                     32,781                            13,079

Dividends accrued on mandatorily redeemable preferred stock                            1,091                                 -
                                                               ----------------------------------------------------------------

Net income available to common shareholders                                          $31,690                           $13,079
                                                               ================================================================

Retained earnings (accumulated deficit), beginning of  period                      $(11,987)                            $8,221
Add: Net income available to common shareholders                                      31,690                            13,079
                                                               ----------------------------------------------------------------
Retained earnings, end of period                                                     $19,703                           $21,300
                                                               ================================================================

Earnings per common share - basic:
Income from continuing operations                                                      $1.08                            $13.37
Net income available to common shareholders                                            $1.05                            $13.37

Earnings per common share - diluted:
Income from continuing operations                                                      $1.07                            $13.37
Net income available to common shareholders                                            $1.03                            $13.37

 See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      Condensed Consolidated Statement of Operations
                                     (in thousands except share and per share amounts)

                                                                                                  For the Nine Months Ended

                                                                                     April 26, 1998                  April 27, 1997
                                                                                        (Unaudited)                     (Unaudited)
Net revenues:
       Resort                                                                              $265,877                        $157,747
       Real estate                                                                           49,614                           5,983
                                                                   -----------------------------------------------------------------
Total net revenues                                                                          315,491                         163,730

Operating expenses:
       Resort                                                                               147,465                          96,192
       Real estate                                                                           34,482                           4,880
       Marketing, general and administrative.                                                33,089                          21,598
       Stock compensation charge (Note 7)                                                    14,254                               -
       Depreciation and amortization                                                         34,475                          16,946
                                                                   -----------------------------------------------------------------
Total operating expenses                                                                    263,765                         139,616
                                                                   -----------------------------------------------------------------

Income from operations                                                                       51,726                          24,114

       Interest expense                                                                      25,028                          18,396
                                                                   -----------------------------------------------------------------

Income before provision for income taxes                                                     26,698                           5,718

       Provision for income tax expense                                                      10,413                           2,549
       Minority interest in loss of subsidiary                                                (456)                               -
                                                                   -----------------------------------------------------------------

Income from continuing operations                                                            16,741                           3,169

Extraordinary loss, net of income tax benefit of $3,248                                       5,081                               -
                                                                   -----------------------------------------------------------------

Net income                                                                                   11,660                           3,169

Accretion of discount and dividends accrued on mandatorily
redeemable preferred stock                                                                    4,262                               -
                                                                   -----------------------------------------------------------------
Net income available to common shareholders                                                  $7,398                          $3,169
                                                                   =================================================================
Retained earnings, beginning of period                                                      $12,305                         $18,131
Add: Net income available to common shareholders                                              7,398                           3,169

                                                                   =================================================================
Retained earnings, end of period                                                            $19,703                         $21,300
                                                                   =================================================================
Earnings (loss) per common share-basic:
Income from continuing operations                                                             $0.69                           $3.24
Extraordinary loss                                                                           ($0.21)                              -
Net income available to common shareholders                                                   $0.30                           $3.24

Earnings (loss) per common share - diluted:
Income from continuing operations                                                             $0.68                           $3.24
Extraordinary loss                                                                           ($0.21)                              -
Net income available to common shareholders                                                   $0.30                           $3.24

See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)
ASSETS

Current assets

       Cash and cash equivalents                                                                 $32,588                     $15,558
       Restricted cash                                                                             2,753                       2,812
       Accounts receivable                                                                        19,364                       3,801
       Inventory                                                                                  13,823                       7,282
       Prepaid expenses                                                                            2,192                       1,579
       Deferred tax assets                                                                           770                         422
                                                                           ---------------------------------------------------------
 Total current assets                                                                             71,490                      31,454

       Property and equipment, net                                                               472,271                     252,346
       Real estate developed for sale                                                             97,228                      23,540
       Long-term investments                                                                       7,979                       3,507
       Goodwill                                                                                  103,621                      10,664
       Deferred financing costs                                                                    9,481                       9,431
       Other assets                                                                               22,430                       6,398
                                                                           =========================================================
Total assets                                                                                    $784,500                    $337,340
                                                                           =========================================================
















See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                           Condensed Consolidated Balance Sheet
                                                      (in thousands)

                                                                                          April 26, 1998               July 27, 1997
                                                                                             (Unaudited)
LIABILITIES, MANDATORILY REDEEMABLE
  PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Current liabilities

      Line of credit and current portion of long-term debt                                       $28,675                     $39,748
      Accounts payable and other current liabilities                                              56,948                      25,738
      Due to stockholder                                                                           1,891                       1,933
      Deposits and deferred revenue                                                                5,248                       4,379
                                                                          ----------------------------------------------------------
Total current liabilities                                                                         92,762                      71,798

      Long-term debt, excluding current portion                                                  195,231                      46,833
      Subordinated notes and debentures                                                          127,899                     149,749
      Minority interest                                                                                -                         626
      Other long-term liabilities                                                                  6,373                       7,898
      Deferred income taxes                                                                       36,138                      28,514
                                                                          ----------------------------------------------------------
Total liabilities                                                                                458,403                     305,418

Mandatorily redeemable preferred stock                                                            38,381                      16,821


Shareholders' equity
      Common stock, Class A                                                                          148                          10
      Common stock                                                                                   161                           -
      Additional paid-in capital                                                                 267,704                       2,786
      Retained earnings                                                                           19,703                      12,305
                                                                          ------------------------------ ---------------------------

Total shareholders' equity                                                                       287,716                      15,101

Total liabilities, mandatorily redeemable preferred stock and
shareholders' equity                                                                            $784,500                    $337,340
                                                                          ==========================================================









See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.

                                      Condensed Consolidated Statement of Cash Flows
                                                      (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      April 26, 1998                April 27, 1997
                                                                                         (Unaudited)                   (Unaudited)
Cash flows from operating activities:

Net income                                                                                   $11,660                        $3,169

Adjustments to reconcile net income to net cash provided by
operating activities:
Stock option compensation charge                                                              14,254                             -
Depreciation and amortization                                                                 33,088                        19,099
Discount on convertible debt                                                                     342                             -
Minority interest                                                                               (456)                        3,950
Deferred income taxes                                                                          6,960                             -
Non-cash portion of extraordinary loss                                                         3,242                             -
Preferred stock original issue discount                                                        1,841                             -

Decreases (increases) in assets:
Restricted cash                                                                                (733)                         5,200
Accounts receivable                                                                         (14,287)                       (2,494)
Inventory                                                                                    (2,475)                       (1,355)
Prepaid expenses                                                                               (490)                         1,332
Other current assets                                                                               -                           733
Real estate developed for sale                                                              (45,919)                        13,721
Other assets                                                                                 (5,657)                       (1,311)

Increases (decreases) in liabilities:
Accounts payable and other current liabilities                                                13,630                         (383)
Income taxes payable                                                                               -                         (270)
Deposits and deferred revenue                                                                (2,914)                         (406)
Accrued interest                                                                                   -                         3,552
Other long-term liabilities                                                                  (6,161)                         2,883
                                                                  -----------------------------------------------------------------

Cash flow provided by operating activities                                                    5,925                         47,420

Cash flows from investing activities:

Assets held for resale                                                                             -                       (9,070)
Additions to property and equipment                                                         (70,371)                      (22,661)
 Purchase of ski resorts, net of cash purchase                                             (294,364)                             -
 Purchase of ski resort minority interest                                                          -                       (2,492)
Sale (purchase) of long-term investment                                                          497                           144
Net proceeds from sale of assets                                                              11,599                             -
                                                                  -----------------------------------------------------------------

Net cash used in investing activities                                                      (352,639)                      (34,079)

Cash flows from financing activities:

 Reductions in note payable to shareholder                                                      (43)                       (3,409)
Net proceeds from initial public offering                                                    244,555                             -
Proceeds from construction loan                                                               31,219                             -



Proceeds from term loan                                                                      105,000                             -
Proceeds from revolving line of credit                                                        50,787                             -
Repayment of revolving line of credit                                                       (59,623)                      (11,839)
Proceeds from subordinated notes                                                              17,500                             -
Repayment of subordinated debt                                                              (21,882)                             -
Net additions (reductions) to other long-term debt                                           (3,769)                           237
                                                                   ----------------------------------------------------------------

Net cash provided by (used in) financing activities                                          363,744                      (15,011)

Net increase (decrease) in cash and cash equivalents                                          17,030                       (1,670)
Cash and cash equivalents at beginning of period                                              15,558                         4,087
                                                                   ----------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $32,588                      $  2,417
                                                                   ================================================================






























See accompanying Notes to (Unaudited) Condensed Consolidated Financial Statements.


Notes to (Unaudited) Condensed Consolidated Financial Statements


     1. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 26, 1998, the results of operations for the three and nine months ended April 26, 1998 and April 27, 1997, and the statement of cash flows for the nine months ended April 26, 1998 and April 27, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's audited consolidated financial statements as of and for the year ended July 27, 1997 and the unaudited condensed consolidated financial statements as of and for the three months ended October 26, 1997 as included in the Form S-1, filed with the Securities and Exchange Commission on February 10, 1998.

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

     5. Earnings per Common Share. Effective January 25, 1998, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings per share for the three and nine months ended April 26, 1998 and April 27, 1997 were determined as follows:

                   (in thousands)                            Three Months Ended               Nine Months Ended
                                                         April 26,       April 27,        April 26,        April 27,
                    Income                                  1998            1997             1998             1997
                                                       ---------------- -------------- ----------------- ---------------
Income  from continuing operations                             $32,781        $13,079           $16,741          $3,169
Preferred stock accretion                                      (1,091)              -           (4,262)               -
Extraordinary loss                                                   -              -           (5,081)               -
                                                       ---------------- -------------- ----------------- ---------------

Net income available to common shareholders (basic
and diluted)                                                   $31,690        $13,079            $7,398          $3,169
                                                       ================ ============== ================= ===============
                       Shares
Weighted-average shares outstanding (basic)                     30,265            978            24,348             978
Dilutive common stock options                                      463              -               339               -
                                                       ---------------- -------------- ----------------- ---------------
Weighted average shares outstanding (diluted)
                                                                30,728            978            24,687             978
                                                       ================ ============== ================= ===============


     6. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements filed with the Company's Registration Statement on February 10, 1998 with the Securities and Exchange Commission have been reclassified to conform to the current presentation.

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

     8. Pro Forma Disclosure. The following pro forma statements of operations for the three and nine months ended April 26, 1998 and April 27, 1997 are presented for purposes of comparison. The following pro forma adjustments have been made for the following periods:

     The three months ended April 26, 1998 - There are no pro forma adjustments.

     The three months ended April 27, 1997 - The results of operations for Steamboat, Heavenly and The Canyons have been added based on their historical results for the three months ended April 27, 1997.

     The nine months ended April 26, 1998 - The results of operations for Steamboat and Heavenly have been added based on their historical results for the period from August 1, 1997 through the date of their acquisition on November 12, 1997. The minority interest in loss of subsidiary has been removed to reflect the exchange of the ASC East minority shareholders.

     The nine months ended April 27, 1997 - The results of operations for Steamboat, Heavenly and the Canyons have been added based on their historical results for the nine months ended April 27, 1997.

     The following pro forma adjustments have been made for all periods presented in the Pro Forma Consolidated Statement of Operations:

     Pro forma adjustments have been made to depreciation and amortization to reflect the purchase accounting for the assets of Steamboat and Heavenly and the changes in the Company's capital structure.

     Pro forma adjustments have been posted to interest expense to reflect the change in the capital structure of the Company related to the acquisition of Heavenly and Steamboat and the initial public offering of the Company on November 6, 1997.


                                         Consolidated Statement of Operations
                                  (In thousands of dollars except per share amounts)
                                                       Pro Forma
                                                            Three Months Ended                Nine Months Ended

                                                      April 26,        April 27,       April 26,         April 27,
                                                         1998            1997             1998             1997
Net revenues:
     Resort                                            $   144,641       $   129,154    $   269,483            $242,538
     Real estate                                            40,914             2,674         49,614               5,983
                                                    --------------------------------------------------------------------
Total net revenues                                         185,555           131,828        319,097             248,521
                                                    --------------------------------------------------------------------

Operating expenses:
     Resort                                                 65,413            57,229        156,050             143,362
     Real estate                                            28,334             2,167         34,482               4,880
     Marketing, general and administrative                  12,623            11,986         38,067              31,253
     Stock compensation charge                                   -                 -         14,254                   -
     Depreciation and amortization                          17,960            15,242         36,073              32,655
                                                    --------------------------------------------------------------------
Total operating expenses                                   124,330            86,624        278,926             212,150
                                                    --------------------------------------------------------------------

Income from operations                                      61,225            45,204         40,171              36,371

     Interest expense                                        7,486             6,076         25,848              20,648
                                                    --------------------------------------------------------------------

Income before provision for income taxes                    53,739            39,128         14,323              15,723

      Provision for income taxes                            20,958            15,419          5,587               6,451
                                                    --------------------------------------------------------------------
Income from continuing operations                           32,781            23,709          8,736               9,272
Extraordinary loss                                               -                 -          5,081                   -
                                                    --------------------------------------------------------------------
Net income                                                  32,781            23,709          3,655               9,272

Accretion of discounts and dividends accrued on
mandatorily redeemable preferred stock                       1,091                 -          4,262                   -
                                                    --------------------------------------------------------------------

Net income (loss) available to common shareholders         $31,690           $23,709         $(607)              $9,272
                                                    ====================================================================

Earnings (loss) per common share - basic:
Income from continuing operations                            $1.08             $0.80          $0.29               $0.31
Extraordinary loss                                               -                 -         ($0.17)                  -
Net income (loss)                                            $1.05             $0.80        ($0.02)               $0.31

Earnings (loss) per common share - diluted:
Income from continuing operations                            $1.07             $0.80          $0.29               $0.31
Extraordinary loss                                               -                 -         ($0.17)                  -
Net income (loss)                                            $1.03             $0.80         ($0.02)              $0.31


     9. Significant Events. On November 6, 1997, the Securities and Exchange Commission declared effective the Company's Form S-1 Registration Statement for purposes of registering the Company's common stock. On November 12, 1997, the Company settled the sale of (i)833,333 shares of common stock directly to the Principal Shareholder at $18.00 a share and (ii) 13,916,667 shares of common stock to the public at $18.00 per share in the public offering by the underwriters. Total gross proceeds of $265.5 million were received in connection with the offering.

     On November 12, 1997, the Company closed the acquisition of the Steamboat and Heavenly resorts for a purchase price, including closing costs and adjustments, of approximately $298 million. The acquisition was accounted for using the purchase accounting method. The consolidated financial statements herein reflect the results of operations of the acquired Steamboat and Heavenly ski resorts subsequent to November 12, 1997 and include the balance sheet of the acquired resorts as of April 26, 1998.

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

     The Company has also exchanged shares of the Company's common stock for shares of common stock in ASC East, Inc. This exchange was made to enable three beneficial owners of the minority interests to acquire common stock in the Company at substantially the same exchange ratio as Leslie B. Otten, the principal shareholder of the Company, exchanged his shares of ASC East, Inc. common stock for shares of common stock in connection with the formation of the Company. The Company believes this will eliminate potential conflicts of interest between minority holders and shareholders of the Company.


                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

     We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the third quarter of fiscal 1998 and the nine months ended April 26, 1998. The results include the Steamboat and Heavenly resorts which were acquired on November 12, 1998. As you read the material below, we urge you to carefully consider our (Unaudited) Condensed Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form S-1 Registration Statements filed November 6, 1997 and February 10, 1998.

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

     The Company established a new credit facility on November 12, 1997 (the "New Credit Facility"). The New Credit Facility is divided into two sub-facilities, $75 million of which ($30 million of which is available at April 26, 1998) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $140 million of which ($30 million of which is available at April 26, 1998) is available for borrowings by the Company excluding ASC East, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a eight-year revolving credit facility in the amount of $45 million and an eight-year term facility in the amount of $30 million. The West Facility consists of an eight-year revolving facility in the amount of $65 million and an eight-year term facility in the amount of $75 million.

     The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more that $35 million for the West Facility. The maximum availability under the revolving facilities will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds
3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility including maintenance of customary financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into sub-facilities. The East Facility is secured by substantially all the assets of ASC East and its subsidiaries, except our real estate development subsidiaries, which are not borrowers under the New Credit Facility. The West Facility is secured by substantially all the assets of the Company and its subsidiaries, except ASC East, Inc. and its subsidiaries and our real estate development subsidiaries.

     The Company retained approximately $15 million of unexpended proceeds from its initial public offering, which it holds in cash equivalents.

     ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 from paying dividends or making other distributions to the Company. Therefore, excess cash flow from ASC East, Inc. cannot be distributed to the Company for use by the Company or its other subsidiaries.

     The Company issued $17.5 million of convertible, preferred stock and $17.5 million convertible notes in July, 1997 to fund development at its new resort in Utah called The Canyons. These securities were converted on November 12, 1997, into 10 1/2% Mandatorily Redeemable Preferred Stock of the Company.

     The Company's summer 1998 capital program is expected to total approximately $60 million, excluding real estate development. The combination of unexpended proceeds from its initial public offering, cash flow from resort operations, capital leases and the New Credit Facility is expected to provide sufficient funds to meet short term liquidity needs for working capital and skiing related capital expenditures.

     The Company expects to issue approximately $100 million in senior subordinated bonds prior to close of its 1998 fiscal year ("Bond Offering") and is in the process of making an offer to holders of ASC East, Inc.'s 12% $120 million Senior Subordinated Notes to exchange those obligations for 12% $120 million of Senior Subordinated Bonds of the Company, with a covenant structure which will be similar, in all material respects, to the Company's Bond Offering ("Exchange Offer"). Although the Bond Offering and the Exchange Offer are in process, no assurance can be given that these transactions will be consummated. The Company is simultaneously pursuing an alternative to the Bond Offering with its senior lending group and has received a term sheet for arranging an increase in its senior facility to $350 million ("Additional Senior Credit Facility"). No assurance can be given that the Additional Senior Credit Facility will be consummated.

     The Company runs its real estate development through single purpose subsidiaries. Construction of existing Grand Summit Hotel projects are financed through an independent construction loan facility with recourse limited to the real estate development subsidiaries. The facility is a customary construction lending facility allowing for periodic draw down as construction progresses. Each advance is subject to certain conditions, including obtaining certain levels of preconstruction sales. The loan is secured by first mortgages on the Grand Summit properties. Principal is repaid from 80% to 85% of the proceeds generated by quartershare sales. The construction facility matures December, 2000. This facility, together with funds invested by the Company, is sufficient to fund the Grand Summit Hotel projects which were substantially completed during the 1997-1998 ski season.

     The Company intends to continue real estate development at its eastern resorts, and initiate real estate development projects at certain of its western resorts during the summer of 1998. The financing for summer 1998 projects will consist of two components. The Company is in the process of finalizing a $145 million senior component, which is a conventional construction loan arranged on a limited recourse basis with Textron Financial, the Company's existing project lender. A portion of the development costs are expected to be financed through equity infused by the Company derived from either the Bond Offering or the Additional Senior Credit Facility.

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

     Development of Grand Summit hotels at several resorts and alpine villages at Sunday River, Killington, The Canyons and Steamboat will require substantial funding. The Company expects to undertake these projects through special purpose subsidiaries with financing provided principally on a limited recourse basis. The Company's ability to directly contribute equity toward or otherwise guarantee real estate development is limited to $25 million under the New Credit Facility. As currently contemplated, the Bond Offering or Additional Senior Credit Facility covenants would enable a significantly higher level of contribution to real estate development; however, neither of those transactions have been consummated and no assurance can be given that either transaction will be consummated. Financing commitments for future real estate development do not currently exist. The Company will be required to establish construction facilities for these projects before undertaking each development.


                        Changes in Results of Operations

     Changes for the Third Quarter of Fiscal 1998 compared to the Third Quarter of Fiscal 1997.


     1. Resort revenues. Resort revenues increased 77.1% from $81.7 million for the third quarter of fiscal 1997 to $144.6 for the third quarter of fiscal 1998. The acquisition of the Steamboat and Heavenly resorts acquired on November 12, 1997, and The Canyons resort acquired in July 1997, accounted for $59.0 million of the increase in revenue. The remaining $3.9 million of the increase is principally attributable to increases in skier visits, the acquisition of new retail and food and beverage operations, and increased yield per skier visit in our pre-acquisition group of resorts.

     2. Real estate revenues. Real estate revenues increased $38.2 million in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The increase is attributable to completion of the Company's new quartershare hotels at Killington, Mount Snow and Sunday River and closing quartershare sales at those projects.

     3. Cost of resort operations. Cost of resort operations increased 72.2% from $38.0 million to $65.4 million. The acquisition of the Steamboat, Heavenly, and The Canyons resorts accounted for $21.9 million of the increase. The remaining $5.5 million of the increase is principally attributable to the increases in skier visits and business volume at our pre-acquisition resorts.

     4. Cost of real estate. Cost of real estate increased $26.2 million in the third quarter of fiscal 1998 as compared to the third fiscal quarter of 1997. This increase is attributable principally to increased sales, as outlined above, and to non-capitalizable costs associated with new projects under development at Killington, The Canyons and Steamboat.

     5. Marketing, general, and administrative. Marketing, general, and administrative costs increased 38.5% from $9.1 million to $12.6 million. The inclusion of Steamboat, Heavenly, and The Canyons resorts accounted for nearly all of the increase.

     6. Depreciation and amortization. Depreciation and amortization increased from $8.1 million for the third quarter of fiscal 1997 to $18.0 million for the third quarter of fiscal 1998. The increase is principally attributable to the acquisitions of Steamboat, Heavenly and The Canyons and the summer 1997 capital program at the Company's eastern resorts.

     7. Interest expense. Interest expense increased from $5.3 million for the third quarter of fiscal 1997 to $7.5 million for the third quarter of fiscal 1998. This increase is primarily attributable to the Company's New Credit Facility, which was established contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

     8. Provision for income taxes. Provision for income taxes increased from $8.6 million for the three months ended April 27, 1997 to $21.0 million for the three months ended April 26, 1998. The increase is directly related to the increase in net income for the period.

     9. Accrued dividends. The $1.1 million balance at April 26, 1998 represents dividends accrued on the 10 1/2% Mandatorily Redeemable Preferred Stock which was issued on November 12, 1997.

                        Changes in Results of Operations

     Changes for the First Nine Months of Fiscal 1998 compared to the First Nine Months of Fiscal 1997.

     1. Resort revenues. Resort revenues increased 68.5% from $157.8 million for the nine months ended April 27, 1997 to $265.9 million for the nine months ended April 26, 1998. The acquisition of the Steamboat and Heavenly resorts acquired on November 12, 1997, and The Canyons resort acquired in July 1997, accounted for $95.2 million of the increase. The remaining $12.9 million of the increase in revenue is principally attributable to increases in skier visits, the acquisition of new retail and food and beverage operations and increased yields per skier visit in our pre-acquisition group of resorts.

     2. Real estate revenues. Real estate revenues increased $43.6 million for the nine months ended April 26, 1998 as compared to the nine months ended April 27, 1997. The increase is attributable to completion of the Company's new quartershare condominium hotels at Killington, Mount Snow and Sunday River and closing quartershare sales at those projects.

     3. Cost of resort operations. Cost of resort operations increased 53.3% from $96.2 million to $147.5 million. The acquisition of Steamboat, Heavenly, and The Canyons resorts accounted for $42.3 million of the increase. The remaining $9.0 million of the increase is principally attributable to the increases in skier visits and business volume at our pre-acquisition resorts.

     4. Cost of real estate. Cost of real estate sold increased $29.6 million for the nine months ended April 26,1998 as compared to the nine months ended April 27, 1997. The increase is attributable principally to increased sales, as outlined above, and to non-capitalizeable costs associated with new projects under development at Killington, The Canyons, and Steamboat.

     5. Marketing, general, and administrative. Marketing, general, and administrative costs increased 53.2% from $21.6 million to $33.1 million. The inclusion of Steamboat, Heavenly, and The Canyons accounted for approximately $6.6 million of this increase. The remainder can be attributed to increased costs associated with the establishment of ASC corporate offices, the new Edge card program, direct to lift programs, and other marketing and real estate initiatives throughout our resorts.

     6. Depreciation and amortization. Depreciation and amortization increased $17.5 million for the nine months ended April 26,1998 as compared to the nine months ended April 27, 1997. The increase is principally attributable to the acquisitions of Steamboat, Heavenly, and The Canyons and the additional plant and equipment related to the summer 1997 capital improvement program.

     7. Interest expense. Interest expense increased from $18.4 million for the nine months ended April 27, 1997 to $25.0 million for the nine months ended April 26, 1998. This increase is primarily attributable to the Company's New Credit Facility, which was established contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

     8. Provision for income taxes. The provision for income taxes increased from $2.6 million for the nine months ended April 27, 1997 to $10.4 million for the nine months ended April 26, 1998. The $7.8 million increase is directly related to the results from operations for the period, which included a non-recurring $14.3 million stock compensation charge.

     9. Extraordinary loss. The extraordinary loss recorded by the Company is related to the early retirement of the Company's revolving line of credit, Junior subordinated discount notes, and acquisition indebtedness related to the acquisition of Sugarbush.

     10. Accretion of preferred stock. The accretion of discounts and dividends accrued on the mandatorily redeemable preferred stock of $4.3 million represents the accretion of the exchange feature, the amortization of the issuance costs and the accrual of dividends relating to the Series A Exchangeable Preferred Stock prior to its exchange. The activity in this component for the nine months ended April 26, 1998 also includes $1.8 million of dividends accrued on the 10 1/2% Mandatorily Redeemable Preferred Stock subsequent to its exchange from the Series A Exchangeable Preferred Stock on November 12, 1997.

                         Changes in Financial Condition

     Changes for the First Nine Months of Fiscal 1998 Compared to year-end Fiscal 1997.

     1. Cash and cash equivalents. Cash and cash equivalents increased 109.5% or $17.0 million from $15.6 million as of July 27, 1997 to $32.6 million as of April 26, 1998. The three primary reasons for the increase are (1) the seasonal operating cycle of the Company, (2) the cash balances at the acquired resorts, and (3) unexpended proceeds form the Company's initial public offering.

     2. Accounts receivable. Accounts receivable increased 409.4% or $15.6 million from $3.8 million as of July 27, 1997 to $19.4 million as of April 26, 1998. The primary reasons for the increase are (1) the seasonal operating cycle of the Company, (2) balances at the acquired resorts, and (3) increased real estate sales activity.

     3. Inventory. Inventories increased 89.0% or $6.5 million from $7.3 million as of July 27, 1997 to $13.8 million as of April 26, 1998. The $2.9 million increase is related to the acquisition of Heavenly, Steamboat, and The Canyons resorts with the balance of the increase related to newly acquired retail, food and beverage operations and to the seasonal operating cycle of the Company.

     4. Prepaid expenses. Prepaid expenses increased 37.5% or $.6 million from $1.6 million as of July 27, 1997 to $2.2 million as of April 26, 1998. This is due primarily to balances at acquired resorts and to prepaid expenses associated with the pre-sales of quartershare hotel projects at Steamboat and The Canyons.

     5. Property and equipment, net. Property and equipment, net increased 87.2% or $220.0 million from $252.3 million as of July 27, 1997 to $472.3 million as of April 26, 1998. The acquisition of the Heavenly and Steamboat ski resorts accounted for $186.0 million of the increase. The remaining increase is related to capital improvements at the existing resorts, and the acquisition of land and businesses, net of $15.0 million of depreciation.

     6. Real estate developed for sale. Real estate developed for sale increased 313.6% or $73.7 million from $23.5 million as of July 27, 1997 to $97.2 million as of April 26, 1998. The increase is from the following: (1) $40.3 million related to the construction of three quartershare hotel projects being constructed at Killington, Mount Snow, and Sunday River ski resorts, (2) $28 million related to land held for development acquired with the Steamboat ski resort, (3) $7.0 million related to land purchased at The Canyons in Utah for future development, and (4) $1.6 million related to the construction of townhouses at Sunday River.

     7. Long-term investments. Long-term investments increased 127.5% or $4.5 million from $3.5 million as of July 27, 1997 to $8.0 million as of April 26, 1998. The primary reason for the increase was the acquisition of Steamboat which included investment in a real estate development partnership.

     8. Goodwill. Goodwill increased 868.2% or $92.9 million from $10.7 million as of July 27, 1997 to $103.6 million as of April 26, 1998. The acquisition of the Heavenly and Steamboat ski resorts accounted for $77.9 million of the increase. The remaining balance of $8.4 million (net of amortization of existing goodwill) related to the Company's purchase of the minority interest in ASC East.

     9. Other assets. Other assets increased 250.0% or $16.0 million from $6.4 million as of July 27, 1997 to $22.4 million as of April 26, 1998. The primary reason for the increase is the inclusion of various intangibles related to the acquisition of the Steamboat and Heavenly ski resorts.

     10. Current portion of long-term debt. Current portion of long-term debt decreased 27.7% or $11.0 million from $39.7 as of July 27, 1997 to $28.7 million as of April 26, 1998. The primary reason for the decrease is the restructuring of the Company's revolving lines of credit and the addition of term loans that replaced a portion of the amounts previously funded by revolving lines of credit.

     11. Accounts payable and other current liabilities. Accounts payable increased 121.4% or $31.2 million from $25.7 million as of July 27, 1997 to $56.9 million as of April 26, 1998. $10.0 million of the increase is related to the acquisition of Heavenly and Steamboat ski resorts with the balance of the increase resulting from the operating cycle of the Company and construction activities related to the quartershare hotel projects.

     12. Deposits and deferred revenue. Deposits and deferred revenue increased 18.2% or $.8 million from $4.4 million as of July 27, 1997 to $5.2 million as of April 26, 1998. The increase is due to deposits taken on pre-sales of real estate at The Canyons and Steamboat.

     13. Long-term debt, excluding current portion. Long-term debt, excluding current portion increased 316.9% or $148.4 million from $46.8 million as of July 27, 1997 to $195.2 million as of April 26, 1998. The primary reasons for the increase are (1) proceeds of $114.4 million related to the New Credit Facility (net of current portion) at ASC West, (2) a $34.0 million increase in the construction loan associated with the three recently completed quartershare hotel projects, and (3) $3.5 million associated with land acquired for future development at The Canyons ski resort in Utah.

     14. Subordinated notes and debentures. Subordinated notes and debentures decreased 14.6% or $21.9 million due to the early retirement of ASC East's subordinated discount notes on December 30, 1997.

     15. Deferred income taxes. Deferred income taxes increased 20% or $5.6 million from $28.5 million as of July 27, 1997 to $36.2 million as of April 26, 1998. The reason for the increase is net income generated from July 28, 1997 to April 26, 1998.

     16. Other long-term liabilities. Other long-term liabilities decreased 19.0% or $1.5 million from $7.9 million as of July 27, 1997 to $6.4 million as of April 26, 1998. The primary reason for the decrease is the acquisition of Heavenly and Steamboat ski resorts.

     17. Mandatorily redeemable preferred stock. Mandatorily redeemable preferred stock increased 128.6% or $21.6 million from $16.8 million as of July 27, 1997 to $38.4 million as of April 26, 1998. This increase is due primarily to the conversion on November 6, 1997 of $16.6 million of 14% convertible notes issued on July 29, 1997 to 10 1/2% mandatorily redeemable preferred stock. The remaining increase represents accretion of the exchange feature, amortization of issuance costs and accrual of dividends.

     18. Additional paid-in capital. Additional paid-in capital increased 9460.7% or $264.9 million from $2.8 million as of July 27, 1997 to $267.7 million as of April 26, 1998. The increase is primarily due to (1) the Company's initial public offering closed November 6, 1997, which generated additional paid-in capital of $244.6 million, (2) purchase of the minority interest in ASC East, Inc. resulting in an increase of $8.7 million to additional paid-in capital, and (3) the Company recording a stock compensation charge of $14.3 million resulting in a $8.5 million increase to paid-in capital.

     19. Retained earnings. Retained earnings increased from $12.3 million as of July 27, 1997 to $19.7 million as of April 26, 1998. The increase is directly attributable to the net income of $7.4 million for the nine months ended April 26, 1998. The income for this period included a $14.3 million dollar non-recurring stock compensation charge and a $5.1 million extraordinary loss related to the early retirement of debt.

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

     The Company has retained approximately $15 million of offering proceeds in short-term investments which are classified as cash equivalents in the accompanying (Unaudited) Condensed Consolidated Balance Sheet.

     New Credit  Facility.  The  Company  established  the New  Credit  Facility
described   above  under  the   heading   "Liquidity   and  Capital   Resources"
contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

     10 1/2% Mandatorily Redeemable Preferred Stock. Contemporaneously with the other November 12, 1997 closings, the Company converted its $17.5 million principal amount of convertible notes and its $17.5 million face amount of convertible preferred stock at a conversion price, including accrued interest and accumulated dividends, of $36.3 million into its 10 1/2% mandatorily redeemable preferred stock.

     Consent Solicitation. Contemporaneously with the other November 12, 1997 closings, the Company closed the Consent Solicitation transaction described in its November 6, 1997 Registration Statement.

     Land Exchange. The Company consummated a land exchange with the State of Vermont on December 1, 1997. The exchange results in the Company coming into ownership of over 1,000 acres of valuable development real estate at the base of the Killington resort.

     Interest Rate Swap. On February 5, 1998 the Company entered into an interest rate swap arrangement with BankBoston that effectively lowers the interest rate on its $120 million senior subordinated notes due 2002 to 9%. The Company's principal risk on the transaction is that LIBOR decreases below 6.9% in July 2001 when another swap agreement can be entered into.

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

                                Subsequent Events

     On May 8, 1998 the Company initiated an Exchange Offer and Consent Solicitation whereby the Company offered to Exchange up to $120 million of its Senior Subordinated notes for the outstanding ASC East, Inc. 12% Senior Subordinated Notes due 2006. The Company filed a report on Form 8-K making publicly available certain portions of its Exchange Offer and Consent Solicitation relating to the Exchange Offer. The deadline for response to the Exchange Offer has been extended from June 5, 1998 to June 12, 1998.

                           Forward-Looking Statements

     Certain of the statements contained in this section of the report, including those under "Future Events" are forward-looking. While the Company believes that these statements are accurate, its business is highly seasonal and is dependent upon weather and general economic conditions and various conditions specific to its industry. Future trends and results cannot be predicted with certainty and actual results could differ materially from any forward-looking statements. In particular:

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

     On November 12, 1997, the Company issued $36.3 million principal amount of its 10 1/2% Mandatorily Redeemable Preferred Stock ("Preferred Stock"). The
Certificate of Designation for the preferred stock establishes the following limitations on the rights of the holders of Common Stock:

     1. The Preferred Stock ranks prior to Common Stock with respect to (a) payment of dividends and (b) distributions upon liquidation or dissolution of the Company; and

     2. In the event of any default upon the Preferred Stock, the number of members of the Company's Board of Directors will be increased by two, and both new directors will be elected by the holders of Preferred Stock.

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

                                                     AMERICAN SKIING COMPANY


Date: June 10, 1998                  /s/ Thomas M. Richardson
                                     Thomas M. Richardson
                                     Senior Vice President Finance Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer)

Date: June 10, 1998                 /s/ Christopher E. Howard
                                    Christopher E. Howard
                                    Chief Administrative Officer and General
                                    Counsel (Duly Authorized Officer)