Form 10-K
period 1998-07-26
AMERICAN SKIING CO /ME
filed 1998-10-27
CIK 1043432

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 26, 1998

                        Commission file number 333-33483

                             American Skiing Company
             (Exact name of registrant as specified in its charter)

                                   Maine 7990
          (State or other jurisdiction of (Primary Standard Industrial incorporation or organization) Classification Code Number)

                                   04-3373730
                                (I.R.S. Employer
                             Identification Number)

                            Sunday River Access Road
                               Bethel, Maine 04217
                                 (207) 824-8100
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of exchange on
Title of Each Class                                      which registered)
Common Stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                                      (Name of exchange on
Title of Each Class                                      which registered)
None                                                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on October 23, 1998, determined using the per share closing price thereof on the New York Stock Exchange Composite tape, was approximately $77.6 million. As of October 23, 1998, 30,285,552 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                             American Skiing Company

            Form 10-K Annual Report, for the year ended July 26, 1998

              American Skiing Company and Consolidated Subsidiaries

                                Table of Contents

                                    Part I                            Page

Item 1   Business ...............................................      1

Item 2   Properties .............................................     24

Item 3   Legal ..................................................     25

Item 4   Submission of Matters to a Vote of Security Holders ....     25

                                     Part II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters ....................................     26

Item 6   Selected Financial Data ................................     26

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................     28

Item 7A  Quantitative and Qualitative Disclosures about
         Market Risk ............................................     40

Item 8   Financial Statements and Supplementary Data.............     41

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.....................     41

                                    Part III

Item 10  Directors and Executive Officers of the Registrant......     42

Item 11  Executive Compensation..................................     45

Item 12  Security Ownership of Certain Beneficial Owners and
         Management..............................................     54

Item 13  Certain Relationships and Related Transactions..........     57

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.....................................     58

Signatures.......................................................     64

                                   (i)

                                     PART I

Item 1  Business

The Company

          The Company is the largest operator of alpine resorts in the United States. The Company owns and operates nine ski resorts, including two of the five largest resorts in the United States based on 1997-98 skier visits, with at least one resort in each major skiing market. During the 1997-98 ski season, the Company's nine resorts generated approximately 5.3 million skier visits, representing over 9.8% of total skier visits in the United States (compared with 4.9 million and 9.4%, respectively, for the 1996-97 ski season). The Company's Resorts include Sunday River and Sugarloaf in Maine; Attitash Bear Peak in New Hampshire; Killington, Mount Snow/Haystack and Sugarbush in Vermont; The Canyons, adjacent to Park City, Utah; Steamboat in Colorado; and Heavenly near Lake Tahoe, California (collectively, the "Resorts"). After giving pro forma effect to the November 1997 acquisition of Steamboat and Heavenly, the Company's revenues and earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") for its 1998 Fiscal year were $344.0 million and $73.8 million, respectively.

          The Resorts include several of the top resorts in the United States, including: (i) Steamboat, the number two overall ski resort in the United States, as ranked in the September 1997 Snow Country magazine survey, and the fourth largest ski resort in the United States with over 1.0 million skier visits in the 1997-98 ski season; (ii) Killington, the fourth largest resort in the United States with over 1.0 million skier visits in the 1997-98 ski season;
(iii) three of the four largest resorts in the Northeast (Killington, Sunday River and Mount Snow/Haystack) in the 1997-98 ski season; (iv) Heavenly, which ranked as the second largest resort in the Pacific West region for the 1997-98 season with a resort record 888,000 skier visits; and (v) Sugarloaf, the number one resort in the Northeast according to the September 1997 Snow Country magazine survey.

     In addition to operating alpine resorts, the Company develops mountainside real estate which complements the expansion of its on-mountain operations. The Company has created a unique interval ownership product, the Grand Summit Hotel, in which individuals purchase quartershare interval interests while the Company retains ownership of core hotel and commercial properties. The initial sale of quartershare units typically generates a high profit margin, and the Company derives a continuing revenue stream from operating the hotel's retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners. The Company is developing alpine resort villages at prime locations within five of its resorts designed to fit that resort's individual characteristics. The Company currently operates six Grand Summit Hotels -- two hotels at Sunday River and one hotel each at Attitash, Mount Snow, Sugarloaf and Killington. Two additional Grand Summit Hotels are under construction at The Canyons and Steamboat. The Company also operates golf courses at its resorts and conducts other off-season activities which accounted for approximately 9.5% of the Company's resort revenues for fiscal 1998.

         The Company's primary strength is its ability to improve resort operations by integrating investments in on-mountain capital improvements with the development of mountainside real estate. Since 1994, the Company has increased skier visits by 10.7% in the aggregate for the three resorts that it has owned for more than two seasons. In addition, the Company has increased its market share of skier visits in the northeastern United States from approximately 21.8% in the 1995-96 ski season to approximately 25.1% in the 1997-98 ski season (after giving pro forma effect to its acquisition of the Killington, Mount Snow/Haystack and Sugarloaf ski resorts). In the 1997-98 ski season, skier visits at The Canyons, Steamboat and Heavenly (collectively, the "Western Resorts"), each of which the Company acquired in 1997, increased by 11.3% over the prior year. Management believes that the Western Resorts provide the Company with several significant additional operating benefits, including:
(i) geographic diversity; (ii) enhanced cross-marketing of its resorts on a national basis; (iii) purchasing and other economies of scale; and (iv) implementation of the Company's operating strategies across a more diversified resort base.

         In November 1997, the Company consummated an initial public offering of its common stock, generating net proceeds to the Company of $244.3 million which were applied, together with available cash and borrowings under the Company's bank credit facilities, to fund the acquisition of Steamboat and Heavenly for an aggregate acquisition cost of approximately $294.8 million (excluding amounts allocated to the Sabal Point Golf Course, which the Company divested in February
1998).

Resorts

         Killington. Killington, located in central Vermont, is the largest ski resort in the northeast and the fifth largest in the United States, with over
1.0 million skier visits in 1997-98. Killington is a seven-mountain resort consisting of approximately 1,200 acres with 212 trails serviced by 33 lifts. The resort has a 4,241-foot summit and a 3,150-foot vertical drop. The resort's base facilities include eight full-service ski lodges, including one located at the top of Killington Peak. In December 1996, the Company acquired the Pico Mountain ski resort located adjacent to Killington and integrated the two resorts. Management believes the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of the Company's resorts with regional, national and international clientele.

         The on-mountain accommodations at Killington consist of approximately 5,100 beds, including 532 quartershare interests at the New Grand Summit Hotel. The off-mountain bed base in the greater Sherburne, Vermont area is approximately 12,000 beds. Killington also owns and operates 16 retail shops, 12 rental and repair shops, a travel and reservation agency and a cable television station. At the base of Pico Mountain, the Company owns a well-developed retail village and a health club. Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a pro shop, and a driving range.

Since its acquisition in June 1996, the Company has invested $25.6 million in capital improvements to update Killington's snowmaking, trail and lift systems, and to develop base facilities and real estate potential at the base areas. Major improvements and enhancements to the resort completed since June 1996 include (i) installation of two high-speed quad lifts, and upgrading of two additional lifts to high-speed quads, (ii) installation of one eight-passenger high-speed gondola to service the Peak Restaurant at the Killington summit and to replace the old Killington Peak double chair, (iii) construction of a new children's center and related base area improvements, and (iv)a major water and sewer system expansion.

     In December 1997, the Company completed a land exchange with the state of Vermont whereby Killington acquired 1,050 acres of undeveloped land centrally located in its principal base area. The Company's three-year capital program includes the interconnection of lift and trail systems between the Killington and Pico resorts. The interconnection of the two mountains is expected to result in a 16% increase in lift capacity and an additional 110 acres (9%) of skiable terrain.

         Sunday River. Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is one of New England's largest ski resorts with over 550,000 skier visits in 1997-98. Extending over eight interconnected mountain peaks, its facilities consist of approximately 654 acres of skiable terrain and 126 trails serviced by 18 lifts. The resort has a 3,140-foot summit and a 2,340-foot vertical drop. The Company believes Sunday River has one of the most modern lift systems in the Northeast. Sunday River has four base lodges, one of which is located at the top of North Peak.

          The on-mountain accommodations at Sunday River consist of approximately 5,850 beds including 726 condominium units, 648 quartershare units at the Grand Summit Resort Hotel and 580 quartershare units at the new Jordan Grand Resort Hotel. The off-mountain bed base in greater Bethel, Maine totals approximately 2,000 beds. The resort owns and operates five ski shops, seven full-service restaurants, four cafeteria-style restaurants and six bars.

          Since 1981, the Company has continually invested in capital improvements at Sunday River to expand and improve its on-mountain facilities and in real estate development. Sunday River's 1998 capital program included:
(i) installation of a new high-speed quad lift on Barker Mountain which replaces an earlier lift, (ii) installation of 150 new tower snow guns to enhance snowmaking, (iii) five new grooming vehicles, (iv) a new welcome center for condo check-ins and ticket sales, and a new learn to ski/ride discovery center, and (v) significant upgrades of facilities. A Robert Trent Jones, Jr. championship golf course is currently under construction for a planned 2001 opening. Management believes that Sunday River has significant growth potential with over 325 acres of land at the base of the new Jordan Bowl area which are planned for development of extensive retail base facilities adjacent to the new Jordan Grand Resort Hotel. Additionally, there are over 4,000 acres of undeveloped land owned by the Company and 3,000 acres for which the Company holds purchase options that are suitable for development as skiable terrain.

          Mount Snow/Haystack. Mount Snow, located in Brattleboro, Vermont, is the second largest ski resort in the Northeast with over 600,000 skier visits in 1997-98. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. The resort consists of two mountains (Mount Snow and Haystack) separated by approximately three miles, which have been combined under single management. Its facilities consist of 134 trails and approximately 762 acres of skiable terrain serviced by 25 lifts. The resort has a 3,580-foot summit, a 1,700-foot vertical drop, five full-service base lodges.

     Mount Snow's on-mountain bed base currently consists of 1,960 beds, including 544 units at the resort's new Grand Summit Hotel. The off-mountain bed base in the greater Dover, Vermont area has approximately 7,300 beds. The resort owns and operates eight retail shops, four rental and repair shops, a pro shop, a country club and a nightclub. Mount Snow also headquarters the Company-owned "Original Golf School," and operates an 18-hole golf course, eight golf schools throughout the East Coast, a mountain bike school, a 92-room hotel and a low-voltage local television station. Since its acquisition in June 1996, the Company has invested approximately $15.0 million in capital improvements to the resort, including the installation of two high-speed quad chairlifts.

     The Company is expanding Mount Snow's lodges to provide additional space for guest services, food and beverage services, retail sales, and a children's center. During the Summer of 1998, a 20,000 square foot "Discovery Center" was constructed to service new skiers and snowboarders. In addition, the Company opened a new restaurant and added over 10,000 square feet of retail space in the Grand Summit Hotel.

     Sugarloaf. Sugarloaf is located in Carrabassett Valley, Maine and was ranked as the number one overall ski resort in the East by the September 1997 Snow Country magazine survey. Sugarloaf is a single mountain with approximately 1,400 acres of terrain and 110 trails covering approximately 530 acres, of which 490 acres have snowmaking coverage serviced by 14 lifts including a new high-speed quad chair to service lower mountain terrain and an additional fixed-grip  quad chair  accessing the snowfields.  There are  approximately  870 additional acres of off-trail skiable terrain. The mountain has a 4,237-foot summit and a 2,820-foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the Northeast, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain, including its snowfields, which represent the only lift-serviced above-treeline skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania and Canada.

          Sugarloaf operates a year-round conference center, a cross-country ski facility and an 18-hole championship golf course designed by Robert Trent Jones, Jr., which is rated by both Golf Digest and Golf magazines as one of the top 25 resort courses in the United States. Sugarloaf's slope-side ski village consists of its base lodge, two hotels, banquet facilities for up to 800 people, retail stores, a rental and repair shop, a sports and fitness club, 870 condominium units and vacation homes, restaurants and an extensive recreational path network.

          Sugarbush. Sugarbush, located in Vermont's Mad River Valley, features the three highest mountain peaks of any single resort in the East. Extending over six mountain peaks, its facilities consist of 432 acres of skiable terrain and 112 trails serviced by 18 lifts. The resort has a 4,135-foot summit and a 2,650-foot vertical drop. The mountains are serviced by three base lodges and two summit lodges.

         The on-mountain accommodations at Sugarbush consist of approximately 2,200 beds. The off-mountain bed base within the Mad River Valley totals approximately 6,600 beds. The resort operates three ski shops, three full-service restaurants and four cafeteria-style restaurants. The Company also owns and operates the 46-unit Sugarbush Inn, manages approximately 200 condominium units, and owns and operates a championship golf course as well as a sports center and a conference center.

         Since the acquisition of Sugarbush by the Company in October 1995, the Company has invested $23.7 million in capital improvements to expand and improve its on-mountain facilities. The most recently completed improvements include four high-speed quad chairlifts, a 44% increase in snowmaking capacity, the creation of new glade skiing terrain, and numerous base area improvements.

     Attitash Bear Peak. Attitash Bear Peak, located in the Mt. Washington Valley, New Hampshire, is one of New Hampshire's largest ski resorts. Covering two mountain peaks, its facilities consist of 273 acres of skiable terrain and 60 trails serviced by 12 lifts. The resort has a 2,350-foot summit and a 1,750-foot vertical drop. The resort benefits from its location in the heart of New Hampshire ski country and its proximity to the Town of North Conway and the Mt. Washington Valley tourist area, and is widely recognized as a family-oriented resort.

          The on-mountain accommodations of Attitash Bear Peak consist of approximately 2,000 beds. In 1997 the Grand Summit Hotel at Attitash was completed. It consists of 143 rooms, 2 restaurants, a lounge, a health club, outdoor heated year round pool and 9 conference rooms including a 5,600 square foot Ballroom. The off-mountain bed base in the Mt. Washington Valley area totals approximately 16,000 beds. The resort operates three base lodges, four ski shops, two full-service restaurants, three cafeteria-style restaurants and two bars.

          Since its acquisition in July 1994, the Company has invested approximately $12.4 million in resort-related capital improvements at Attitash Bear Peak. The summer of 1998 capital program included the installation of a high-speed quad lift on Attitash Mountain and the Attitash Adventure Center, a 20,000 square foot base building housing the Discovery Center for beginning skiers and riders, enhanced space for all children's programs, adaptive programs and snowboarders. The resort's three year capital improvement program includes a championship golf course, an additional lift upgrades and further additions to the summer operations.

         The Canyons. When acquired in July, 1997, The Canyons, located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, was primarily an undeveloped ski resort with significant potential for future operational and real estate development. In its first season of operation under the Company's management, the resort generated over 167,000 skier visits. Currently, the resort has approximately 2,700 acres of skiable terrain with an elevation of 9,990 feet and a 3,200-foot vertical drop. The area has two new base lodges and two additional on-mountain restaurants.

     Since its acquisition in July, 1997, the Company has invested approximately $32 million to develop and construct: (i) an eight passenger high-speed gondola,
(ii) seven new quad lifts (including five high-speed quads), (iii) an increase in skiable terrain to approximately 2,700 acres at the resort, and (iv) two on-mountain lodges. The resort's new Red Pine lodge will serve as the cornerstone of the Company's planned High Mountain Meadows real estate development located on a plateau at an elevation of 8,000 feet.

          Management believes the resort has significant growth potential due to its proximity to Salt Lake City, its undeveloped skiable terrain and its real estate development opportunities. The resort is located approximately 25 miles from Salt Lake City and is accessed by a major state highway. The Utah Winter Sports Park, which is located immediately adjacent to the resort, is scheduled to serve as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games.

          Management believes the 2002 Olympic Games will provide international exposure for the resort. The five-year capital plan currently calls for
substantial   development   of  the  resort,   involving   anticipated   capital
expenditures of approximately $30 million, to be completed prior to the 2002 Olympic Games. Management believes that when The Canyons is fully developed, the resort could encompass over 7,200 acres consisting of 14 mountain peaks with a maximum elevation of 10,000 feet, a vertical drop of approximately 3,200 feet, 20 high-speed quad ski lifts and an eight-passenger high-speed gondola. In addition to the $32 million of capital improvements at The Canyons over the past 15 months, the Company estimates that it will need approximately $30 million for on-mountain capital improvements and approximately $150 million for real estate development in order to fulfill its five-year development plan for The Canyons.

          Steamboat. Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado. The area consists of 2,694 acres of land under a Special Use Permit issued by the USFS and 245 acres of private land owned by Steamboat located at the base of the ski area. The 1998-99 trail network consists of 140 trails covering 2,939 permit access that is serviced by 22 ski lifts. Steamboat receives a high level of natural dry snow, averaging 330 inches annually the past 10 ski seasons. Steamboat has recorded more than 1 million visits each of the past nine seasons.

          Restaurant facilities are currently located in the base area and at three other points throughout the resort (Thunderhead, Four Points Hut, and Rendezvous Saddle). On the ski area, the Company operates food and beverage outlets at ten restaurants, bars and outdoor serving facilities with total indoor seating capacity of approximately 1,944 and outdoor seating capacity of
790. These facilities are complemented by a number of independently operated bars and restaurants in the base area and in downtown Steamboat Springs and are considered adequate to meet current skier needs. As further Pioneer Ridge expansion occurs, an additional on-mountain restaurant may be constructed at Cyclone Flats.

          During the summer of 1998, Steamboat built the new Pony Express quad detachable chairlift in Pioneer Ridge. The snowmaking system was also extended this year to reach the very top of the mountain. This expansion allows top-to-bottom coverage to insure quality snow from the top of the mountain to the ski area base, and will improve some of Steamboat's most popular trails.

          Heavenly. Located on the south shore of Lake Tahoe in the states of Nevada and California, Heavenly consists of two peaks with a maximum elevation of approximately 10,000 feet, a 3,500 foot vertical drop with approximately 4,800 acres of skiable terrain and 82 trails serviced by 27 lifts. Heavenly is the second largest resort in the Pacific West Region with over 880,000 skier visits for the 1997-98 ski season. Snowmaking covers over 268 acres of skiable terrain, representing approximately 43% of the trails. Access to the resort is primarily through the Reno/Tahoe International Airport and by automobile via Route 50 from San Francisco and Sacramento, California. There are three base lodges and four on-mountain lodge restaurants. There are no ski-in, ski-out residential units or tourist accommodation units at the ski resort; however, there is a well-developed 11,000-bed base in the greater South Lake Tahoe area.

          Heavenly's master plan was approved in 1996 and is being implemented by the Company. The plan calls for the improvement and expansion of winter and summer uses and support facilities at the resort. A primary objective of the master plan is to refocus the primary entrance to the ski resort from the three existing base areas (California, Stagecoach and Boulder) to the commercial core of South Lake Tahoe utilizing a new high-capacity gondola. The gondola has been designed for year round sightseeing, while the top station will provide direct ski access to both the Nevada and California sides via three new lifts. Additional snowmaking coverage is contemplated which will increase existing coverage from approximately 268 acres to approximately 500 acres. The master plan provides for the construction of base facilities and new restaurants at Sky Meadows, East Peak Lake and California base. The Company's summer 1998 capital program included $7.8 million in proposed improvements at Heavenly including two four-passenger high-speed chairlifts known as "Gunbarrel Express" and "Stagecoach Express" and a fixed-grip three passenger chairlift known as the "Perfect Ride" are currently under construction, and are scheduled to open for the beginning of the 1998-99 ski season.

Alpine Resort Industry

         There are approximately 750 ski areas in North America. In the United States, approximately 521 ski areas generated approximately 54 million skier visits during the 1997-98 ski season. Since 1985, the ski resort industry has undergone a period of consolidation and attrition resulting in a significant decline in the total number of ski areas in North America. The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 521 in 1998, although the number of skier visits has remained relatively flat. Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented. The Company believes that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is likely as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital. In addition, the ski resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.

         The following chart shows a comparison of the industry-wide skier visits compared to the Company's skier visits in the U.S. regional ski markets during the 1997-98 ski season:
 .........

  Geographic Region          1997-98        Percentage of Total     Skier Visits at       Company Market       Company Resorts
                           Total Skier          Skier Visits        Company Resorts            Share
                           Visits (in                                (in millions)
                            millions)
  -----------------        ---------        ------------------     ---------------       --------------      ------------------
Northeast                     12.7                 23.5%                  3.2                  25.2%         Killington,
                                                                                                             Sugarbush, Mount
                                                                                                             Snow/Haystack,
                                                                                                             Attitash/Bear Peak,
                                                                                                             Sunday River,
                                                                                                             Sugarloaf USA
Southeast                      4.3                  7.9%                  ---                   ---
Midwest                        6.7                 12.4%                  ---                   ---
Rocky Mountain                19.2                 35.5%                  1.2                  6.3%          The Canyons,
                                                                                                             Steamboat
Pacific West                  11.2                 20.7%                  0.9                  8.0%          Heavenly
---------------------- -------------------- --------------------- --------------------- -------------------- ---------------------
U.S. Overall                  54.1                 100.0%                 5.3                  9.8%

--------------------
(*) Source:  Kottke National End of Season Survey 1997/98 Final Report

         United States ski resorts range from small operations which cater primarily to day skiers from nearby population centers to larger resorts which attract both day skiers and destination resort guests. Management believes that day skiers focus primarily on the quality of the skier experience and travel time, while destination travelers are attracted to the number and type of amenities available and activities offered, as well as the perceived overall quality of the vacation experience. Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and other retail items over a multiple-day period.

     Since 1985, the total number of skier visits has been relatively flat. However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased from approximately 6.4 million in the 1994-95 ski season to approximately 11.2 million in the 1997-98 ski season, a compound annual growth rate of approximately 20.6%. Management believes that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for the Company.

     The Company believes that it is well-positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United States, including: (i) the 66.7 million members of the "baby boom" generation that are now approaching the 40 to 59 year age group where discretionary income, personal wealth and pursuit of leisure activities are maximized (this group is estimated to grow by 16.7% over the next 23 years);
(ii) the "echo boom" generation (children of baby boomers) is emerging as a significant economic force as they begin to enter the prime entry age for skiing, snowboarding and other "on-snow" sports; (iii) advances in ski equipment technology such as development of parabolic skis which facilitate learning and make the sport easier to enjoy; (iv) the continued growth of snowboarding as a significant and enduring segment of the industry, which is increasing youth participation in alpine sports; and (v) a greater focus on leisure and fitness. There can be no assurance, however, that such trends and developments will continue to have a favorable impact on the ski industry.

Operating Strategy

         The Company believes that the following key operating strategies will allow it to increase revenues and profitability by capitalizing on its position as a leading mountain resort operator and real estate developer.

Capitalize on a Multi-Resort Network

          The Company's network of resorts provides both geographic diversity and significant operating benefits. The Company believes its geographic diversity: (i) reduces the risks associated with unfavorable weather conditions,
(ii)  insulates the Company from economic  slowdowns in any  particular  region,
(iii) increases the accessibility and visibility of the Company's network of resorts to the overall North American skier population and (iv) enables the Company to offer a wide range of mountain vacation alternatives.

          The Company believes that its ownership of multiple resorts also provides the opportunity to (i) create the industry's largest cross-marketing program, (ii) achieve efficiencies and economies of scale in purchasing goods and services, (iii) strengthen the distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking and incentive packages, (iv) establish performance benchmarks for operations across all of the company's resorts, (v) utilize specialized individuals and cross-resort teams at the corporate level as resources for the entire Company, and (vi) develop and implement consumer statistical and usage information and technology systems for application across all of the Company's resorts.

Increase Revenues Per Skier

          The Company seeks to increase revenues per skier by managing ticket yields and expanding revenue sources at each resort. Management seeks to increase non-lift ticket revenue sources by increasing point-of-sale locations and sales volume through retail stores, food and beverage services, equipment rentals, skier development, lodging and property management. In addition, management believes that aggressive cross-selling of products and programs (such as the Company's frequent skier and multi-resort programs) to resort guests increases Resort revenues and profitability. The Company believes it can increase ticket yields by managing ticket discounts, closely aligning ticket programs to specific customer market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages which include tickets with lodging and other services available at its resorts. During the 1997-98 ski season, the Company increased its average yield per skier visit by approximately 2.2% as compared to the 1996-97 ski season. Season pass revenue for the 1997-98 ski season at the Resorts increased by 11.0% as compared to the 1996-97 ski season. In addition to its on-mountain activities, the Company has expanded its retail operations by establishing retail stores in strategic high traffic and recognized retail districts such as Freeport, Maine, North Conway, New Hampshire, and South Lake Tahoe, California, thereby strengthening the name and image of the Company and its resorts.

Innovative Marketing Programs

          The Company's marketing programs are designed to: (i) establish a nationally recognized high-quality name and image, while promoting the unique characteristics of its individual resorts, (ii) capitalize on cross-selling opportunities, and (iii) enhance customer loyalty. The Company engages in joint marketing programs with nationally recognized commercial partners such as Marriott, Mobil, Budweiser, Pepsi/Mountain Dew, Saab, Motorola, Vermont Pure, Very Fine, Kodak, Swatch, Airwalk, FILA, Burton and Rossignol. Management believes these joint marketing programs create a high-quality image and a strong market presence on a regional and national basis. In addition, the Company utilizes loyalty based incentive programs such as the Edge Card, a private label frequent skier program in which participants receive credits towards lift tickets and other products.

     The Company utilizes a variety of marketing media including direct mail, television and the Internet. Television marketing efforts include targeted commercials and programming such as the MTV Winter Lodge, which is hosted by MTV and targets teens and young adults. Internet marketing efforts include a Company sponsored web site at www.peaks.com featuring photographs and detailed information about the Company's resorts and current skiing conditions. The Company's aggregate marketing budget for fiscal 1998 was approximately $28 million, including the value of contributions from strategic commercial marketing partners.

High Impact Capital Improvements

          The Company attracts skiers to its resorts by creating a superior skiing and riding experience through high impact capital investments in on-mountain facilities. The Company focuses its investments on increasing lift capacity, expanding skiable terrain and snowmaking coverage, and developing other exciting alpine attractions. For example, during the last two years the Company has: (i) expanded glade skiing terrain at most resorts, (ii) expanded skiable terrain at The Canyons to 2,700 acres making it one of Utah's largest resorts, and (iii) installed heated eight-passenger high-speed gondolas at Killington and The Canyons. Since 1994, when the Company began implementing its acquisition strategy, the Company has significantly increased lift capacity, skiable terrain and snowmaking coverage at its resorts.

Growth through Acquisitions

     Since fiscal 1994, the Company has achieved substantial growth in its business through acquisitions. The Company intends to consider future acquisitions of large well-established destination resorts as well as smaller "feeder" resorts. The Company focuses on acquiring larger resorts where it believes it can improve profitability by implementing the Company's integrated real estate development and on-mountain capital improvement strategy. The Company also believes that by acquiring smaller regional resorts which have a strong local following it can capitalize on a broader customer base to cross-market its major destination resorts. The acquisition of less developed resorts may also offer opportunities for expansion.

Integration of Investments in Resort Infrastructure and Real Estate

     The Company develops mountainside real estate that complements its investments in ski operations to enhance the overall attractiveness of its resorts as vacation destinations. Management believes that this integrated approach results in growth in overall skier visits, including multi-day visits, while generating significant revenues from real estate sales and lodging. Investment typically begins with on-mountain capital improvements such as the creation of new lifts, trails, expanded snowmaking capability, additional restaurants and improved ski schools. As resort attendance increases, the Company develops mountainside real estate to provide accommodations for the increased number of resort guests. The Company carefully manages the type and timing of real estate development to achieve capital appreciation and high occupancy of accommodations. The Company's integrated investment strategy was developed and refined at its Sunday River resort, where it has sold over 1,600 units of residential real estate since 1983. During the same period, annual skier visits at Sunday River increased from approximately 50,000 to over 550,000, representing an approximate 18% compound annual growth rate.

Mountainside Real Estate Development

          The Company's real estate development strategy is designed to capitalize on the 7,000 acres of developable land it controls at or near its resorts and its 15 years of experience in real estate development. The Company owns or has rights to land providing the capacity to develop over 30,000 residential units. The Company's resort real estate development strategy is comprised of three distinct, but related, components: (i) Grand Summit quartershare hotels, (ii) alpine resort village development and (iii) discrete resort-specific projects. Residential units in Grand Summit Hotels are sold in quartershare interval interests that allow each of four quartershare unit owners to use the unit for 13 weeks divided evenly over the year. In addition to its Grand Summit Hotels, the Company is developing alpine resort villages at five of its largest resorts. Each village consists of carefully planned communities integrated with condominiums, luxury townhouses, single family luxury dwellings or lots and commercial properties. The Company established a strategic partnership with Marriott Ownership Resorts, Inc. which will bring 200 unit timeshare resort villas to the center of each resort village. Each of the Company's resorts also has the potential for additional real estate development involving discrete projects tailored to the characteristics of the particular resort.

Expand Golf and Convention Business

     The Company is one of the largest owners and operators of resort golf courses in New England and seeks to capitalize on this status to increase off-season revenues. Sugarloaf, Killington, Mount Snow/Haystack and Sugarbush all operate championship resort golf courses. The Sugarloaf course, designed by Robert Trent Jones, Jr., is rated as one of the top 25 upscale courses in the country according to the May 1996 Golf Digest magazine survey and one of the top 25 public courses in the country according to the May 1996 Golf magazine survey. In addition, a championship course designed by Robert Trent Jones, Jr. is currently under construction at Sunday River. The Company also operates eight golf schools at locations along the East Coast from Florida to Maine. The Company's golf program and other recreational activities draw off-season visitors to the Company's resorts and support the Company's growing off-season convention business, as well as its real estate development operations.

Resort Operations

     The Company's resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. Lift ticket sales represent the single largest source of resort revenues and represented approximately 48% of total resort operations revenue for fiscal 1998, after giving pro forma effect for the November 1997 acquisition of Heavenly and Steamboat Resorts.

     The following chart reflects the Company's sources of resort revenues across certain revenue categories as well as the percentage of resort revenues constituted by each category for the fiscal year ended July 26, 1998, on a pro forma basis.

                                                                                                                      ....
                                               Fiscal Year Ended July 26, 1998
                                                     Pro Forma
Revenue Category                                  Resort Revenues      Percentage of
                                                    (in millions)     Resort Revenues

Lift Tickets  ....................................     $136.1              48.2%
Food and Beverage .................................      35.7              12.7%
Retail Sales ......................................      39.6              14.0%
Lodging and property management....................      29.7              10.5%
Skier development .................................      22.3               7.9%
Golf, other summer activities and miscellaneous ...      18.8               6.7%
---------------------------------------------------     -----              -----
Total Resort Revenues .............................    $282.2             100.0%

     Lift Ticket Sales. The Company manages its lift ticket programs and products so as to increase the Company's ticket yields. Lift tickets are sold to customers in packages including accommodations in order to maximize occupancy. In order to maximize skier visits during non-peak periods and to attract specific market segments, the Company offers a wide variety of incentive-based lift ticket programs. The Company manages its ticket yields during peak periods so as to maximize aggregate lift ticket revenues.

     Food and Beverage. Food and beverage sales provide significant revenues for the Company. The Company owns and operates the food and beverage facilities at its resorts, with the exception of the Sugarloaf resort, which is under a long-term concession contract that pre-existed the Company's ownership. The Company's food and beverage strategy is to provide a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets. The Company's control of its on-mountain and base area food and beverage facilities allows it to capture a larger proportion of guest spending as well as to ensure product and service quality. The Company currently owns and operates over 40 different food and beverage outlets.

     Retail Sales. Retail revenue aids in stabilizing the Company's daily and weekly cash flows, as the Company's retail shops tend to have the strongest sales on poor weather days. Across all of its resorts, the Company owns over 80 retail and ski rental shops. The large number of retail locations operated by the Company allows it to improve margins through large quantity purchase agreements and sponsorship relationships. On-mountain shops sell ski accessories such as goggles, sunglasses, hats, gloves, skis, snowboards, boots and larger soft goods such as jackets and snowsuits. In addition, all locations offer the Company's own logo-wear which generally provides higher profit margins than other retail products. In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel. In addition, in 1997, the Company expanded its retail operations, by expanding and opening new off-site retail facilities in high traffic areas, such as stores on the Killington Access Road, in downtown South Lake Tahoe, and in the Freeport, Maine and North Conway, New Hampshire retail districts.

     Lodging and Property Management. The Company's lodging and property management departments manage its own properties as well as properties owned by third parties. Currently, the Company's lodging departments manage approximately 1,750 lodging units at the Company's Resorts. The lodging departments perform a full complement of guest services including reservations, property management, housekeeping and brokerage operations. Most resorts have a welcome center to which newly arriving guests are directed. The center allocates accommodations and provides guests with information on all of the resort's activities and services. The Company's property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions.

     Skier Development. The Company has been an industry leader in the development of learn to ski programs. Its Guaranteed Learn to Ski Program was one of the first skier development programs to guaranty that a customer would learn to ski in one day. The success of this program led to the development of "Perfect Turn," which management believes was the first combined skier development and marketing program in the ski industry. Perfect Turn ski professionals receive specialized training in coaching, communication, skiing and both selling related products and cross selling other resort goods and services. Perfect Turn is currently licensed to five resorts in the United States and Canada. The Company operates a hard goods marketing program at each of its resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn. For the 1998-99 season the Company has embarked upon a new skier development program that will focus on the marketing and sales of the entire mountain resort experience, rather than simply traditional learn-to-ski concepts.

Marketing Programs

     The Company's marketing programs are designed to: (i) increase the skier and rider market, (ii) build the individual images of the Company's resorts,
(iii) retain customers within the Company's system of resorts through loyalty programs, (iv) utilize marketing partners to leverage marketing efforts, and
(v) develop new programs in both summer and winter to attract new guests.

          Increase the skier and rider market: The company has developed a new and proprietary skier development system. It combines the unique learning method of Perfect Turn with graduated length skis, a new sales process and specially designed discovery centers for first time skiers and riders. Management believes this new system will significantly increase the retention rate of first time skiers and riders. In addition to this new system the Company is implementing a major public relations campaign with Jonny Moseley, 1998 Olympic Gold Medalist in Freestyle Mogul Skiing, as the official spokesperson of the Company designed to increase participation in the sport.

          Build the individual images of the Company's resorts: The Company's resorts attract different and distinct market segments. Marketing emphasis is on building a close relationship with the Company's guests. Management believes that by establishing a clear, concise and compelling position for each resort, customer loyalty will be increased.

     Retain customers within our system of resorts through loyalty programs: The Company has developed several loyalty programs to retain customers within the Company's system: (i) Magnificent 7 which allows frequent skiers to purchase 7 or more days of skiing at a special price, (ii) season passes which are targeted to the very frequent skiers, (iii) The Edge(R) frequent skier card targeted to less frequent skiers that can earn points towards future lift ticket purchases,
(iv) the direct to lift Edge card which allows guests to earn frequent skier points and bypass ticket windows, and (v) The First USA Edge Visa(R) card with a special bonus points program based on charge volume that enables guests to earn credits to be used at our resorts.

     Utilize marketing partners to leverage our marketing efforts: The Company, because of the demographics of its customers and its high profile image, is a very attractive asset to major marketers. The company has entered into promotional agreements that include television, radio and special events programs with many major corporations including Marriott, Mobil, Budweiser, Pepsi/Mountain Dew, SAAB, Motorola, Vermont Pure, Very Fine, Burton, Rossignol, Kodak, Swatch, and Airwalk.

          Develop  new  programs  both  summer and winter to attract new guests:
Winter activities at Company resorts have been have greatly expanded with the addition of new Fun Centers. These Fun Centers include ice skating, snowmobiling, snow tubing, snowshoeing, luging, snowcat rides, arcades and other indoor and outdoor activities. As part of an ongoing effort to expand summer revenues, the Company has created Grand Summer Vacations which package the many summer activities available at Company resorts including waterslides, canoeing, mountain biking, climbing walls, chairlift rides, golf, tennis, hay rides, alpine slides, BMX parks, and swimming.

Real Estate Development

     General. The Company has been developing alpine resort real estate for over fifteen years as part of its integrated resort and real estate investment strategy. Since 1983, the Company has sold over 1,600 units of residential real estate at Sunday River (including condominiums, townhouses and quartershare interval ownership interests). The three components of the Company's real estate development strategy are (i) the Grand Summit quartershare hotel concept, (ii) development of alpine resort villages, and (iii) resort-specific discrete projects. The Company believes it has a significant real estate development pipeline over the next 10 to 15 years.

          The Company's real estate development program achieved national prominence in fiscal 1998. This program generated over $105 million in pre-sales in fiscal 1998, compared with $10.4 million in fiscal 1996 and $38.7 million in fiscal 1997. The Company opened three 200-room Grand Summit Hotels at New England resorts and commenced construction of three new hotels at Western Resorts on the strength of very high pre-sales.

          The Company's strategy for real estate development calls for the completion of at least 12 projects over the next 36 months. Four of these projects are the new Grand Summit Hotels in New England, where the Company is in the process of selling out the remaining inventory. More than 50% of the inventory in those hotels is currently sold.

     The next component of the real estate development plan is completion of three hotels currently under construction at The Canyons in Utah and Steamboat in Colorado. The Grand Summit Hotel at The Canyons is a 358-room full-service hotel that has generated more than $40 million in pre-sales since marketing began in late January 1998. The Grand Summit Hotel at Steamboat is a 325-room facility that has generated over $26 million in presales since marketing began in early February 1998. The final western hotel under construction is the Company's prototype condominium hotel at The Canyons called Sundial Lodge. In July 1998, the Company pre-sold 100% of this 150-unit facility in only ten hours, generating $42.5 million in sales contracts.

          The remaining five projects include a Grand Summit Hotel at Heavenly, located in the Park Avenue Redevelopment District in downtown South Lake Tahoe, and condominium hotels based upon the Company's Sundial Lodge prototype to be constructed at The Canyons, Heavenly, Steamboat and Sunday River. Any one or more projects from the Company's existing pipeline could be substituted for any of these five projects, as market conditions and strategy dictate.

          These 12 projects will make up the first phase of Management's comprehensive development strategy, which envisions the full development of five alpine resort villages, including one each at Sunday River, Killington, Steamboat, The Canyons and Heavenly. Pricing strategy within each of these villages is carefully orchestrated to build pricing momentum as development progresses. A key measure for this development program is revenue per unit sold, which is expected to increase as the villages gain critical mass. Each resort village reflects the Company's carefully crafted plaza design concept, which creates an energy center at the heart of each resort village.

          In July 1998, the Company established a joint venture agreement with Marriott Vacation Club International to bring a 200-unit timeshare luxury villa to the center of each resort village. This unique partnership provides the Company with access to Marriott's distribution capabilities, as well as increases the profile of the resort villages. The combination of the Company's alpine resort locations and Marriott's recognized brand name expands the Company's position in the timeshare industry and is expected to provide a more visible presence nationwide.

             Development
             Commencement                                                                                                Reserved
               Dates                 Under                        Sales        Future                    Under          or future
Resort       (fiscal year)  Sold  Development (1)  Pre-Sold(2)  Inventory(3) Development(4) Completed  Development(1) Development(4)
------        ------------- ----  ---------------  -----------  -----------  -------------- ---------- -------------  -------------
                                             Residential Units                                 Commercial Space (square ft.)
              ----------------------------------------------------------------------------- ---------------------------------------
Sunday River     1982        1,625      378            51            284         4,894        248,405      --            207,995
Sugarbush        1996         --        352            --             --         2,150          1,800      40,419         22,581
Attitash
  Bear Peak      1996          159      460             5            256           219         40,800      --             60,000
Killington       1997          276      --             59            189        11,282         61,614      --            343,086
Mt. Snow         1997          176      --             70            294         2,308         54,785      --            160,015
The Canyons      1997         --        982           400             --         5,992         14,900     106,383        299,717
Sugarloaf        1998         --        358            --             81         1,820           --         8,426        120,000
Steamboat        1998         --        928           276             --         3,005           --        62,950        170,350
Heavenly         1998         --        760            --             --            30           --        23,315         99,287
                             -----     ----           ----          -----       ------        -------     -------      ---------
Total                        2,236     4,218          861           1,104       31,700

(1) Includes all units or commercial space currently under construction or in the permitting process.

(2) Pre-Sold is defined as units secured with either binding purchase and sales agreements or non-binding reservation agreements.

(3)       Sales Inventory is defined as constructed units remaining unsold.

(4) Based on,among other things, the Company's capital and development plan for the next 10 to 15 years, the Company's estimates for projected demand of units and the availability of developable acreage. There can be no assurance, however, that the Company will undertake, or have adequate financing to complete, such development, or that the Company will receive all necessary permits and regulatory approvals.

          Grand Summit Hotels. The Company operates six Grand Summit Hotels and has four additional hotels under development. The Grand Summit Hotel is a unique interval ownership product which is based on the Company's successful Summit Hotel at its Sunday River resort. Each hotel is a condominium consisting of both residential and commercial units and includes: a multi-level atrium lobby, two or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool and other recreational amenities. The commercial space is retained by the Company and used to operate the core hotel business, while the residential units are sold in quartershare interests. Each quartershare consists of a 13-week ownership interest spread evenly across the year. At the Company's Sunday River Hotel, owners utilize the unit for an average of approximately three weeks out of a possible 13 weeks. Weeks that are not used by an owner are typically dedicated to the Company's optional rental program for rental to a third party on terms allowing the Company to retain up to 50% of gross rental revenue. Consequently, the Company benefits from revenue generated by: (i) the sale of units, (ii) the recurring revenues from lodging rental revenue and (iii) other hotel and commercial operations.

          Quartershare owners participate in Resort Condominium International ("RCI"), the world's largest vacation interval exchange program. The Company also operates an internal exchange program within its expanding Grand Summit Hotel network. The Company expects that the opportunity to exchange intervals at any of its resorts nationwide will enhance its loyalty programs, cross-marketing of resorts and unit sales opportunities. Alpine Village Development Participation in the RCI program allows the Company's quartershare owners to exchange their occupancy right for an occupancy right in one of approximately 3,000 participating resorts worldwide.

     The Company has begun construction of four of its five resort villages at The Canyons, Killington, Sunday River's Jordan Bowl, Steamboat and Heavenly. Each village will be characterized by its proximity to resort facilities, ski in/ski out access, dramatic landscape and resort specific design and architecture.

          The Canyons. Two distinct areas at The Canyons are in the permitting process for resort village development. One area consists of approximately 350 acres in the base area, 150 acres of which are controlled by the Company. The second area is the Company's High Mountain Meadows development consisting of approximately 120 acres located on a mid-mountain plateau at an elevation of over 8,000 feet. Each of the base area and the mid-mountain plateau area are under long-term leases that provide an option to purchase fee title to parcels within that area. The base area development is currently in the master planning process with county authorities and now has fully vested rights for significant portions of the contemplated development. The base village will be a mix of residential and commercial space arranged in six neighborhoods designed to create an integrated base area community, anchored by a Grand Summit Hotel. The master plan provides for the integrated development of 150 acres of Company-controlled property, as well as approximately 200 acres of surrounding property owned by unrelated third parties.

          The High Mountain Meadows development presents an opportunity to develop a mid-mountain base area surrounded by six of the resort's 14 mountain peaks and will be accessed by a four-mile scenic drive and an eight-passenger, high-speed heated gondola. The village will serve as the base for skiing the surrounding mountains, creating access to an additional 2,000 vertical feet of skiable terrain. The primary lodge servicing this area, the Red Pine Lodge, is located within the at the mid-mountain development and commenced operations in the 1997-98 ski season.

     The Company commenced construction of the base village during the summer of 1998, with a Grand Summit Hotel and a 150-unit prototype condominium hotel. The village will consist of approximately two million square feet of compact, high-density residential and commercial development. The development will be principally a pedestrian village characterized by resort lodging, luxury condominiums and ranches and mountain recreation properties. The zoning for the base area and High Mountain Meadows development is being revised pursuant to replanning provisions of the county's general plan. The proposed revision to the zoning would permit extensive development in each area. Adequate sewer and water capacity are available in close proximity to the resort; however, such capacity must be purchased from third party vendors and the Company must construct the necessary infrastructure for transport to both developments.

          Killington Base Area. In December 1997, the Company consummated a land exchange with the State of Vermont exchanging approximately 3,000 acres of essential wildlife habitat owned by the Company for approximately 1,050 acres of undeveloped land centrally located in the base area. As part of the Company's proposed development plan for Killington, this parcel will be combined with an existing 400-acre planned unit development adjacent to Killington's golf facilities and the resort's primary base area.

     The Company has retained IBI, an internationally recognized resort and mountain-planning firm, to assist in the master planning of the village. The
400-acre planned unit development is specifically zoned for commercial development. The village will integrate four "neighborhoods" into a planned community containing a variety of real estate uses centering on a resort village core. The 1,050 acres acquired from the State must be rezoned to accommodate the planned development. The City of Rutland, Vermont and certain environmental groups traditionally active in ski resort development have entered into a memorandum of understanding designating the area as a growth zone to be utilized for development. The first phase of the village contemplates 1,600 units and 1.8 million square feet of development.

     The Company believes that adequate water is available from nearby wells for both projects. Sewer capacity will be provided through the Company's recently completed connection to the City of Rutland municipal sewer system with 600,000 gallons per day excess capacity.

          Jordan  Bowl at  Sunday  River.  Jordan  Village  will be  located  on approximately 1,100 acres of a 4,000-acre undeveloped parcel owned by the Company at the western end of the existing resort and the center of the Company's landholdings. The village will rest at the base of the Jordan Bowl, one of the resort's most popular skiing areas. Development of Jordan Village began with the construction of a scenic four-mile access road from the existing resort center to the Jordan Village area and the December, 1997 opening of a ski-in/ski-out 220-unit Grand Summit Hotel. Construction of a Robert Trent Jones, Jr. championship golf course is also underway. The master plan for the area also contemplates a high-density pedestrian village surrounded by neighborhoods consisting of luxury townhouses and detached single family dwellings. The Jordan Bowl area is zoned for village development. No density restrictions apply to the area. The Company believes adequate water is available for contemplated development and Sunday River's sewage treatment facility has sufficient capacity to allow completion of the planned development of the resort.

     Steamboat Base Area. The 375-room Grand Summit Hotel under construction at Steamboat is the first step in creating a new pedestrian village at the base of Steamboat. The Company is working closely with local authorities to develop a comprehensive village plan that will produce up to an estimated 1.6 million square feet of development. A key feature of the plan is the interconnection of the Company's largest development site at Steamboat with the resort village.

     Heavenly. Immediately following the acquisition of Heavenly, the Company entered into negotiations for, and acquired, the development rights to the Park Avenue Development project located in the center of downtown South Lake Tahoe, California. That area has all necessary entitlements to construct a high-speed gondola to the summit of the resort, and two large hotel or quartershare projects consisting of over 1 million square feet and 724 units. The Company also has received all necessary entitlements for a 120-unit condominium hotel to be constructed in the Stagecoach base area.

Other Resort Development

     Each of the Company's resorts has the potential for additional real estate development involving discrete projects tailored to the characteristics of the particular resort. There can be no assurances, however, that the Company will successfully pursue any of the development opportunities described below.

     Sugarloaf. Development plans have begun for a high-density condominium development with commercial space as an expansion to the existing alpine village at the Bucksaw area. The first townhouses will be marketed in the 1998/1999 ski season. There are several additional planned developments including single family homes around the 18-hole Robert Trent Jones, Jr. Championship golf course. Sugarloaf has over 1,100 acres of land held for development.

     Mount Snow/Haystack. There are several undeveloped sites at Mount Snow/Haystack with potential for future projects including renovation of the current base lodge, a 21-acre parcel which could support up to 72 three-bedroom units with direct ski lift access, and a two-acre parcel for a convention center. Mount Snow/Haystack also owns an 800-acre parcel slated for a proposed golf course expansion, which could create the opportunity for substantial golf course frontage real estate development. In addition, there are approximately 30 acres of developable land at the base of Haystack.

     Sugarbush. Sugarbush has all necessary entitlements for construction of a Grand Summit Hotel. The Company is in the process of positioning the re-introduction of that product to the market with higher levels of finish consistent with the Company's vision for Sugarbush, which is to appeal to the highest segment of the Eastern market.

     Attitash. The Company is in the planning stages of a championship 18-hole golf course at Attitash. together with that course will come golf/slopeside development opportunities. This area is well suited for extension of the Company's townhouse program.

Leased Properties

     The Company's operations are wholly dependent upon its ownership or control over the real estate constituting each resort. The following summarizes non-owned real estate critical to operations at each resort. Management believes each of the following leases, permits or agreements is in full force and effect and that the Company is entitled to the benefit of such agreements.

     Sunday River leases approximately 1,500 acres, which constitute a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee. This lease was amended on January 23, 1998 to allow SRSC to purchase portions of the leased property for real estate development at a predetermined amount per acre. In January 1998, the Company acquired an undivided one-half interest in the fee title to the leased parcel.

     The Sugarbush resort uses approximately 1,915 acres pursuant to a special use permit issued by the United States Forest Service dated May 17, 1995. The permit has a 40-year term expiring April 30, 2035. The special use permit has a renewal option which provides that it may be renewed if the use of the property remains compatible with the special use permit, the site is being used for the purposes previously authorized, and the ski area has been continually operated and maintained in accordance with all the provisions of the permit.

     Mount Snow leases approximately 1,315 acres which constitute a substantial portion of its skiable terrain. Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service dated November 29, 1989. The permit has a 40-year term expiring December 31, 2029, which is subject to renewal at the option of Mount Snow if certain renewal conditions are satisfied. Mount Snow also leases 252 acres, which constitute a portion of its skiable terrain, from the Town of Wilmington, Vermont. The lease expires November 15, 2030. There are no renewal options. In addition, Mount Snow leases approximately 169 acres from Sargent Inc. pursuant to two separate leases expiring September 30, 2018 and March 31, 2025, respectively. Each lease can be renewed for an additional 30-year term. Mount Snow also has the option to purchase the leased property and a right of first refusal in the event Sargent Inc. receives a bona fide offer for the leased properties.

     Attitash Bear Peak uses approximately 281 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service dated July 19, 1994. The permit has a 40-year term expiring July 18, 2034, which is renewable subject to certain conditions. In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003. Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

     Killington leases approximately 2,500 acres from the State of Vermont. A substantial portion of that property constitutes skiable terrain. The initial lease was for an initial 10-year term which commenced in 1960. The lease contains nine 10-year renewal options. Killington exercised the renewal option in 1970, 1980 and 1990. Assuming continued exercise of Killington's option, the lease ultimately expires in the year 2060. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each 10-year term (or extended term) the State has the option to buy out the lease for an amount equal to Killington's adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2000. Although the Company has not had confirmation from Vermont State officials, it has no reason to believe that the State intends to exercise the option at that time.

     The Sugarloaf resort leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated June 3, 1987. The lease term expires December 2003. Sugarloaf has an option to renew the lease for an additional 20-year term.

          The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain, under a lease from Wolf Mountain Resorts, LC. The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each (the "Wolf Lease"). The lease provides an option to purchase (subject to certain reconveyance rights) those portions of the leased property that are intended for residential or commercial development at a cost of 5.5% of the full capitalized cost of such development in the case of property retained by the Company, or 11% of such cost in the case of property intended for resale. The Canyons also leases approximately 807 acres, which constitutes the area for the planned mid-mountain village and a substantial portion of skiable terrain, from the State of Utah School and Institutional Trust Land Administration. The lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis. The Wolf Lease also includes a sublease of certain skiable terrain owned by the Osguthorpe family. The Company has established certain additional ski development rights under a direct agreement with the Osguthorpe family. The ski development rights for approximately 3,000 acres of skiable terrain targeted for development by the Company are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.

          Heavenly uses approximately 1,543 acres of its skiable terrain located in California and Nevada pursuant to a special use permit issued by the United States Forest Service. The permit expires on August 5, 2029. Heavenly uses approximately 2,000 acres of additional skiable terrain in Nevada pursuant to a special use permit dated December 18, 1990. The permit expires on August 5, 2029.

     Steamboat uses approximately 2,644 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service. The permit expires on August 31, 2029. Under Steamboat's existing master plan, an additional 958 acres of contiguous National Forest lands is expected to be added to the permitted area.

Systems and Technology

     Information Systems. The Company's information systems are designed to improve the ski experience through the development of more efficient guest service products and programs. The Company has substantially implemented a comprehensive system and technology plan including: (i) a radio frequency lift ticket scanning system that provides more accurate tracking, control and information on all ticket products, (ii) a direct-to-lift access system that allows skiers to bypass the ticket window and proceed directly to the lift with an individualized radio frequency card that directly debits their credit or frequent-skier card, (iii) an integrated customer database that tracks information regarding guest preferences and product purchasing patterns, (iv) an extensive data communications network linking most point-of-sale locations through a central database, (v) a central reservations system for use in the resort's rental management business and (vi) a skier development reservation and instructor scheduling system that simplifies the booking process and allows for optimal utilization of instructors.

     Snowmaking Systems and Technology. The Company believes it operates the largest consolidated snowmaking operation in existence, with approximately 3,000 acres of snowmaking coverage. The Company's proprietary snowmaking software program enables it to produce what management believes is the highest quality man-made snow in the industry. The Company's snowmaking capability can be implemented at its western resorts resulting in an extended season and reliable snow conditions and consistent quality surfaces during unfavorable weather conditions.

     All of the Company's snowmaking systems are operated via computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation. The Company utilizes an efficient ground based, tower based and fully automated snowgun nozzle technology and has developed software for determining the optimal snowmaking nozzle setting at multiple locations on the mountain. This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, eliminating guesswork and ensuring the ideal snow quality. The Company refers to this ideal quality product as "Retail Snow," a high quality, durable skiing surface with top to bottom consistency. All of the snowmaking systems are networked to provide the ability to view information from multiple locations within its resort network. Another unique feature of the Company's system is the current display of trail status, lift status, weather conditions and other various on mountain information at locations throughout each resort. Much of this information is available on the World Wide Web at the Company's and its individual resorts' web sites.

Competition

     The ski industry is highly competitive. The Company competes with mountain resort areas in the United States, Canada and Europe. The Company also competes with other recreation resorts, including warm weather resorts, for the vacation guest. In order to cover the high fixed costs of operations associated with the ski industry, the Company must maintain each of its regional, national and international skier bases. The Company's prices are directly impacted by the variety of alternatives presented to skiers in these markets. The most significant competitors are resorts that are well capitalized, well managed and have significant capital improvement and resort real estate development programs.

     The Company's resorts also face strong competition on a regional basis. With approximately three million skier visits generated by its northeastern resorts, competition in that region is an important consideration. The Company's northeastern markets are the major population centers in the northeast, particularly eastern Massachusetts, northern Connecticut, New York and northern New Jersey. For example, skier origin data collected at Sunday River indicates that approximately 43% of its weekend skiers reside in Massachusetts. Similar data collected at Killington and Mount Snow indicate that approximately 23% and 35%, respectively, of their weekend skiers reside in New York, with high concentrations from Massachusetts, Connecticut, New Jersey and Vermont. The Colorado, Utah and California ski markets are also highly competitive.

Employees and Labor Relations

          The Company employs approximately 7,826 employees at peak season and approximately 1,600 persons full time. None of the Company's employees are covered by any collective bargaining agreements. The Company believes it has good relations with its employees.

Government Regulation

     The Company's resorts are subject to a wide variety of federal, state, regional and local laws and regulations relating to land use, environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission and disposal of hazardous materials and hazardous and nonhazardous wastes, and other environmental matters. While management believes that the Company's resorts are currently in material compliance with all land use and environmental laws, failure to comply with such laws could result in costs to satisfy environmental compliance and/or remediation requirements or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect operations. Phase I environmental assessments have been completed on all nine resort properties. The reports identified areas of potential environmental concern including the need to upgrade existing underground storage tanks at several facilities and to potentially remediate petroleum releases. In addition, the Phase I environmental assessment for The Canyons indicated some soil contamination in areas where underground storage tanks have been removed. At this point, the extent or significance of the contamination at that site is unknown. The reports did not, however, identify any environmental conditions or non-compliance at any of the resorts, the remediation or correction of which management believes would have a material adverse impact on the business or financial condition of the Company or results of operations or cash flows. The Killington resort has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington recently rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund Site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP. The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company or results of operations or cash flows. The Company believes it has all permits, licenses and approvals from governmental authorities material to the operation of the resorts as currently configured. The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of any of its properties.

     The capital programs at the resorts will require permits and approvals from certain federal, state, regional and local authorities. The Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that would have a material adverse effect on the Company, or that important permits, licenses or agreements will not be canceled, not renewed, or renewed on terms no less favorable to the Company. Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state and/or local approvals.

     Although the Company has consistently been successful in implementing its capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained. The Company's marketing and sales of interval ownership interests is subject to extensive federal and state government regulation.

                                     Item 2
                                   Properties

     The Resorts include several of the top resorts in the United States, including: (i) Steamboat, the number two overall ski resort in the United States, as ranked in the September 1997 Snow Country magazine survey, and the fifth largest ski resort in the United States with over 1.0 million skier visits in the 1997-98 ski season; (ii) Killington, the fourth largest resort in the United States with over 1.0 million skier visits in the 1997-98 ski season;
(iii) three of the four largest resorts in the Northeast (Killington, Sunday River and Mount Snow/Haystack) in the 1997-98 ski season; (iv) Heavenly, which ranked as the second largest resort in the Pacific West region for the 1997-98 season with a resort record 888,000 skier visits; and (v) Sugarloaf, the number one resort in the Northeast according to the September 1997 Snow Country magazine survey.

The following table summarizes certain key statistics of the Company's resorts:

                              Skiable    Vertical                          Snowmaking               1997-98
                              Terrain      Drop                 Total       Coverage      Ski        Skier
Resort (Year Acquired)        (acres)     (feet)    Trails      Lifts     (% of acres)   Lodges     Visits
                                                             (high-speed)                           (000s)
Killington (1996)              1,200       3,150      205       33(6)        59.8%         8         1,077
Sunday River (1980)              654       2,340      126       18(4)         93.3         4           552
Mount Snow/Haystack (1996)       763       1,700      134       26(3)         66.0         5           602
Sugarloaf (1996)               1,400       2,820      126       14(2)         35.0         1           358
Sugarbush (1995)                 432       2,650      112       18(4)         66.1         5           388
Attitash Bear Peak (1994)        273       1,750       60       13(2)         89.7         2           233
The Canyons (1997)             2,700       3,190       63       13(9)         5.6          2           168
Steamboat (1997)               1,879       3,668      140       24(4)         13.6         4         1,053
Heavenly (1997)                4,800       3,500       82       27(6)          5.7         7           888
                               -----       -----    -----       -----          ---        --         -----
     Total                    14,101                1,048      186(40)                    38         5,319

          See the Item 1 Section entitled "Business - Resorts" for a more detailed description of the Company's resorts.

                                     Item 3
                                Legal Proceedings

     The Company currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company does not believe that it is involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations or cash flows.

          Each of the Company's subsidiaries which operate resorts have pending claims and are regularly subject to suits with respect to personal injury claims related principally to skiing activities at such resort. Each of these operating companies maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of a ski resort. The Company operates a captive insurance company authorized under the laws of the State of Vermont, which provides liability and workers' compensation coverage for its resorts located in Vermont.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

          Not applicable.

                                     PART II

                                     Item 5
      Market for the Registrant's Common Stock and Related Security Holder
                                    Matters.

          The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SKI". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded, but is convertable into Common Stock of the Company. As of October 23, 1998, 30,285,552 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A Common Stock held by one holder and 15,525,022 shares of Common Stock held by approximately 5,000 holders.

     The following table sets forth, for the fiscal quarters indicated (ended January 25, 1998, April 26, 1998, and July 26, 1998, the range of high and low sale prices of the Company's common stock as reported on the NYSE Composite Tape. Prior to the offering on November 6, 1997, there was no established public trading market for the common stock of the Company.

Fiscal 1998                                 Common Stock

                                    High                          Low

1st Quarter                         ---                           ---
2nd Quarter                         $18.25                       $12.00
3rd Quarter                         $17.00                       $12.50
4th Quarter                         $16.00                       $12.13

Market Information

     The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its capital improvement and growth strategies and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. The Indenture governing the Company's 12% Senior Subordinated Notes due 2002 contains certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on equity interests of the Company.

                                     Item 6

                             Selected Financial Data

     The following selected historical financial data of the Company have been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants as of and for each of the fiscal years ended July 30, 1995, July 28, 1996, July 27, 1997 and July 26, 1998; and for the year ended July 31, 1994 have been derived from the financial statements of the Company audited by Berry, Dunn, McNeil & Parker, independent accountants.


Historical Year Ended (1)
                                                               -----------------------------------------------------------------
                                                                  July 31,      July 30,    July 28,      July 27, July 26,
                                                                  1994          1995        1996          1997       1998
                                                               -----------------------------------------------------------------
                                                                 (in thousands, except per share, real estate units,
                                                                                and skier visit amounts)
Consolidated Statement of Operations Data:
Net revenues:

     Resort.................................................... $26,544       $ 46,794   $ 63,489       $166,923   $278,577
     Real estate...............................................   6,682          7,953      9,933          8,468     61,843
                                                                 -------        -------   --------       --------  --------
          Total net revenues...................................  33,226         54,747     73,422        175,391    340,420
                                                                 -------        -------   --------       --------  --------
Operating expenses:
     Resort....................................................  15,787         29,725     41,799        109,774    169,865
     Real estate...............................................   3,179          3,994      5,844          6,813     44,292
     Marketing, general and administrative (2).................   5,940          9,394     11,289         26,126     42,554
     Stock compensation charge..................................     --             --         --             --     14,254
     Depreciation and amortization.............................   2,421          3,910      6,783         18,293     37,966
                                                                 -------        -------   -------        --------   -------
          Total operating expenses.............................  27,327         47,023     65,715        161,006    308,931
                                                                 -------        -------   -------        --------   -------
Income from operations.........................................   5,899          7,724      7,707         14,385     31,489
Other expenses:
     Commitment fee............................................     --             --       1,447            --        --
     Interest expense..........................................   1,026          2,205      4,699         23,730     34,575
                                                                 -------        -------   -------        -------    -------
Income (loss) before provision (benefit) for income taxes and
   minority interest in loss of subsidiary.....................   4,873          5,519      1,561         (9,345)    (3,086)
Provision (benefit) for income taxes...........................      --            400      3,906         (3,613)      (774)
Minority interest in loss of subsidiary................. .....       --             --       (108)          (250)      (445)
                                                                 -------        -------    -------        -------    -------
Income (loss) from continuing operations......................    4,873          5,119     (2,237)        (5,482)    (1,867)
Extraordinary loss, net of income tax benefit ................       --             --         --             --      5,081
                                                                 -------        -------    -------        -------    -------
Net income (loss)..............................................   4,873          5,119     (2,237)        (5,482)    (6,948)
                                                                 -------        -------    -------        -------    -------
Accretion of discount and issuance costs and dividends accrued
  on mandatorily redeemable preferred stock....................      --             --         --            444       5,346
                                                                 -------        -------    -------        -------    -------
Net income (loss) available to common shareholders............. $ 4,873        $ 5,119    $(2,237)       $(5,926)   $(12,294)
                                                                 =======        =======    =======        =======    ========

Basic and diluted loss per common share:
  Continuing operations....................... ................      --             --    $ (2.37)       $ (5.61)    $(0.07)
  Extraordinary loss ..........................................      --             --         --             --      (0.20)

  Net loss available to common shareholders ...................      --             --      (2.37)         (6.06)     (0.48)

Weighted average common shares outstanding ....................      --             --        942            978      25,832
                                                                 -------        -------    -------        -------     ------
Other Data:

Resort:
     Skier visits (000's)(3)...................................       528          1,060      1,290          3,025    5,322
     Season pass holders (000's)...............................       3.7           11.2       13.2           30.9     44.1
     Resort revenues per skier visit...........................  $  50.26        $ 44.15   $  49.22      $   55.18   $52.34
     Resort EBITDA(4)(5).......................................  $  4,817        $ 7,675   $ 10,401      $  31,023  $66,158

Real estate:
     Number of units sold......................................       155            163        177            123    1,009
     Number of units pre-sold(6)...............................       --             --         109            605      861
     Real estate EBIT(5)(7)....................................  $  3,503        $ 3,959   $  4,089      $   1,655  $17,551

Statement of Cash Flows Data:
     Cash flows from operations................................  $  5,483       $ 12,593   $  7,465      $   6,788    3,621
     Cash flows from investing activities......................    (9,041)       (13,843)  (122,583)       (14,070)(384,303)
     Cash flows from financing activities......................     3,764          2,399    116,941         19,655  380,494

Balance Sheet Data:
     Total assets..............................................   $51,784       $ 72,434   $298,732      $ 337,340  780,899
     Mandatorily redeemable preferred stock ...................        --             --         --         16,821   39,464
     Long term debt, including current maturities..............    22,724         35,056    210,720        236,330  383,220
     Common shareholders' equity...............................    26,212         30,502     21,903         15,101  268,204


(1) The historical results of the company reflect the results of operations of the Attitash Bear Peak ski resort since its acquisition in July 1994, the results of operations of the Sugarbush ski resort since October 1994, the results of operations of the Mount Cranmore ski resort from its acquisition in June 1995 through its divestiture in November 1996, the results of operation of S-K-I Ltd. since its acquisition in June 1996 and the results of operation of Pico Mountain since its acquisition in November 1996.

(2)In the first quarter of fiscal 1998, the Company granted to certain executive officers and other employees fully vested options to purchase 622,038 shares of Common Stock at an exercise price of $2.00 per share. The Company also agreed to pay certain tax liabilities which the recipients of the options expect to incur upon exercise of the options. Because the $2.00 per share exercise price was below the fair market value of a share of Common Stock on the date of grant, the Company recognized a one-time compensation charge of $14.3 million in fiscal 1998.

(3)For the purposes of estimating skier visits, the Company assumes that a season pass holder visits the Company's resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

(4)Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense.

(5)Resort EBITDA and Real Estate EBIT are not measurements calculated in accordance with GAAP and should not be considered as alternatives to operating or net income as an indicator of operating performance, cash flows as a measure of liquidity or any other GAAP determined measurement. Certain items excluded from Resort EBITDA and/or Real Estate EBIT, such as depreciation, amortization and non-cash charges for stock compensation awards and asset impairments are significant components in understanding and assessing the Company's financial performance. Other companies may define Resort EBITDA and Real Estate EBIT differently, and as a result, such measures may not be comparable to the Company's Resort EBITDA and Real Estate EBIT. The Company has included information concerning Resort EBITDA and Real Estate EBIT because management believes they are indicative measures of the Company's liquidity and financial position, and are generally used by investors to evaluate companies in the resort industry.

(6)Presold units represent quartershare and other residential units for which the Company has a binding sales contract, subject to certain closing conditions, and has received a 5% down payment on the unit from the purchaser. Recognition of the revenue from such pre-sales is deferred until the period in which such sales are closed.

(7)Real Estate EBIT represents revenues from real estate sales less cost of real estate sold, including selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

                                     Item 7
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

          We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the twelve months ended July 26, 1998. The results include the Steamboat and Heavenly resorts which were acquired on November 12, 1997. As you read the material below, we urge you to carefully consider the audited Consolidated Financial Statements and related notes contained elsewhere in this report.

                         Liquidity and Capital Resources

          Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing the real estate development, completing projects initiated in the Company's summer 1998 capital improvement program, and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are cash flow from operations of its subsidiaries and borrowings under the New Credit Facility (as hereinafter defined). Real estate development is funded primarily through construction financing facilities established for major real estate development projects and through the mezzanine facilities established or to be established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facility and Resort Properties mezzanine facilities are without recourse to American Skiing Company and its resort operating subsidiaries.

          The Company established a new credit facility on November 12, 1997 (as amended to date, the "New Credit Facility"). The New Credit Facility is divided into two sub-facilities, $65 million of which ($4.5 million of which was available at July 26, 1998) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $150 million of which ($15.8 million of which was available at July 26, 1998) is available for borrowings by the Company excluding ASC East, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $75 million and an eight-year term facility in the amount of $75 million.

          The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more that $35 million for the West Facility. The maximum availability under the revolving facilities will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the New Credit Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The New Credit Facility contains affirmative, negative and financial covenants customary for this type of senior credit facility, including maintenance of customary financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into sub-facilities. The East Facility is secured by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries, which are not borrowers under the New Credit Facility. The West Facility is secured by substantially all the assets of the Company and its subsidiaries, except ASC East, Inc. and its subsidiaries.

          The Company retained approximately $15 million of unexpended proceeds from its initial public offering. As of July 26, 1998, these proceeds were invested in Resort Properties. In the fourth quarter of the Company's fiscal 1998, these proceeds were treated as capital contribution to real estate.

          ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 from paying dividends or making other distributions to the Company, except under certain circumstances. Therefore, ASC East, Inc.'s ability to distribute excess cash to the Company for use by the Company or its other subsidiaries is limited.

          The Company issued $17.5 million of convertible, preferred stock and $17.5 million convertible notes in July, 1997 to fund development at The Canyons. These securities were converted on November 12, 1997, into 10 1/2% Mandatorily Redeemable Preferred Stock of the Company.

     In the fourth quarter of 1998, the Company withdrew an offer to holders of ASC East, Inc.'s $120 million 12% Senior Subordinated Notes to exchange those obligations for $120 million of 12% Senior Subordinated Notes of the Company ("Exchange Offer"), and also canceled a planned $100 million bond offering (the "Bond Offering"). Each of these offerings were canceled due to adverse market conditions. The Company had planned to use the proceeds of the Bond Offering to fund Summer 1998 capital improvements and make an equity investment in the Company's real estate holding subsidiary, Resort Properties.

          Following cancellation of the Exchange Offer and the Bond Offering, management of the Company opted to fund Summer 1998 capital improvements through the New Credit Facility and a $31 million leasing facility arranged by BancBoston Leasing, Inc. Interim funding of working capital for Resort
Properties and its planned 1998 real estate development program was obtained through a loan from BankBoston, N.A. and Morgan Stanley Capital Funding in the amount of $30 million, which closed on September 4, 1998 (the "Bridge Loan"). The Bridge Loan bears interest at a rate of 14% per annum (payable monthly in arrears) and matures on December 4, 1998. The Bridge Loan is secured by security interests in and mortgages on substantially all of Resort Properties' assets, on which security interests and mortgages will not be perfected or recorded until and unless a default occurs under the terms of the loan. Resort Properties expects to repay the Bridge Loan with the proceeds of an $85 million subordinated debt financing ("Mezzanine Facility"), which it is currently in the process of privately placing. No assurance can be given that the $85 million Mezzanine Facility will be successfully placed or that the terms of the Mezzanine Facility will not be costly, restrictive to Resort Properties' operations or dilutive of the Company's existing shareholders. Failure to place the Mezzanine Facility would require curtailing a major portion of future real estate development and refinancing the Bridge Loan to provide longer term funding for Resort Properties' existing seven development projects. The Bridge Loan is non-recourse to American Skiing Company and its resort operating subsidiaries. The Mezzanine Facility is expected to be non-recourse to American Skiing Company and its resort operating subsidairies.

          The Company runs its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being financed through a $145 million construction loan facility between Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary) and TFC Textron Financial, which closed on September 25, 1998 (the "Textron Facility"). A portion of the proceeds of the Textron Facility were also used to refinance an existing facility with TFC Textron used to finance construction of Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak, which had $31.4 million outstanding as of July 26, 1998. The Textron Facility bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), subject to a 9.25% floor, and matures on September 24, 2002. The principal is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is secured by mortgages against the project sites, is subject to customary covenants, representations and warranties for this type of construction facility, and is non-recourse to American Skiing Company and its operating subsidiaries. The Textron Facility, together with funds invested by the Company, is sufficient to fund all of the Company's Grand Summit Hotel projects for which the Company is currently in pre-sales.

          The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is expected to be financed through a construction loan facility with KeyBank, N.A. in a principal amount equal to 90% of the total project cost (the "Key Facility"), and the remaining proceeds of the Bridge Loan. The Company anticipates that this facility will close in the Company's second fiscal quarter of 1999. No assurance can be given that the Key Facility will close as currently contemplated.

          Due to the seasonality of the Company's business, the Company's maximum annual leverage occurs during the months of November and December. During fiscal 1999, the Company expects to reach its maximum leverage point in December, 1998 at which time borrowings (exclusive of real estate borrowings with recourse only to Resort Properties and/or its subsidiaries) are expected to approximate $380 million. During this period, the Company expects to have little, if any, borrowing availability under the New Credit Facility and will have limited ability to fund extraordinary expenses.

          Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts, extensive development of its slopeside real estate, and any future acquisitions of resort properties. The Company has invested over $130 million in skiing related facilities in fiscal years 1997 and 1998 combined. As a result, the Company expects its resort capital programs for the next several fiscal years to be more limited in size. The fiscal 1999 resort capital program is expected to total approximately $55 million, with the summer 1999 resort capital program estimated at between $25 million and $35 million. The Company anticipates its annual maintenance capital needs to be approximately $12 million.

     The Company's largest long-term capital needs relate to The Canyons resort in Utah and the Company's real estate development program. The Canyons resort will require an estimated $30 million over the next three years to fully develop on-mountain facilities in time for the 2002 Winter Olympic Games. Other major capital expenditures anticipated during the next several fiscal years include the interconnection of its Killington and Pico resorts, at an estimated cost of $7.0 million, and water projects at its Killington and Mount Snow resorts, at an estimated cost of $4.0 million each and at The Canyons at an estimated cost of $12.3 million.

     There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of these capital improvements. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and its senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon future availability of cash flow from each season's resort operations and future borrowing availability under the New Credit Facility.

          The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, and resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. All real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance real estate development is limited to Resort Properties and/or its subsidiaries. Resort Properties' seven existing development projects are currently funded by the Bridge Loan, the Textron Facility and the anticipated Key Facility. The Bridge Loan matures December 4, 1998, and is anticipated to be refinanced with a portion of the proceeds of the Mezzanine Facility. No assurance can be provided that the Mezzanine Facility will close prior to the maturity of the Bridge Loan.

     The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a limited recourse basis. Required equity contributions for approximately the next five of these projects are expected to be made using the remaining proceeds of the Mezzanine Facility and sales proceeds from the Company's four existing Grand Summit Hotel projects. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available or established. The Company will be required to establish construction facilities or other financing arrangements for these projects before undertaking each development.

     The Company from time to time considers potential acquisitions which would be accretive to earnings. There are not currently any funding sources immediately available to the Company for such acquisitions, however, and the Company would need to establish such sources prior to consummating any such acquisition.

                      Results of Operations of the Company

     The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of revenues.

                                                                           Fiscal Year Ended
                                                            --------------------------------------------
                                                             July 28, 1996  July 27, 1997   July 26, 1998
                                                            --------------------------------------------
Revenues:
     Resort ................................................     86.5%          95.2%        81.8%
     Real estate ...........................................     13.5            4.8         18.2
                                                                 -----          -----       -----
          Total revenues ...................................     100.0         100.0        100.0
                                                                 -----          -----       -----
Operating expenses:
   Resort ..................................................      56.9          62.6         49.9
   Cost of real estate sold.................................       8.0           3.9         13.0
   Marketing, general and administrative ...................      15.4          14.9         12.5
   Stock compensation charge................................                                  4.2
   Depreciation and amortization ...........................       9.2          10.4         11.1
                                                                  -----         -----       -----
          Total operating expenses .........................      89.5          91.8         90.7
                                                                  -----         -----       -----
Income from operations .....................................      10.5           8.2          9.3
Commitment fee .............................................       2.0            --          --
Interest expense ...........................................       6.4          13.5         10.2
                                                                  -----         -----       -----
Income (loss) before provision for income taxes
     and minority interest in loss of subsidiary ...........       2.1          (5.3)        (0.9)
Provision (benefit) for income taxes .......................       5.3          (2.1)        (0.2)
                                                                  -----         -----        -----
Income (loss) before minority interest in loss of
     subsidiary ............................................      (3.2)         (3.2)        (0.7)
Minority interest in loss of subsidiary ....................       0.2           0.1          0.1
                                                                  -----         -----         -----
Net income (loss) from continuing operations................      (3.0)%        (3.1)%       (0.6)%
                                                                  -----         -----         -----
Extraordinary expense.......................................                                  1.4
Net Loss ...................................................      (3.0)%        (3.1)%       (2.0)%
Accretion of discount and dividends on
mandatorily redeemable preferred stock......................                                  1.6
                                                                  -----         -----         -----
Net loss available to common shareholders                         (3.0)%        (3.1)%       (3.6)%

                 Fiscal Year Ended July 26, 1998 ("Fiscal 1998")
             Versus Fiscal Year Ended July 27, 1997 ("Fiscal 1997")

          The actual results of Fiscal 1998 versus the actual results of Fiscal 1997 discussed below are not comparable due to the acquisition of the Steamboat and Heavenly resorts on November 12, 1997, and the acquisition of The Canyons resort in July 1997. Accordingly, the usefulness of the comparisons presented below is limited, as the Fiscal 1998 results include the results of Steamboat and Heavenly since November 12, 1997, while the Fiscal 1997 results do not include any results for Steamboat and Heavenly. Likewise, the Fiscal 1998 results include the results of The Canyons for the entire year while the Fiscal 1997 results do not include any results for The Canyons. Please see the pro forma comparisons elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Resort revenues increased $111.7 million or 66.9% from $166.9 million for Fiscal 1997 to $278.6 million for Fiscal 1998. The Steamboat and Heavenly resorts acquired on November 12, 1997, and The Canyons resort acquired in July 1997, accounted for $98.3 million of the increase. The remaining $13.4 million represents an increase of 8.0% and is principally attributable to increases in skier visits, the acquisition of new retail and food and beverage outlets, the opening of three new hotels, and increased yields per skier visit at the Company's pre-acquisition group of resorts.

         Real estate revenues increased $53.3 million for Fiscal 1998 as compared to Fiscal 1997. The increase is attributable to completion of the Company's new quartershare condominium hotels at Killington, Mount Snow and Sunday River and closings of quartershare sales at those projects.

          Cost of resort operations increased $60.1 million or 54.7% from $109.8 million to $169.9 million. The acquisition of Steamboat, Heavenly, and The Canyons resorts accounted for $49.6 million of the increase. The remaining $10.5 million represents an increase of 9.6% and is principally attributable to the increases in skier visits, business volume, and new operations at the Company's pre-acquisition resorts.

         Cost of real estate sold increased $37.5 million in Fiscal 1998 compared to Fiscal 1997. The increase is attributable principally to increased sales, as outlined above, and to non-capitalizeable costs associated with new projects under development at Killington, The Canyons and Steamboat.

          Marketing, general and administrative expenses increased 62.9% from $26.1 million to $42.6 million. The inclusion of Steamboat, Heavenly and The Canyons accounted for approximately $8.1 million of this increase. The remaining $8.4 million represents a 32.2% increase attributable to increased costs associated with the establishment of public holding company corporate functions, including legal, accounting, shareholder relations, financial analysis, management information system support functions, corporate marketing initiatives involving the Edge card direct to lift and corporate wide sponsorship programs.

          The Company incurred a stock compensation charge of $14.3 million in Fiscal 1998, associated with the grant of non-qualified stock options to certain key members of senior management.

         Depreciation and amortization increased $19.7 million for Fiscal 1998 compared to Fiscal 1997. The increase is principally attributable to the acquisitions of Steamboat, Heavenly and The Canyons and the additional plant and equipment related to the summer 1997 capital improvement program.

         Interest expense increased from $23.7 million for Fiscal 1997 to $34.6 million for Fiscal 1998. The increase is principally attributable to the Company's New Credit Facility, which was established contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

          The benefit for income taxes decreased from $3.6 million for Fiscal 1997 to $.8 million for Fiscal 1998 due to a decrease in the loss before income taxes. The effective income tax rate decreased from 38.7% in Fiscal 1997 to 25.1% in Fiscal 1998 due to the non-recurring stock option compensation charge of $14.3 million, not all of which is deductible for income tax purposes.

          The extraordinary loss recorded by the Company results from the early retirement of certain indebtedness in conjunction with the Company's initial public offering in November, 1997, including the Company's then-existing revolving line of credit, junior subordinated discount notes, and certain indebtedness established upon acquisition of Sugarbush.

          Accretion of discounts and dividends accrued on the mandatorily redeemable preferred stock of $5.3 million in Fiscal 1998 represents the accretion of the exchange feature, the amortization of the issuance costs and the accrual of dividends relating to the Series A Exchangeable Preferred Stock prior to its exchange. The activity in this component for Fiscal 1998 also includes $2.8 million of dividends accrued on the 10 1/2% Mandatorily Redeemable Preferred Stock subsequent to its exchange for the Series A Exchangeable Preferred Stock on November 12, 1997.

              Pro Forma Results For Fiscal 1998 Versus Fiscal 1997

          The following unaudited pro forma results of operations of the Company for Fiscal 1998 and Fiscal 1997 assume that the acquisitions of The Canyons and of Steamboat and Heavenly occurred on July 29, 1996 and that the Company's initial public offering and its New Credit Facility became effective on that date as well. These proforma results are not necessarily indicative of the actual results that would have been achieved nor are they necessarily indicative of future results of operations.

          Resort revenues increased $26.7 million or 10.5% from $255.5 million to $282.2 million. This increase is primarily attributable to an 8.1% increase in total skier visits, which increased from 4.9 million to 5.3 million on a proforma basis, as well as the acquisition of new retail and food and beverage outlets and the opening of three new hotels at the Company's eastern resorts.

         Real estate revenues increased $53.3 million from $8.5 million to $61.8 million. This increase is attributable to the completion of the Company's new quartershare condominium hotels at Killington, Mount Snow and Sunday River, and the closing of quartershare sales at those projects.

         Cost of resort operations increased $14.8 million or 9.0% from $163.7 million to $178.5 million. This increase is primarily attributable to increased business volume and the acquisition of new food and beverage and retail outlets and the opening of three new hotels at the Company's eastern resorts.

         Cost of real estate sold increased $37.5 million in Fiscal 1998 compared to Fiscal 1997. The increase is attributable principally to increased sales, as outlined above, and to non-capitalizeable costs associated with new projects under development at Killington, The Canyons, and Steamboat.

          Marketing, general and administrative expenses increased $9.5 million or 25% from $38.0 million to $47.5 million. This increase is primarily due to the establishment of public holding company corporate functions including legal, accounting, shareholder relations, financial analysis, management information support functions, corporate marketing initiatives involving the Edge card, direct to lift and corporate-wide sponsorship programs, and the initiation of a professional management and marketing program at The Canyons.

          Depreciation and amortization expense increased $4.2 million or 11.9% from $35.4 million in Fiscal 1997 to $39.6 million in Fiscal 1998. This increase is attributable to capital expenditures which totaled $106.9 million in Fiscal 1998.

         Interest expense increased $8.7 million or 32.6% from $26.7 million in Fiscal 1997 to $35.4 million in Fiscal 1998. This increase is due primarily to higher levels of debt outstanding associated with completed quartershare units held for sale by the Company, and with the Company's intensive capital program in the past year.

         The benefit for income taxes increased $3.0 million from $2.6 million in Fiscal 1997 to $5.6 million in Fiscal 1998. This is attributable primarily to the increase in the loss before income taxes on a pro forma basis.

          The extraordinary loss recorded by the Company results from the early retirement of certain indebtedness in conjunction with the Company's initial public offering in November, 1997, including the Company's then-existing revolving line of credit, junior subordinated discount notes, and certain indebtedness established upon the acquisition of Sugarbush.

          Accretion of discounts and dividends accrued on the Company's 10 1/2% Mandatorily Redeemable Preferred Stock of $5.3 million represents the accretion of the exchange feature, the amortization of issuance costs and the accrual of dividends relating to the Series A Exchangeable Preferred Stock prior to its exchange. The activity in this component for Fiscal 1998 also includes $2.8 million of dividends accrued on the 10 1/2% Mandatorily Redeemable Preferred Stock subsequent to its exchange for the Series A Exchangeable Preferred Stock on November 12, 1997.

   Fiscal Year Ended July 27, 1997 Compared to Fiscal Year Ended July 28, 1996

         Resort revenues in fiscal 1997 were $166.8 million, an increase of $103.3 million, or 162.8%, as compared to resort revenues of $63.5 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts in June 1996, which accounted for $106.6 million, which was offset by $3.2 million attributable to a decrease in revenues due to the divestiture of the Cranmore ski resort and an increase in resort revenues at the Company's other resorts.

         Revenues from real estate operations in fiscal 1997 were $8.5 million, a decrease of $1.4 million, or 14.7%, as compared to revenues from real estate operations of $9.9 million in fiscal 1996. This decrease was due primarily to all quartershare units at the Summit Hotel at Sunday River being fully sold by July 1996. The Company has completed construction of the Grand Summit Hotel at the Attitash Bear Peak ski resort and began closing on quartershare unit sales at that Project on April 6, 1997. As of July 27, 1997 the Grand Summit at Attitash Bear Peak had $5.0 million in quartershare unit sales.

         Cost of resort operations in fiscal 1997 was $109.7 million, an increase of $68.0 million, or 162.5%, as compared to cost of resort operations of $41.8 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts.

         Cost of real estate operations in fiscal 1997 was $6.8 million, an increase of $1.0 million, or 17.2%, as compared to cost of real estate operations of $5.8 million in fiscal 1996. This increase was due to pre-construction activities on the hotel projects that began construction in the fourth quarter of the year ended July 27, 1997 and costs related to the sales of quartershares at the Grand Summit at Attitash Bear Peak.

         Marketing, general and administrative expenses in fiscal 1997 were $26.1 million, an increase of $14.8 million, or 131.0%, as compared to marketing, general and administrative expenses of $11.3 million in fiscal 1996. This increase was due to the addition of the S-K-I resorts, which account for an increase of $11.9 million. The remaining difference of $2.9 million is due to a decrease in expense of $0.5 million due to the divestiture of the Cranmore ski resort and an increase in expense of $3.4 million due to increased marketing activity at the pre-merger resorts.

         Depreciation and amortization expenses in fiscal 1997 were $18.3 million, an increase of $11.5 million, or 169.7%, as compared to depreciation and amortization expenses of $6.8 million in fiscal 1996. This increase was due primarily to the addition of the S-K-I resorts, which account for an increase of $10.2 million. The remainder of the increase results from capital improvements and the amortization of goodwill and prepaid loan fees that did not exist prior to the acquisition of the S-K-I resorts.

         Interest expense in fiscal 1997 was $23.7 million an increase of $19 million or 505% as compared to interest expense of $4.7 million in fiscal 1996. This increase was due to increased indebtedness associated with the acquisition of the S-K-I Resorts, and the Company's extensive capital programs during the summer of 1996.

         Fiscal Year Ended July 28, 1996 Compared to Fiscal Year Ended July 30, 1995.

         Resort revenues in fiscal 1996 were $63.5 million, an increase of $16.7 million, or 35.7%, as compared to resort revenues of $46.8 million in fiscal 1995. This increase was due to (i) $4.0 million attributable to the acquisition of Mt. Cranmore in June 1995, (ii) an increase of approximately 19,000 skier visits, or approximately 10%, at Attitash Bear Peak, (iii) an increase of approximately 20,000 skier visits, or approximately 13%, at Sugarbush, (iv) an increase in lift ticket prices, resulting in an increase in revenues per skier visit from $41.89 in fiscal 1995 to $44.61 in fiscal 1996, (vi) an approximate 10% increase in season pass revenues, primarily due to the addition of a multi-resort season pass, and (vii) $2.8 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

          Real estate revenues in fiscal 1996 were $9.9 million, an increase of $2.0 million, or 24.3%, as compared to real estate revenues of $7.9 million in fiscal 1995. This increase was due to increased sales of quartershare units at the Summit Hotel at Sunday River and the sale of 16 additional townhouse units at Sunday River in fiscal 1996 compared to fiscal 1995, as well as higher average sales prices.

          Cost of operations in fiscal 1996 was $41.8 million, an increase of $12.1 million, or 40.7%, as compared to cost of operations of $29.7 in fiscal 1995. This increase was due to (i) $1.5 million attributable to the acquisition of Mt. Cranmore, (ii) incremental costs resulting from the increased skier visits, (iii) operating costs resulting from the increased snowmaking and lift capacity and skiable terrain that resulted from the $22.2 million of capital expenditures during fiscal 1996 and (iv) $2.9 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

          Cost of real estate sold in fiscal 1996 was $5.8 million, an increase of $1.9 million, or 48.7%, as compared to cost of real estate sold of $3.9 in fiscal 1995. This increase was due to the increased real estate sales volume.

          Marketing, general and administrative expense in fiscal 1996 were $11.3 million, an increase of $1.9 million, or 20.2%, as compared to marketing, general and administrative expenses of $9.4 in fiscal 1995. This increase was due to (i) approximately $0.7 million attributable to the acquisition of Mt. Cranmore, (ii) an extensive marketing campaign following the significant improvements made at Sugarbush, (iii) expenses resulting from the acquisition of Mt. Cranmore and Sugarbush and (iv) $0.9 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

         Depreciation and amortization in fiscal 1996 were $6.8 million, an increase of $2.9 million, or 74.4%, as compared to depreciation and amortization of $3.9 million in fiscal 1995. This increase was due to depreciation resulting from (i) the $24 million capital program completed prior to the 1995-96 ski season, (ii) the acquisitions of Mt. Cranmore and Sugarbush and (iii) $0.9 million attributable to the inclusion of S-K-I resort for the final month of fiscal 1996.

         Interest expense in fiscal 1996 was $4.7 million, an increase of $2.5 million, or 113.6%, as compared to interest expenses of $2.2 in fiscal 1995. This increase was due to (i) increased borrowings to support the Company's capital program, (ii) the acquisitions of Mt. Cranmore and Sugarbush and (iii) $0.2 million attributable to the inclusion of the S-K-I resorts for the final month of fiscal 1996.

         Income tax expense in fiscal 1996 was $3.9 million, an increase of $3.5 million, or 875%, as compared to income tax expenses of $0.4 million in fiscal 1995. The majority of the increase in the Company's provision for income taxes was attributable to the conversion of the former S corporations to C corporations, offset by an $0.8 million benefit due to inclusion of the S-K-I resorts for the final month of fiscal 1996.

Year 2000

         The Company has devoted  substantial  resources to year 2000 compliance
(Y2K) in the last two years. The Company has formed a task force which has developed a comprehensive strategy to systematically evaluate and update systems as appropriate.

         The Company has made substantial investments to upgrade to information systems which are Y2K compliant. The task force has also identified systems which are not Y2k compliant and has scheduled upgrades to these systems which are to be completed by September of 1999.

         The task force is also assessing internal non-IS systems (telecommunications, security, etc.) for Y2K compliance, This assessment will be completed by December 31, 1998, and the recommended remediations will be implemented by September of 1999.

         Furthermore, the task force is completing a risk assessment and contingency plans in regards to third party vendors. This is expected to be completed by March of 1999.

      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act Of 1995

          The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with obtaining financing with which to repay the Bridge Loan and undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

                                     Item 7A
           Quantitative and Qualitative Disclosures about Market Risk

          The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of July 26, 1998, the Company has long term debt and subordinated notes outstanding with a carrying value of $383 million and an estimated fair value of $398 million. The Company has entered into two interest rate protection agreements. These agreements are in connection with the Company's New Credit Facility and effectively swap variable interest rate borrowings to fixed rate borrowings. The total amount of the New Credit Facility that is effected by this agreement is $102.5 million. The rate for this portion of the New Credit Facility is fixed at is 5.68% plus an incremental rate based on the Company's leverage, and expires November 17, 2005. Total borrowings under the New Credit Facility are $194.2 million, leaving $91.7 million at a variable rate and, depending on the Company's leverage, the interest rate will be LIBOR plus 2.5% to 3.5%.

          Fixed interest rate debt outstanding as of July 26, 1998, excluding the New Credit Facility debt, was $190.0 million, carries an average interest rate of 10.86%, and matures as follows: $89 million in fiscal 1999, $11.9 million in fiscal 2000, $30.9 million in fiscal 2001, $6.6 million in fiscal 2002, $5.3 million in fiscal 2003, and $127.3 million in fiscal 2004 and after.

          The Company has also entered into two noncancellable interest rate swap agreements. The notional amount of both agreements is $120 million. The first swap agreement matures on July 15, 2001. In respect to this swap agreement, the Company receives interest at a rate of 12% per annum and pays interest out at a variable rate based on the notional amount of the swap agreement. The second swap agreement expires July 15, 2006 and requires the Company pay interest at a rate of 9% and receive interest at a variable rate based on the notional amount of the swap agreement. The two variable portions of the swap agreements offset each other until July 15, 2001. After that date the Company will be paying interest at a fixed rate of 9% and receiving interest at a variable rate. The variable rate of interest the Company would receive is based on the six month Libor, as of October 23, 1998 that rate was 4.965%.

                                     Item 8
                              Financial Statements

Selected Quarterly Operating Results

          The following table presents certain unaudited quarterly financial information of the Company for the eight quarters ended July 26, 1998. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.

Quarter Ended

                                Oct. 27,    Jan. 26,  Apr. 27,  Jul. 27,     Oct. 26,    Jan. 25,  Apr. 26,  Jul. 26,
                                  1996        1997     1997        1997        1997        1998      1998       1998
                                                                      (in thousands)
Revenues:
Resort ......................   $ 11,728    $59,418   $86,601   $  9,176    $13,811    $107,425   $144,641   $12,700
Real estate .................      1,569      1,740     2,674      2,485        810       7,890     40,914    12,229
                                 -------    -------   -------   --------    --------    -------    -------   --------
Total revenues ..............     13,297     61,158    89,275     11,661     14,621      115,315   185,555    24,929
                                 -------    -------   -------   --------    --------    -------    -------   --------

Operating expenses:
  Cost of operations ........     15,034     38,995    42,163     13,583     17,808       64,244    65,413    22,400
  Cost of real estate sold ..      1,032        935     2,913      1,933        925        5,223    28,334     9,810
  Marketing, general and
    administrative ..........      4,792      7,709     9,097      4,528      6,845       13,621    12,623     9,465
  Stock compensation charge..        ---        ---       ---        ---     14,254          ---      ---        ---
  Depreciation and
    amortization ............      1,527      7,344     8,075      1,347      1,506       15,009    17,960     3,491
                                 -------    -------   -------   --------    --------      -------   -------  --------
Total operating expenses ....     22,385     54,983    57,320     21,390     41,338       98,097    124,330   45,166
                                 -------    -------   -------   --------    --------      -------  --------  --------
Income (loss) from operations   $( 9,088)   $ 6,175   $27,027   $ (9,729)  ($26,717)     $17,218  $ 61,225  ($20,237)
                                 -------    -------   -------   --------    --------      -------   -------  --------




                                     Item 9
               Changes in and Disagreements with Accountants over
                      Accounting and Financial Disclosures

None

                                    PART III

                                     Item 10
                        Directors and Executive Officers

          The Charter and the bylaws of the Company provide that two-thirds of the Board of Directors of the Company shall be comprised of directors elected by the holders of the Class A Common Stock (the "Class A Directors") and one-third shall be comprised of directors elected by the holders of the Common Stock (the "Common Directors"). The directors are to serve staggered terms, with one-third of the directors elected for a one year term, one-third of the directors elected for a two year term, and one-third of the directors elected for a three year term. Currently, the Board of Directors is comprised of six members, four of which are Class A Directors and two of which are Common Directors. At the Company's December 8, 1998 annual meeting four Class A Directors will be elected by the holders of the Company's Class A Common Stock and three Common Directors will be elected by the holders of the Company's Common Stock.

Directors

Nominees for Common Directors

          Joel B. Alvord, Director. 60. Mr. Alvord was appointed a director of the Company on February 9, 1998. Mr. Alvord is currently President and Managing Director of Shawmut Capital Partners, Inc. Prior to joining Shawmut in 1996, he was Chairman of Fleet Financial Group for two years, after it was merged with Shawmut National Corporation. Mr. Alvord began his banking career in 1963. He became President of Hartford National Corporation in 1978 and served as Chief
Executive Officer of Shawmut National Corporation from 1987 to 1995. He is a director of Hartford Steam Boiler Inspection & Insurance Company (HSB Group), CUNO, Inc., and Fleet Financial Group. He has been a member of the Board of the Federal Reserve Bank of Boston and Swiss Reinsurance Company of North America. He is a trustee of the Wang Center for the Performing Arts, a trustee of The A.R.T., and an overseer of the Boston Symphony Orchestra and the Museum of Fine Arts.

          Christopher J. Nassetta, Director. 36. Mr. Nassetta was appointed a director of the Company on February 9, 1998. Mr. Nassetta is Executive Vice President and Chief Operating Officer for Host Marriott Corporation. Before joining Host Marriott in 1995, Mr. Nassetta co-founded Bailey Capital Corporation in 1991, where he was responsible for the operations of the real estate investment and advisory firm. Prior to founding Bailey Capital Corporation, Mr. Nassetta spent seven years with The Oliver Carr Company, serving as Chief Development Officer and as Development Director, as well as Vice President and Regional Partner. Currently, Mr. Nassetta serves on the Board of Trustees for Prime Group Realty Trust, and as a member of the McIntire School of Commerce Advisory Board for the University of Virginia.

          David B. Hawkes. 54. David B. Hawkes is a nominee to join the Board of Directors of the Company. He is currently a co-owner, consultant and business advisor of Cloudhawk, Inc., a management consulting firm which has offices in Maine and New Hampshire. He is also a part owner in New England Internet Services, Inc. Before founding Cloudhawk in 1993, Mr. Hawkes served as partner with KPMG Peat Marwick from 1970 to 1993, in charge of the firm's Portland, Maine tax practice. Mr. Hawkes is a member of the Board of Directors of several companies, including AAA of Northern New England, Bancroft & Martin, Inc., Mark Stimson Associates and Northland Health Group.

Nominees For Class A Directors

          Leslie B. Otten, Director, President and Chief Executive Officer. 49. Mr. Otten has served in his present capacity since the inception of the Company in July, 1997. In 1970, Mr. Otten joined Sherburne Corporation, then the parent company of Sunday River, Killington and Mount Snow. Mr. Otten became Assistant General Manager of Sunday River in 1972 and became General Manager of Sunday River in 1974. He has been a director and the President and Chief Executive Officer of the Company (or its predecessors) since 1980. Mr. Otten is currently a director and was previously chairman of the Portland Museum of Art, and is also a director of the Maine Chamber and Business Alliance, Maine Handicap Skiing, Gould Academy (a private secondary school) and Project Opportunity (a higher education scholarship program).

         Christopher E. Howard, Director, Senior Vice President, Acting Chief Financial Officer, General Counsel and Clerk. Chief Operating Officer and Senior Vice President, American Skiing Company Resort Properties, Inc. 41. Mr. Howard has been a director and officer of the Company since its inception in July, 1997. Mr. Howard joined the Company's subsidiary, ASC East, Inc., in 1996 after serving as its outside counsel. From 1982 to October, 1996, Mr. Howard practiced with Pierce Atwood, northern New England's largest law firm, where he was a partner and senior member of the firm with a practice emphasizing on corporate and real estate development. Mr. Howard organized and was the interim Chief Executive Officer of Maine's Employer's Mutual Insurance Company, Maine second largest insurance company. He serves on the Board of the Maine Governmental Facilities Authority and is a former member of the Board of the Maine Chamber of Commerce.
                                       43

          Gordon M. Gillies, Director. 54. Mr. Gillies was appointed as a director of the Company in February 9, 1998. Mr. Gillies retired as a Coast Guard Officer in 1970, attended the University of New Mexico (M.A. 1972) and Wake Forest University (J.D. 1976). Mr. Gillies practiced law in Maine from 1976 to 1991, when he retired from practice to join the faculty of Hebron Academy, a private boarding-day secondary school in Maine.

          Martel D. Wilson, Jr., Director. 61. Mr. Wilson was appointed as a director of the Company in August, 1998. Mr. Wilson is the former Vice President, Chief Financial Officer and Director of S-K-I Ltd., the owner and operator of the Killington, Mount Snow and Sugarloaf ski resorts, in which capacities he served from 1988 to 1996. He graduated from the University of Colorado and received an M.B.A. from Cornell University. Mr. Wilson is a Director and Chairman of the Board of Building Material Distributors, Inc. of Stockton, California, a building material wholesaler in California and Nevada ,and a director of Chittenden Corp., a bank holding company with subsidiaries in Massachusetts and Vermont. He is a past President and Director of the Rutland Region Chamber of Commerce, a past Trustee of the College of St. Joseph the Provider, a past President and Director of the Rutland Regional Medical Center, and past Chairman of the Board of Trustees of Comprehensive Health Resources, a health care holding company.

Executive Officers

         The following table sets forth the executive officers of the Company and its primary subsidiaries as of the date hereof:

         Name/Age                                 Position


Leslie B. Otten, 49           Director, President and Chief Executive Officer


Christopher E. Howard, 41     Director,  Senior Vice  President,
                              Acting Chief  Financial Officer,
                              General  Counsel  and  Clerk of  American  Skiing
                              Company;  Chief Operating Officer and
                              Senior Vice President of American Skiing Company
                              Resort Properties, Inc.

G. Christopher Brink, 45      Senior Vice President--Marketing

Warren C. Cook, 53            Chief  Operating  Officer,
                              Senior  Vice  President--Resort Operations

W. Scott Oldakowski, 35       Senior  Vice  President--Marketing  and  Sales  of
                              American Skiing Company Resort Properties, Inc.


Michael Meyers, 44            Senior Vice  President--Project  Delivery of
                              American Skiing  Company Resort Properties, Inc.

Gregory Spearn, 45            Senior Vice  President--Planning and Development
                              of American Skiing Company Resort Properties, Inc.


          For biographical information about Messrs. Otten and Howard, see "Directors."

         G. Christopher Brink, Senior Vice President--Marketing. Mr. Brink has been with the Company since 1993 and in his present capacity since July 1996. Prior to joining the Company, Mr. Brink served from 1991-1993 as a director of off-site sale centers for Marriott Vacation Ownership, Inc.

          Warren C. Cook, Chief Operating Officer, Senior Vice President--Resort Operations. Mr. Cook joined the Company in 1996 as Managing Director of Sugarloaf Mountain Corporation, upon ASC East's acquisition of that Company. Mr. Cook has served as Senior Vice President - Resort Operations of the Company since January, 1997, and as the Company's Chief Operating Officer since July 1998. Mr. Cook was President and Chief Executive Office of Sugarloaf Mountain Corporation from 1986 to 1996.

         W. Scott Oldakowski, Senior Vice President--Marketing and Sales, American Skiing Company Resort Properties, Inc. Mr. Oldakowski joined the Company in 1991 as an independent consultant on the Summit Hotel project before being hired as Director of Real Estate in 1993. He became Vice President of Real Estate Sales for the Company in 1995. From 1986 to 1991, he served as Director of Sales and Marketing at multiple resorts for Dunes Marketing Group, a resort development firm.

         Michael Meyers, Senior Vice President--Project Delivery, American Skiing Company Resort Properties, Inc. Mr. Meyers joined the Company in April
1995 and has led the development of five hotels for Grand Summit Resort Properties, Inc., a subsidiary of the Company. From 1989 to 1993, Mr. Meyers was Vice President at Stanmar Development, a real estate development firm. Immediately prior to joining the Company, he was chief operating officer from 1993 to 1995 for Massachusetts Industrial Finance Agency.

         Gregory Spearn, Senior Vice President--Planning and Development, American Skiing Company Resort Properties, Inc. Mr. Spearn joined the Company in the fall of 1997, specializing in master planning, entitlements and on-time/on-budget project delivery. From 1995 to 1997, he held the position of Senior Vice President of Intrawest Corporation. Prior to joining Intrawest he served as Senior Vice President, Development for the Polygon Group of Companies, a large private corporation engaged in the multi-family development and construction business in the Pacific Northwest, beginning in 1993.

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Such officers, directors and shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for Fiscal 1998, except that Messrs. Otten, Howard, Brink, Cook, Richardson and Mills each filed one late report on Form 3, and Mesrs. Alvord, Nassetta and Gillies each failed to make one required filing on Form 3.

Item 11. Executive Compensation.


                  Executive Compensation And Other Information
                           Summary Compensation Table

         The following table provides information concerning compensation paid by the Company to the Chief Executive Officer and the other four highest paid executive officers of the Company whose compensation was at least $100,000 for Fiscal 1998 (collectively, the "Named Executive Officers").

                                                         SUMMARY COMPENSATION TABLE
    Name and Principal      Fiscal               Annual Compensation                        Long-Term Compensation
         Position            Year
                                        Salary        Bonus       Other annual    Restricted      Securities         All other
                                                                  compensation       Stock        underlying       Compensation
                                                                                    Awards       Options/SARs
Leslie B. Otten              1998    $386,538.56      $---       $10,000.00(2)        ---         1,853,197             ---
   President and Chief       1997    $350,000.00      $---            $---            ---            ---                ---
   Executive Officer



Thomas M. Richardson         1998    $218,846.22   $30,000.00    $10,000.00(2)        ---          100,300              ---
   Chief Financial           1997    $170,000.00      $---            $---            ---            ---                ---
   Officer

Christopher E. Howard,       1998    $223,076.83   $61,271.25    $10,000.00(2)        ---          150,450              ---
   Chief Administrative      1997    $150,000.00   $      --     $       --           ---            ---                ---
   Officer

Burton R. Mills              1998    $191,923.11       $--       $227,955.52(1)       ---           80,240              ---
   Senior Vice President     1997    $170,000.00      $---            $---            ---            ---                ---
   - Mountain Operations

G. Christopher Brink         1998    $191,923.11       $--            $--             ---           80,240              ---
   Senior Vice President     1997    $170,000.00      $---            $---            ---            ---                ---
   - Marketing



(1) Represents compensation resulting from cash payment made by the Company to cover individual Federal and State income tax liability generated by exercising stock options.
(2) Represents compensation for attendance at meetings at the Board of Directors.

         The following table sets forth information concerning individual grants of stock options made under the 1997 Stock Option Plan during Fiscal 1998 for services rendered during Fiscal 1998 by each of the Named Executive Officers.

                        Option Grants During Fiscal 1998

                              Individual Grants                                    Potential realizable value at
                                                                                assumed annual rates of stock price
                                                                                 appreciation for option term (1)

                         NUMBER OF
                         SECURITIES    % OF TOTAL OPTIONS/   EXERCISE
                         UNDERLYING      SARS GRANTED TO        OR
                        OPTIONS/SARS    EMPLOYEES DURING    BASE PRICE   EXPIRATION
        NAME            GRANTED (#)        FISCAL 1998        ($/SH)        DATE         0% ($)         5% ($)         10% ($)

Leslie B. Otten          1,853,197            71.7%           $18.00      08/01/07        $---      $20,978,381.00  $53,163,337.00

Christopher E.            150,450             5.8%             $2.00      08/01/07    $2,407,200.00 $4,110,310.00   $6,723,214.00
Howard (2)

Thomas M. Richardson (2)  100,300             3.9%             $2.00      08/01/07    $1,604,800.00 $2,740,206.00   $4,482,143.00

Burton R. Mills (2)        80,240             3.1%             $2.00      08/01/07    $1,283,840.00 $2,192,165.00   $3,585,714.00

G. Christopher Brink (2)   80,240             3.1%             $2.00      08/01/07    $1,283,840.00 $2,192,165.00   $3,585,714.00


 (1) The potential realizable value uses the hypothetical rates specified by the Securities and Exchange Commission and is not intended to forecast future appreciation, if any, of the Company's Common Stock price.
 (2) The options granted to these Named Executive Officers include a cash payment on the date that the options are exercised to cover individual Federal and State income tax liability generated by exercising the options.


      The following table sets forth information concerning each exercise of stock options during Fiscal 1998 by each of the Named Executive Officers and the value of unexercised options at July 26, 1998.

                                             Aggregated Options/SAR Exercises During Fiscal Year Ended
                                             July 26, 1998, and Option/SAR Values as of July 26, 1998

                NAME                   SHARES ACQUIRED       VALUE           NUMBER OF               VALUE OF
                                         ON EXERCISE       REALIZED          SECURITIES             UNEXERCISED
                                             (#)              ($)            UNDERLYING            IN-THE-MONEY
                                                                             UNEXERCISED         OPTIONS/SARS (2)
                                                                          OPTIONS/SARS (2)

Leslie B. Otten                              N/A              ---                1,853,197/0           $   ---

Christopher E. Howard                        N/A              ---                  150,450/0           $1,589,128.13

Thomas M. Richardson                         N/A              ---                  100,300/0           $1,059,418.75

Burton R. Mills                            20,000        $246,103.40                60,240/0           $  636,285.00

G. Christopher Brink                         N/A              ---                   80,240/0           $  847,535.00



(1) The "Value of Unexercised In-the-Money Options/SARs at July 26, 1998" was calculated by determining the difference between the closing price on the New York Stock Exchange of the underlying Common Stock at July 24, 1998, of $12 9/16 and the exercise price of the option. An option is "In-the-Money" when the fair market value of the underlying Common Stock exceeds the exercise price of the option.

(2)       All of such Options/SARs are exerciseable.

                              Employment Agreements

         The Company does not currently have any employment agreements in place with its executive officers. The Compensation Committee of the Board of Directors is currently considering proposed employment agreements between the Company and Messrs. Otten and Howard.

                         Director Compensation and Fees

         The Company reimburses each member of the Board of Directors for expenses incurred in connection with attending Board and committee meetings. Directors receive $5,000 for attendance at each meeting of the Board, unless attendance is via telephone. The Company grants options to purchase 2,500 shares of Common Stock to non-employee directors upon their election and re-election to the Board of Directors. The stock options are fully vested at the time of granting and have a term of 10 years with an exercise price not less than fair market value as of the date of the grant.

                        Report On Executive Compensation

         The Compensation Committee of the Board of Directors (the "Committee") is comprised of Messrs. Alvord and Wilson, with Mr. Otten acting as an ex-officio member. The Committee is responsible for establishing and administering the Company's executive compensation programs and determining awards under the Company's 1997 Stock Option Plan.

         The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                             Compensation Philosophy

         The Committee's compensation philosophy is designed to support the Company's primary objective of creating long term value for shareholders. The Committee follows a three-prong compensation strategy applicable to the Company's executive officers, including the Chief Executive Officer ("CEO"), whereby each executive officer of the Company is compensated through three separate but related compensation schemes:

                    First,   each  executive  officer  receives  a  base  salary
          consistent with his or her core responsibilities;

                    Second, a short term bonus, generally determined annually, is established to provide reward and incentive for shorter term productivity;

                    Third, stock options are awarded under the Company's 1997 Stock Option Plan to provide a longer term incentive and reward longer term Company loyalty and performance.

         This  strategy  is  intended  to:  (i)  attract  and  retain   talented
executives; (ii) emphasize pay for performance; and (iii) encourage management stock ownership.

         The Internal Revenue Code imposes a limitation on the deduction for certain executive officers' compensation unless certain requirements are met. The Committee has carefully considered the impact of these tax laws and has taken certain actions intended to preserve the Company's tax deduction with respect to any affected compensation. The Company's 1997 Stock Option Plan qualifies for tax deductibility. The following are descriptions of the Company compensation programs for executive officers, including the CEO.

                                   Base Salary

         The Company generally establishes base salary ranges by considering compensation levels in similarly sized companies in the resort/leisure/hospitality industry and the real estate development industry. The base salary and performance of each executive officer is reviewed periodically (at least annually) by his or her immediate supervisor (or the Committee, in the case of the CEO) resulting in salary actions as appropriate. An executive officer's level of responsibility is the primary factor used in determining base salary. Individual performance and industry information are also considered in determining any salary adjustment. The Committee reviews and approves all executive officer salary adjustments as recommended by the CEO. The Committee reviews the performance of the CEO and establishes his base salary.

                                   Bonus Plan

         The Company has established an incentive compensation plan for executive officers of the Company, which is designed to provide rewards for shorter term productivity by key employees. The plan provides for payment of cash bonuses to executive officers if certain performance objectives established for each individual are met. Such objectives include maximization of the Company's EBITDA, development and sale of real estate assets, and consummation of strategic acquisitions which are accretive to earnings of the Company.


                                  Stock Option Plan

         The Company's 1997 Stock Option Plan is designed to align management interests with those of shareholders. In furtherance of this objective, the level of stock option grants for executive officers is determined by the Committee each year, typically in consultation with the CEO except with respect to the CEO himself. Awards for all employees (including all executive officers) are determined by giving equal consideration to base salary, level of responsibility and industry long-term compensation information.


                                                     Compensation Committee

                                                         /s/ Joel Alvord
                                                         /s/ Martel Wilson


                                Performance Graph

         The following graph compares the performance of the Company's Common Stock to the Russell 2000 and the Company's Peer Group Index*.

                                     GRAPHIC


                SKI     Russell 2000       Peer Group*
11/4/97         100         100                100
11/30/97        85           97                 99
12/31/97        88           99                 97
1/31/98         81           97                 97
2/28/98         88          104                108
3/31/98         99          109                116
4/30/98         91          109                114
5/31/98         79          103                109
6/30/98         76          103                113
7/24/98         74           99                102

         *The Company's Peer Group Index performance is weighted according to market capitalization.

         The total return graphic is presented for the approximate eight-month period since the Company's initial public offering. The total stockholder return assumes that $100 is invested at the beginning of the period in the Common Stock of the Company, The Russell 2000, and the Company's Peer Group. The Company's Peer Group, as selected by the Company, is comprised of Vail Resorts, Inc., Intrawest Corp., Fairfield Communities, Inc., Vistana Inc., Florida Panthers Holdings, Premier Parks, Inc., and Cedar Fair, L.P. The Company has selected this Peer Group because these companies operate in the Resort/Leisure/Hospitality sector or the Resort Real Estate Development sector. The Company included The Russell 2000 in the graph because the Company is included in such index and because there is no industry index for the Company's business. Total shareholder return is weighted according to market capitalization so that companies with a larger market capitalization have a greater impact on the Peer Group index results. Historical stock performance during this period may not be indicative of future stock performance.

                                     Item 12
         Security Ownership of Certain Beneficial Owners and Management.


         Set forth in the following table is the beneficial ownership of the Company's Common Stock and Class A Common Stock as of October 1, 1998, for all directors, nominees and the executive officers listed on the Summary Compensation Table and all directors, nominees and executive officers as a group. No director, nominee or executive officer owns more than 1% of the outstanding shares of Common Stock of the Company (including exercisable options), with the exception of Mr. Otten who owns approximately 15.6% of the total outstanding shares of Common Stock of the Company (including exercisable options) and all of the outstanding shares of Class A Common Stock of the Company. All directors and executive officers as a group own approximately 17.6% of the total outstanding shares of Common Stock of the Company (including exercisable options). No director or executive officer of the Company, other than Mr. Otten, owns any Class A Common Stock of the Company.



                                                Common Stock               Class A Common          Percent Of Class A
                                             Beneficially Owned       Stock Beneficially Owned      Common Stock And
                                                                                                      Common Stock
                                                                                                   Beneficially Owned

Directors and Named Executive Officers                 Percent of                    Percent of
                                            Shares        Class         Shares          Class


Leslie B. Otten (1)(6)                    2,716,530       15.6%     14,760,530          100%              54.4%

Christopher E. Howard (2)                    150,450      1.0%           ---             ---                *

Thomas M. Richardson (5)                     101,600        *            ---             ---                *

Burton R. Mills (2)                          60,240         *            ---             ---                *

G. Christopher Brink(2)                      80,240         *            ---             ---                *

Martel D. Wilson, Jr.(4)                    10,500          *            ---             ---                *

Gordon M. Gillies(2)                         2,500          *            ---             ---                *

Christopher J. Nassetta(2)                   2,500          *            ---             ---                *

Joel B. Alvord(4)                            6,500          *            ---             ---                *

David B. Hawkes                               500           *            ---             ---                *

Directors  and  Executive  Officers as a   3,131,560      17.6%       14,760,530        100%              55.0%
Group (10 persons) (3)

-----------------------------------------
* Less than one percent


(1) Includes 1,853,197 shares of Common Stock issuable under exercisable options granted under the Company's Stock Option Plan. Also includes 30,000 shares owned by Albert Otten Trust f/b/o Mildred Otten, as to which Mr. Otten is trustee and co-beneficiary. Does not include 20,060 shares of Common Stock issuable under exercisable options granted under Stock Option Plan to Mr. Otten's spouse, Christine Otten, as to which Mr. Otten disclaims beneficial ownership.

(2) All shares of Common Stock beneficially owned by such person are issuable under exercisable options granted under the Stock Option Plan.

(3) Includes 2,254,427 shares of Common Stock issuable under exercisable options granted under the Stock Option Plan.

(4) Includes 2,500 shares of Common Stock issuable under exercisable options granted under the Stock Option Plan.

(5) Includes 100,300 shares of Common Stock issuable under exercisable options granted under the Stock Option Plan.

(6) As of October 15, 1998, all of Mr. Otten's Common Shares and 9,200,000 of Mr. Otten's Class A shares were pledged to secure a margin loan from ING (U.S.) Capital Corporation, the proceeds of which were used by Mr. Otten to purchase approximately 833,333 shares of Common Stock of the Company in the Company's IPO on November 6, 1997. A default under this loan which is not cured within any applicable grace period would entitle ING to realize on this pledge and could result in a change in control of the Company.

                     Information As To Certain Shareholders

         Set forth below is certain information with respect to the only persons known to the Company who owned beneficially more than five percent of any class of the Company's voting securities as of October 1, 1998.

                                                Common Stock               Class A Common          Percent Of Class A
                                             Beneficially Owned       Stock Beneficially Owned      Common Stock And
                                                                                                      Common Stock
                                                                                                   Beneficially Owned


Five Percent                                           Percent of                    Percent of
Shareholders___________________           Shares          Class     Shares              Class


Leslie B. Otten  (1)                      2,716,530       15.0%     14,760,530          100%              53.0%
American Skiing Company
P.O. Box 450
Bethel, ME 04217

Madeleine LLC (2)                         2,348,746       13.1%          ---             ---              7.3%
c/o Cerberus
450 Park  Avenue
New York, NY  10022

State of Wisconsin Investment Board       2,525,000       16.3%          ---             ---              8.3%
 P.O. Box 7842
 Madison, WI 53707

Fusion Capital Management Inc.            1,063,700       6.9%           ---             ---              3.5%
 237 Park Avenue
 Suite 801
 New York, New York 10012


(1) Includes 1,853,197 shares of Common Stock issuable under exercisable options granted under the Stock Option Plan. Also includes 30,000 shares owned by Albert Otten Trust f/b/o Mildred Otten, as to which Mr. Otten is trustee and co-beneficiary. Does not include 20,060 shares of Common Stock issuable under exercisable options granted under Stock Option Plan to Mr. Otten's spouse, Christine Otten, as to which Mr. Otten disclaims beneficial ownership.
(2) Includes 2,348,746 shares of Common Stock issuable upon the conversion of such holder's shares of 10 1/4% Convertible Preferred Stock. Does not include up to 1,323,982 additional shares of Common Stock issuable upon conversion of the Company's 10 1/2% Convertible Preferred Stock as a result of the accrual of cumulative dividends thereon to the scheduled maturity of the redemption of such preferred stock.

                                     Item 13
                 Certain Relationships and Related Transactions.


          In June 1996, Sunday River Skiway Corporation, a subsidiary of the Company ("SRSC"), issued an unsecured demand note to Mr. Otten obligating SRSC to pay to Mr. Otten a total of $5.2 million. Interest on the note is calculated at 5.4% per expected annum. The note was issued to Mr. Otten for an amount equal to the income taxes to be paid by him in 1996 and 1997 with respect to the income of SRSC as an S corporation which was converted to a C corporation. The remaining principal amount of such note, as of July 26, 1998, was approximately $1.8 million.

          Christine Otten, Mr. Otten's spouse, is employed by the Company as its director of retail purchasing and is actively involved in its retail sales activities. During fiscal years 1996, 1997 and 1998, Ms. Otten received total compensation of $54,577, $51,600 and $51,600, respectively. In the first quarter of fiscal 1998, the Company granted Ms. Otten options to purchase up to 20,060 shares of Common Stock at a price of $2.00 per share. Ms. Otten is fully vested with respect to these shares. The options granted to Ms. Otten include a cash payment on the date of exercise to cover Federal and State income tax liability generated by exercising the options.

         Western Maine Leasing Co., a corporation wholly owned by Mr. Otten, presently leases items of heavy equipment to SRSC under short-term leases on terms believed by management to be comparable to those that could be obtained by SRSC from unaffiliated lessors of such equipment. In fiscal 1996, 1997 and 1998, payments under such leases totaled $37,000, $24,000 and $17,000, respectively.

         SRSC provides lodging management services for Ski Dorm, Inc., a corporation owned by Mr. Otten and his mother, which owns a ski dorm located near the Sunday River resort, on terms believed by management to be comparable to those that would be offered by SRSC to unaffiliated entities. In fiscal 1996, 1997 and 1998, payments by Ski Dorm, Inc., to SRSC totaled $90,000, $258,000 and $2,000, respectively. In addition, Ski Dorm, Inc., issued to SRSC a promissory note in 1995 in the principal amount of $265,000, of which $250,000 was outstanding at October 1, 1998. Such note is secured by a mortgage on real estate and related improvements owned by Ski Dorm, Inc. Interest on the note is charged at the prime rate plus 1 1/2% and principal and any accrued interest are due in December 1999.

         Mr. Otten borrowed funds from ING (U.S.) Capital Corporation to purchase Common Stock in the Company's IPO, and has pledged shares of Common Stock and Class A Common Stock to secure the loan. In connection with the loan, the Company entered into a registration rights agreement with the lender containing customary provisions pursuant to which the lender will have the right to require the Company to register with the Securities and Exchange Commission, at the Company's expense, the shares pledged by Mr. Otten to secure the loan.

                                     PART IV

                                     Item 14

         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:                                        Page

1.    Index  to  financial  statements,   financial  statement  schedules,
      and supplementary data, filed as part of this report:

          Report of Independent Accountants.........................................    F-1

          Consolidated Statement of Operations......................................    F-2

          Consolidated Balance Sheet ...............................................    F-2

          Consolidated Statement of Changes in Shareholders' Equity ................    F-4

          Consolidated Statement of Cash Flows......................................    F-6

          Notes to Consolidated Financial Statements................................    F-8

2. Financial Statement Schedules: All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.        Exhibits filed as part of this report:

Exhibit
No.                Description



3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-33483).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

4.2       Form  of  Statement  of  Resolution  Establishing  Shares  of 10  1/2%
          Repriced Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

4.3 Form of Indenture relating to 10 1/2% Repriced Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.1 Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.2 Assignment dated May 30, 1997, between Wold Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.3 Loan and Security Agreement dated as of October 1, 1984, among the State of Vermont (acting by and through the Vermont Industrial Development Authority), Sherburne Corporation, Proctor Bank and BankBoston, N.A. (incorporated by reference to Exhibit 10.16 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.4 Loan and Security Agreement dated as of October 1, 1984, among the State of Vermont (acting by and through the Vermont Industrial Development Authority), Mount Snow, Ltd., Proctor Bank and BankBoston, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.5 Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.6 Indenture dated as of June 28, 1996 among ASC East, certain Subsidiaries and United States Trust Company of New York, relating to Series A and Series B 12% Senior Subordinated Notes Due 2006 ( incorporated by reference to Exhibit 4.1 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.7 Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc. to former shareholders of Mt. Attitash Lift Corporation (incorporated by reference to Exhibit 10.34 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.8 Purchase Agreement dated as of April 13, 1994, among Mt. Attitash Lit Corporation, certain of its shareholders and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.35 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.9 Stock Purchase Agreement dated August 17, 1994, between Sugarloaf Mountain Corporation and S-K-I Ltd. (incorporated by reference to
          Exhibit 10.36 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.10 Acquisition Agreement dated May 16, 1995, among Sugarbush Resort Holdings, Inc., Sugarbush Resort Corporation, Snowridge, Inc., Sugar Ridge, Inc., Sugarbush Inn Corporation and Bev Ridge, Inc., (incorporated by reference to Exhibit 10.38 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.11 Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.12 Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.13 Lease Agreement dated as of July 1, 1993, between Snowridge, Inc. and Mountain Water Company (incorporated by reference to Exhibit 10.42 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.14 Lease Agreement dated as of March 1, 1988, between Snowridge, Inc. and Mountain Wastewater Treatment, Inc., (incorporated by reference to
          Exhibit 10.43 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.15 Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.16 Lease Agreement dated as of June 21, 1994, between the Town of Wilmington and Mount Snow, Ltd. (incorporated by reference to Exhibit
          10.46 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.17 Lease Agreement dated April 24, 1995, between Sargent, Inc. and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.47 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.18 Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated June 3, 1987 (incorporated by reference to Exhibit
          10.52 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.19 Agreement dated July 26, 1995, among Bombardier Corporation, Killington, Ltd., Mount Snow, Ltd., Waterville Valley Ski Area, Ltd., Bear Mountain, Ltd., and Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.55 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.20 Purchase and Sale Agreement dated as of August 30, 1996, among Waterville Valley Ski Area, Ltd., Cranmore, Inc., ASC East and Booth Creek Ski Acquisition Corp. (incorporated by reference to Exhibit
          10.61 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.21 Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.22 Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.23 Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.24 Loan and Security Agreement dated as of August 1, 1997, among Grand Summit Resort Properties, inc., the lenders listed therein and Textron Financial Corporation, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.71 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.25 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., to ASC East (incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.26 Purchase and Sale Agreement dated July 3, 1997, between Wolf Mountain Resorts, L.C., and ASC Utah (incorporated by reference to Exhibit
          10.74 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.27     Stock Option Plan  (incorporated  by reference to Exhibit 10.89 to the
          Company's   Registration  Statement  on  Form  S-1,  Registration  No.
          333-33483).

10.28 Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.29     Form  of   Non-Qualified   Stock   Option   Agreement   (Fully-Vested)
          (incorporated   by  reference  to  Exhibit   10.91  to  the  Company's
          Registration Statement on Form S-1, Registration No. 333-33483).

10.30     Form of Incentive Stock Option Agreement (incorporated by reference to
          Exhibit 10.92 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.31 Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.32 Amended and Restated Credit Agreement dated as of November 12, 1997, among ASC East, certain Subsidiaries as Borrowers and the Company, ASC West and certain Subsidiaries as Guarantors, the Lenders party thereto, BankBoston, N.A. as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders (incorporated by reference to Exhibit 1 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.33 Amended and Restated Credit Agreement dated as of November 12, 1997, among ASC Utah, ASC West and certain Subsidiaries as Borrowers, the Company as Guarantor, the Lenders party thereto, BankBoston, N.A. as Agent for the Lenders and DLJ Capital Funding, Inc. as Documentation Agent for the Lenders (incorporated by reference to Exhibit 2 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.34 Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.35 Contract on Sale by and between Orlando Resort Corporation and ELW Golf Group, Inc. (incorporated by reference to Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.36 First Amendment to Amended and Restated Credit Agreement dated as of July 20, 1998, among ASC East, certain Subsidiaries as Borrowers and the Company and certain Subsidiaries as Guarantors, the lenders party thereto and BankBoston, N.A. as agent for the lenders.

10.37 First Amendment to Amended and Restated Credit Agreement dated as of July 20, 1998, among ASC Utah, ASC West, and certain of its Subsidiaries as Borrowers, the Company as Guarantor, the lenders party thereto and BankBoston, N.A. as agent for the lenders

10.38 ISDA Master Lease Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998.

10.39 Credit Support Annex to ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998.

10.40 Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998.

10.41 Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees.

10.42 Purchase and Development Agreement by and among the Company, American Skiing Company Resort Properties, Inc., and Marriott Ownership Resorts, Inc., dated as of July 22, 1998 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated July 27, 1998).

11.1      Computation of earnings per share.

22.1      Subsidiaries of the Company.

23.1      Consent of Berry, Dunn, McNeil & Parker.

23.2      Consent of PriceWaterhouseCoopers, LLP.

24.1      Power of Attorney

27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

          During the Company's fourth fiscal quarter of 1998, the Company filed one report on Form 8-K dated July 27, 1998. In that report, the Company announced the execution of a joint venture agreement with Marriott Ownership Resort International pursuant to which Marriott is expected to build at least five 200 unit timeshare hotels at the Company's resorts. The joint venture agreement also includes collaborative marketing provisions between the two companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this instrument to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bethel, State of Maine, on this 26th day of October, 1998.

                                       American Skiing Company


                               By:  /s/ Leslie B. Otten
                                  --------------------------------
                                  Leslie B. Otten
                                  President and Chief Executive Officer
                                 (Principal Executive Officer)

                               By:  /s/ Christopher E. Howard
                                  --------------------------------
                                  Christopher E. Howard
                                  Senior Vice President, Chief Administrative
                                  Officer, General Counsel, Clerk and Chief
                                  Financial Officer
                                  (Principal Financial Officer)


                                By: /s/ Christopher D. Livak
                                   --------------------------------
                                    Christopher D. Livak
                                    Vice President-Accounting
                                    (Principal Accounting Officer)


                                By: /s/ Christopher E. Howard, attorney-in-fact
                                   --------------------------------
                                    Joel B. Alvord

                                By: /s/ Christopher E. Howard, attorney-in-fact
                                   --------------------------------
                                    Gordon M. Gillies, Director

                                By:
                                   --------------------------------
                                    Christopher J. Nassetta, Director


                                By:
                                   --------------------------------
                                    Martel D. Wilson, Director

                        POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned offices and directors of American Skiing Company hereby severally constitute and appoint Christopher E. Howard and Leslie B. Otten, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and generally to do all such things in our names and on our behalf in our capacities as offices and directors to enable American Skiing Company to comply with the provision of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report.

       Signature                 Title                             Date

                     Chairman  of the  Board of  Directors,
/s/ Leslie B. Otten President and Chief Executive Officer October 26, 1998 ------------------- (Principal Executive Officer)
Leslie B. Otten

                            Senior Vice President, Chief
/s/ Christopher E. Howard   Administrative Officer, General
--------------------------  Counsel, Clerk and Chief         October 26, 1998
Christopher E. Howard       Financial Officer,
                            (Principal Financial  Officer)


/s/ Joel B. Alvord
------------------------    Director                         October 26, 1998
Joel B. Alvord



--------------------------  Director                         October 26, 1998
Martel D. Wilson, Jr.


/s/ Gordon M. Gillies
--------------------------  Director                         October 26, 1998
Gordon M. Gillies



--------------------------- Director                         October 26, 1998
Christopher J. Nassetta

                        Report of Independent Accountants


October 14, 1998

To the Board of Directors and Shareholders of American Skiing Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Skiing Company and its subsidiaries at July 27, 1997 and July 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                     Consolidated Balance Sheet
                         (In thousands, except share and per share amounts)
                                                                                       July 27,        July 26,
                                                                                         1997            1998
Assets
Current assets
   Cash and cash equivalents                                                          $     15,558     $    15,370
   Restricted cash                                                                           2,812           4,946
   Accounts receivable                                                                       3,801           7,538
   Inventory                                                                                 7,282          13,353
   Prepaid expenses                                                                          1,579           3,709
   Deferred financing costs                                                                  1,338           1,246
   Deferred income taxes                                                                       422           1,413
                                                                                    --------------- ---------------

    Total current assets                                                                    32,792          47,575

Property and equipment, net                                                                252,346         521,139
Real estate developed for sale                                                              23,540          78,636
Goodwill                                                                                    10,664          76,301
Intangible assets                                                                                -          23,706
Deferred financing costs                                                                     8,093           7,966
Long-term investments                                                                        3,507           7,397
Other assets                                                                                 6,398          16,865
Restricted cash                                                                                  -           1,314
                                                                                    --------------- ---------------

    Total assets                                                                      $    337,340     $   780,899
                                                                                    --------------- ---------------

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
   Current portion of long-term debt                                                  $     39,748     $    43,698
   Current portion of subordinated notes and debentures                                          -             455
   Accounts payable and other current liabilities                                           25,738          44,372
   Deposits and deferred revenue                                                             4,379           8,895
   Demand note, Principal Shareholder                                                        1,933           1,846
                                                                                    --------------- ---------------

    Total current liabilities                                                               71,798          99,266

   Long-term debt, excluding current portion                                                46,833         211,570
   Subordinated notes and debentures, excluding current portion                            149,749         127,497
   Other long-term liabilities                                                               7,898          10,484
   Deposits and deferred revenue                                                                 -           1,320
   Deferred income taxes                                                                    28,514          22,719
   Minority interest in subsidiary                                                             626             375
                                                                                    --------------- ---------------

    Total liabilities                                                                      305,418         473,231

Commitments, lease contingencies and contingent liabilities (Note 13)

Mandatorily  redeemable  Series A 14%  Exchangeable  Preferred  Stock, par value
  $1,000  per  share,   70,179  shares   authorized;   17,500  shares  issued  and
  outstanding at July 27, 1997;  net of  unaccreted  issuance  costs  and  including accretion  of discount and cumulative dividends in arrears (redemption value of
  $18,537 at July 27, 1997)                                                                16,821               -

Mandatorily  redeemable 10 1/2% Repriced Convertible  Preferred Stock, par value
  $1,000  per  share,   40,000  shares   authorized;   36,626  shares  issued  and
  outstanding at July 26, 1998; including cumulative dividends in arrears
  (redemption value of $39,464) at July 26, 1998                                               -           39,464


Shareholders' Equity
Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized;
  14,760,530 issued and outstanding                                                            10             148
Common stock, par value of $.01 per share; 100,000,000 shares authorized;
  15,525,022 issued and outstanding                                                            -              155

Additional paid-in capital                                                                   2,786        267,890
Retained earnings                                                                           12,305             11
                                                                                    --------------- ---------------

    Total shareholders' equity                                                              15,101         268,204
                                                                                    --------------- ---------------
    Total liabilities, mandatorily redeemable preferred stock and shareholders'
    equity                                                                            $    337,340     $   780,899
                                                                                    --------------- ---------------



                                       Consolidated Statement of Operations
                                (In thousands, except share and per share amounts)

                                                                                       Year Ended

                                                                         July 28,        July 27,      July 26,
                                                                           1996            1997          1998
Net revenues:
   Resort                                                                  $ 63,489        $166,923       $278,577
   Real estate                                                                9,933           8,468         61,843
                                                                       -------------   ------------- --------------

    Total net revenues                                                       73,422         175,391        340,420
                                                                       -------------   ------------- --------------

Operating expenses:
   Resort                                                                    41,799         109,774        169,865
   Real estate                                                                5,844           6,813         44,292
   Marketing, general and administrative                                     11,289          26,126         42,554
   Stock compensation charge                                                      -               -         14,254
   Depreciation and amortization                                              6,783          18,293         37,966
                                                                       -------------   ------------- --------------

    Total operating expenses                                                 65,715         161,006        308,931
                                                                       -------------   ------------- --------------

Income from operations                                                        7,707          14,385         31,489
                                                                       -------------   ------------- --------------

Other expenses:
   Commitment fee                                                             1,447               -              -
   Interest expense                                                           4,699          23,730         34,575
                                                                       -------------   ------------- --------------

Income (loss) before provision (benefit) for income taxes and
minority interest in loss of subsidiary                                       1,561         (9,345)        (3,086)


Provision (benefit) for income taxes                                          3,906         (3,613)          (774)
Minority interest in loss of subsidiary                                       (108)           (250)          (445)
                                                                       -------------   ------------- --------------

Loss from continuing operations                                             (2,237)         (5,482)        (1,867)
                                                                       -------------   ------------- ---------------

Extraordinary loss, net of income tax benefit of $3,248                           -               -          5,081
                                                                       -------------   ------------- --------------

Net loss                                                                    (2,237)         (5,482)        (6,948)
                                                                       -------------   ------------- --------------

Accretion of discount and issuance costs and dividends accrued on
mandatorily redeemable preferred stock                                            -             444          5,346
                                                                       -------------   ------------- --------------

Net loss available to common shareholders                                  $(2,237)        $(5,926)      $(12,294)
                                                                       -------------   ------------  --------------

Basic and diluted loss per common share (Note 2):
   Continuing operations                                                   $ (2.37)        $ (5.61)      $  (0.07)
   Extraordinary loss                                                             -               -         (0.20)

   Net loss available to common shareholders                               $ (2.37)        $ (6.06)      $  (0.48)

Weighted average common shares outstanding                                      942             978         25,832
                                                                       -------------   ------------- --------------


                                             Consolidated Statement of Changes in Shareholders' Equity
                                                        (In thousands, except share amounts)

                                                                                    Class A     Additional
                                                                 Common stock    Common Stock     paid-in    Retained
                                                               Shares   Amount  Shares    Amount    Capital  earnings   Total



Balance at July 31, 1995                                      116,737  $  116          -  $    -    $ 1,660    $28,726   $30,502

  Net loss                                                         -        -          -       -          -     (2,237)   (2,237)

  Distributions to Principal Shareholder                           -        -          -       -          -     (8,358)   (8,358)

  Contributions                                                    -        -          -       -       1,020        -      1,020

  Conversion of affiliate company common stock to ASC
  common stock                                                822,431    (106)         -       -         106        -          -

  Issuance of shares of common stock                           39,132       -          -       -         976        -        976
                                                             ---------- -------- -------  ---------- -------- ---------  ----------

Balance at July 28, 1996                                      978,300      10          -       -        3,762    18,131   21,903

  Exchange of the Principal Shareholder's 96% interest in
  ASC East for 100% of the Common Stock of the Company       (939,168)    (10)         -       -            -         -      (10)

  Restatement of beginning of the year retained earnings
  for the establishment of the 4% minority interest in ASC
  East and share of earnings since inception                  (39,132)      -          -       -         (976)      100     (876)

  Issuance of Common Stock of the Company to the Principal
  Shareholder                                                1,000,000     10          -       -            -         -       10

  Conversion of Common Stock to Class A Common Stock        (1,000,000)   (10)   1,000,000     10           -         -        -

  Stock split in October 1997, accounted for retroactively           -      -    13,760,530    -            -         -        -

  Accretion of discount and issuance costs and dividends
  accrued on mandatorily redeemable preferred stock                  -      -            -     -            -        (444)    (444)

  Net loss                                                           -      -            -     -            -      (5,482)  (5,482)
                                                            ----------- -------- ---------- --------   ---------- --------  --------

  Balance at July 27, 1997                                          -      $ -    14,760,530 $  10      $  2,786   $12,305   $15,101



                                          Consolidated Statement of Changes in Shareholders' Equity
                                              (In thousands, except share amounts ) (Continued)
                                                                                    Class A        Additional
                                                             Common stock        Common Stock       paid-in     Retained
                                                          Shares     Amount     Shares     Amount   capital     earnings  Total

Balance at July 27, 1997                                          -   $  -    14,760,530   $   10      $   2,786   $12,305  $15,101

Shares issued pursuant to initial public offering        14,750,000    148            -         -        244,181        -   244,329

Issuance of Common Stock options                                  -      -            -         -          8,538        -     8,538

Conversion of Class A Common Stock                                -      -            -       138           (138)       -       -

Purchase of minority interest in subsidiary                 615,022      6            -         -          8,648        -     8,654

Original issue discount on Series A 14% Exchangeable
Preferred Stock and 14% Senior Exchangeable Notes                 -      -            -         -          1,841        -     1,841

Shares issued to purchase subsidiary                        140,000      1            -         -          1,994        -     1,995

Exercise of Common Stock options                             20,000      -            -         -             40        -        40

Accretion of discount and issuance costs and dividends
accrued on mandatorily redeemable preferred stock                 -      -            -         -             -    (5,346)   (5,346)

Net loss                                                          -      -            -         -             -    (6,948)  (12,294)
                                                       -------------  ------  ----------  ---------    ---------  -------  ---------

Balance at July 26, 1998                                 15,525,022   $ 155   14,760,530   $    148    $  267,890  $   11  $ 268,204
                                                       -------------  ------- ----------  ----------   ---------- -------- ---------



                                        Consolidated Statement of Cash Flows
                                                   (In thousands)

                                                                                       Year Ended
                                                                          --------------------------------------
                                                                          July 28,       July 27,       July 26,
                                                                            1996           1997           1998

Cash flows from operating activities:
   Net loss                                                                 $ (2,237)     $ (5,482)        $ (6,948)
   Adjustments to reconcile net loss to net cash provided by operating activities:
    Minority interest in loss of subsidiary                                     (108)         (250)            (445)
    Depreciation and amortization                                               6,783        18,293           37,966
    Amortization of discount on subordinated notes and debentures and
    other liabilities                                                             435         3,300            1,520
    Income tax expense on conversion of S Corporation to C corporation          5,552             -                -
    Deferred income taxes                                                     (1,940)       (3,332)          (3,910)
    Series A 14% Exchangeable Preferred Stock and 14% Senior Exchangeable
    Notes original issue discount                                                   -             -            1,639
    Stock compensation charge                                                       -             -           14,254
    Extraordinary loss on write-off of deferred financing costs                     -             -            3,242
    Gain on sale of assets                                                          -             -            (773)
    Decrease (increase) in assets:
      Restricted cash and investments held in escrow                                -        12,587          (3,448)
      Accounts receivable                                                         481       (1,343)          (3,608)
      Inventory                                                                 (373)       (2,257)          (2,088)
      Prepaid expenses                                                          (648)         1,792          (1,644)
      Real estate developed for sale                                            2,523      (21,976)         (25,950)
      Other assets                                                              (836)         (872)         (10,319)
    Increase (decrease) in liabilities:
      Accounts payable and other current liabilities                          (3,601)         6,794            2,413
      Deposits and deferred revenue                                               944           838            (866)
      Other long-term liabilities                                                 490       (1,304)            2,586
                                                                        -------------- ------------- ----------------

    Net cash provided by operating activities                                   7,465         6,788            3,621
                                                                        -------------- ------------- ----------------

Cash flows from investing activities:
   Payments for purchases of businesses, net of cash acquired                (97,079)       (6,959)        (291,773)
   Long-term investments                                                        (450)           836            1,110
   Capital expenditures                                                      (25,054)      (23,267)        (106,917)
   Proceeds from sale of property and equipment                                     -         2,626            7,227
   Cash payments on note receivable                                                 -           250              100
   Proceeds from sale of businesses                                                 -        14,408            5,702
   Other                                                                            -       (1,964)              248
                                                                        -------------- ------------- ----------------

    Net cash used in investing activities                                  $(122,583)     $(14,070)       $(384,303)
                                                                        -------------- ------------- ----------------



                                         Consolidated Statement of Cash Flows
                                               (In thousands) Continued

                                                                                           Year Ended
                                                                              -------------------------------------
                                                                             July 28,      July 27,        July 26,
                                                                               1996          1997            1998
Cash flows from financing activities:
   Net proceeds from (repayment of) Old Credit Facility                       $  40,301     $   14,766      $ (59,623)
   Net borrowings under New Credit Facility                                           -              -         194,227
   Net repayment  of line of credit                                              (5,776)              -               -
   Net repayment  of revolving credit loan                                      (17,101)              -               -
   Proceeds from (repayment of) subordinated notes and debentures, net of
   investments held in escrow                                                   121,126              -        (23,223)
   Proceeds from (repayment of) long-term debt                                 (11,806)        (6,654)          11,686
   Deferred financing costs                                                     (8,485)        (1,567)         (4,355)
   Payments on demand note, Principal Shareholder                                    -         (3,267)            (87)
   Advances to Principal Shareholder                                              (156)              -
   Distributions to shareholder                                                 (3,158)              -               -
   Proceeds from issuance of mandatorily redeemable securities                       -          16,377          17,500
   Capital contribution                                                           1,020              -               -
   Issuance of shares of common stock                                               976              -               -
   Proceeds from initial public offering, net                                         -              -         244,329
   Proceeds from exercise of stock options                                            -              -              40
                                                                           ------------- -------------- ---------------
    Net cash provided by financing activities                                   116,941         19,655         380,494
                                                                           ------------- -------------- ---------------

    Net increase (decrease) in cash and cash equivalents                          1,823         12,373           (188)

Cash and cash equivalents, beginning of year                                      1,362          3,185          15,558
                                                                           ------------- -------------- ---------------

Cash and cash equivalents, end of year                                         $  3,185    $    15,558     $    15,370
                                                                           ------------- -------------- ---------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                      $  2,408    $    20,998     $    36,583

   Cash paid (refunded) for income taxes                                             15         (1,492)             43

Supplemental schedule of noncash investing and financing activities:
   Property acquired under capitalized leases                                  $    435    $     7,824     $     9,832
   Notes payable issued for purchase of assets                                        -              -          14,232
   Liabilities assumed associated with purchased companies                       58,497          1,826          17,205
   Deferred tax asset (liability) associated with purchased companies          (28,372)              -           1,650
   Purchase price adjustments                                                         -          1,541               -
   Purchase price adjustments related to deferred taxes                               -          1,317           1,226
   Note payable issued for distribution to shareholder                            5,200              -               -
   Note payable issued for purchase of a business                                     -          6,500               -
   Note receivable received for sale of businesses                                    -          2,750               -
   Purchase of minority interest                                                      -            626             375
   Accretion of discount and issuance costs and dividends accrued on
     mandatorily redeemable preferred stock                                           -            444           5,346
   Exchange of mandatorily redeemable securities for 10 1/2%
     Repriced Convertible Preferred Stock                                             -              -          36,626
   Intangible asset assumed to purchase subsidiary                                    -              -           1,883



American Skiing Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Basis of Presentation

          American Skiing Company ("ASC") is organized as a holding company and operates through various subsidiaries. ASC and its subsidiaries (collectively, the "Company") operate in two business segments, ski resorts and real estate development. ASC East and ASC West are holding companies which are wholly-owned subsidiaries of ASC. ASC East and its wholly-owned subsidiaries (collectively "ASC East") operate the following resorts: Sugarloaf and Sunday River in Maine, Attitash Bear Peak in New Hampshire, and Killington, Mount Snow/Haystack and Sugarbush in Vermont. ASC West and its subsidiaries (collectively "ASC West") operate the following resorts: The Canyons in Utah, Steamboat Ski & Resort Corporation ("Steamboat") in Colorado, and Heavenly Valley Ski & Resort Corporation ("Heavenly") in California/Nevada. The Company performs its real estate development through two wholly-owned subsudairies, Grand Summit Rsort Properties, Inc. ("GSRP") and American Skiing Company Resort Properties, Inc. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies. For periods prior to June 17, 1997, the term "the Company" refers to ASC East and its subsidiaries, and after such date, to American Skiing Company and its subsidiaries (including ASC East). In 1997, the Company formed ASC Utah, a wholly-owned subsidiary, for the purpose of acquiring the Wolf Mountain ski area in Utah, which was subsequently renamed The Canyons. In August 1997, the Company formed ASC West for the purpose of acquiring Steamboat and Heavenly.

          ASC was formed on June 17, 1997, when Les Otten (the "Principal Shareholder") exchanged his 96% ownership interest in ASC East for 100% of the Common Stock of ASC. In conjunction with the formation of ASC, the Company recorded the 4% minority interest in ASC East. The minority interest in ASC East of $626,000 at July 27, 1997 is comprised of the fair market value of the stock when issued to the minority shareholders of $976,000, less the minority interest in the fiscal 1996 and 1997 losses of $100,000 and $250,000, respectively. On January 23, 1998, the Company and the holders of the minority interest in ASC East entered into an agreement whereby the Company issued 615,022 shares of Common Stock in exchange for all shares of ASC East common stock held by the minority shareholders.

          On October 10, 1997, the Company approved an increase in authorized shares of Common Stock, a new issue of Class A Common Stock, the conversion of 100% of the outstanding Common Stock to Class A Common Stock and a 14.76 for 1 stock split of Class A Common Stock. The stock split was given retroactive effect in the accompanying consolidated financial statements as of July 27, 1997.

          The Company consummated an initial public offering (the "Offering") on November 6, 1997. The Company sold 14.75 million shares of common stock in the Offering at a price of $18.00 per share. Net proceeds to the Company after expenses of the Offering totaled $244.3 million. Of the 14.75 million shares sold in the Offering, 833,000 shares were purchased by the Principal Shareholder of the Company.

          The Company acquired Heavenly and Steamboat on November 12, 1997 for approximately $300.5 million, including closing costs and adjustments. The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the results of operations of Steamboat and Heavenly subsequent to November 12, 1997.

2.       Summary of Significant Accounting Principles

          Principles of Consolidation

          The  accompanying   consolidated   financial  statements  include  the
accounts of American Skiing Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Fiscal Year

          The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 1996, 1997 and 1998 consisted of fifty-two weeks.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.

         Restricted Cash

         Restricted cash represents deposits that relate to pre-sales of real estate developed for sale held in escrow and guest advance deposits for lodging reservations. The cash will be available to the Company when the real estate units are sold or the lodging services are provided. Restricted cash classified as long-term represents deposits held in escrow relating to pre-sales with anticipated closing dates subsequent to fiscal 1999.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and mountain operating supplies.

         Property and Equipment

          Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets under capital leases are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its operating assets over the second and third quarters of its fiscal year.

2.       Summary of Significant Accounting Principles (continued)

         Real Estate Developed for Sale

          The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. Selling costs are charged to expense in the period in which the related revenue is recognized. Interest capitalized on real estate development projects during fiscal years 1996, 1997, and 1998 totaled $0, $473,000, and $2.4 million, respectively.

         Intangible Assets

          Intangible assets consist of goodwill and various other intangibles. The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions and also the purchase of a minority interest. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheet and are amortized using the straight-line method over their estimated useful lives as follows:

                  Goodwill                  40 years
                  Tradenames                40 years
                  Other intangibles         16 - 20 years

          Deferred  Financing  Costs

          Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization. Amortization is calculated using the straight-line method over the respective original lives of the applicable issues. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the interest method.

         Long-Term Investments

          Long-term investments are comprised of U.S. Treasury Securities, Obligations of U.S. Government corporations and agencies and corporate bonds. It is management's intent to hold these securities until maturity. These securities are carried at amortized cost, which approximates quoted market values at July 27, 1997 and July 26, 1998. Contractual maturities relating to these investments range from less than one year to five years at July 26, 1998. At July 26, 1998, long-term investments also include a 50% interest in a residential real estate partnership that was acquired with the purchase of Steamboat. The partnership interest, which is accounted for under the equity method, has a carrying value of $5.2 million at July 26, 1998.

         Long-Lived Assets

          The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable

2.       Summary of Significant Accounting Principles (continued)

intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of July 26, 1998, management believes that there has not been any impairment of the Company's long-lived assets, real estate developed for sale, goodwill or other identifiable intangibles.

         Revenue Recognition

          Resort revenues include sales of lift tickets, tuition from ski schools, golf course fees and other recreational activities, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized in equal amounts over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining revenue is generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred. Amounts received from pre-sales of real estate are recorded as deposits and deferred revenue in the accompanying consolidated balance sheet until the revenue is recognized. Deposits and deferred revenue classified as long-term represent deposits held in escrow relating to pre-sales with anticipated closing dates subsequent to fiscal 1999.

        Interest

          Interest is expensed as incurred except when it is capitalized in connection with major capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1996, 1997 and 1998, the Company incurred total interest cost of $5.1 million, $24.3 million, and $37.5 million respectively, of which $444,000, $575,000 and $2.9 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

         Employee Benefits

As of July 27, 1997, the Company maintained a number of profit sharing and savings plans pursuant to Section 401(k) of the Internal Revenue Code. In August 1997, the Company established the ASC 401(k) Retirement Plan pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") and subsequently rolled the previously existing plans into the Plan. The Plan allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Company's discretion. The Company made no contributions to the profit sharing plans for 1996, 1997 and 1998. Contributions to the savings plans for 1996 and 1997 totaled $87,000 and $301,000, respectively, while contributions to the Plan for 1998 totaled $225,000, excluding contributions to the Steamboat and Heavenly plans. On January 1, 1998, the Heavenly profit sharing plan was merged into the Plan. Management anticipates merging the Steamboat 401(k) plan into the Plan subsequent to year end. Contributions to the Steamboat and Heavenly plans for fiscal 1998 totaled $220,000 and $43,000, respectively.

         Advertising Costs

          Advertising costs are expensed the first time the advertising takes place. At July 27, 1997 and July 26, 1998, advertising costs of $384,000 and $407,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheet. Advertising expense for the years ended July 28, 1996, July 27, 1997 and July 26, 1998 was $5.7 million, $5.2 million and $7.6 million, respectively.

2.       Summary of Significant Accounting Principles (continued)

         Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the accompanying consolidated financial statements. Actual results could differ from those estimates.

         Seasonality

          The occurrence of adverse weather conditions during key periods of the ski season could adversely affect the Company's operating results. In addition, the Company's revenues are highly seasonal in nature, with the majority of its revenues historically being generated in the second and third fiscal quarters, of which a significant portion is produced in two key weeks - the Christmas and Presidents' Day vacation weeks.

         Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This pronouncement supersedes the previous methodology for the calculation of earnings per share as promulgated under APB Opinion No. 15. SFAS 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and the 10 1/2% Repriced Convertible Preferred Stock) and "diluted" earnings per share. The Company adopted SFAS 128 in fiscal 1998 and all prior periods presented were retroactively restated. For the years ended July 28, 1996, July 27, 1997 and July 26, 1998, basic and diluted loss per share are the same.

         Stock Compensation

          The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" (Note 14).

         Fair Value of Financial Instruments

          The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximates their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 26, 1998. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

2.       Summary of Significant Accounting Principles (continued)

          The estimated fair values of the Senior Subordinated Notes and other subordinated debentures at July 26, 1998 are presented below (in thousands):

                                                     Carrying           Fair
                                                      amount           value

12% Senior Subordinated Notes                     $   117,002      $   134,400
Other subordinated debentures                     $    10,950      $     8,667



         Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs.

          As described in Note 10, certain of the Company's subsidiaries had previously elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended, with income or loss and credits passed through to the Principal Shareholder. Concurrent with the acquisition of S-K-I, the subsidiaries' election to be treated as S Corporations terminated.

          Reclassifications

          Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the fiscal 1998 presentation.

3.       Business Acquisitions and Divestments

         Kamori Combined Enterprises Acquisition

          On November 12, 1997, the Company acquired all of the outstanding shares of common stock of Kamori Combined Entities (the "Kamori Acquisition") which included the Steamboat Ski & Resort Corporation in Steamboat Springs, Colorado ("Steamboat"), the Heavenly Valley Ski & Resort Corporation in Lake Tahoe, California/Nevada ("Heavenly") and the Sabal Point Golf Course in Orlando, Florida ("Sabal Point") for approximately $300.5 million, including closing costs and adjustments. Steamboat and Heavenly are major destination ski resorts while Sabal Point is a golf, tennis and swimming club. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to November 12, 1997 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition as follows (in thousands):

                                                              Fair value of
                                                                net assets
                                                                 acquired


Cash                                                            $  8,771
Accounts receivable                                                  129
Inventory                                                          3,983
Prepaid expenses                                                     486
Property and equipment, net                                      183,922
Asset held for sale                                                5,780
Real estate developed for sale                                    25,624
Goodwill                                                          60,177
Intangible assets                                                 22,200
Long-term investments                                              5,000
Other assets                                                         177
Deferred income taxes                                              2,443
                                                            -----------------

   Total assets                                                  318,692
                                                            -----------------

Accounts payable and other current liabilities                   (10,289)
Deposits and deferred revenue                                     (6,702)
Deferred income taxes                                               (793)
Minority interest                                                   (364)
                                                             -----------------

   Total liabilities                                             (18,148)
                                                             -----------------

   Net assets acquired                                     $     300,544
                                                              -----------------

          Amortization of goodwill and intangible assets charged to depreciation and amortization was $1.3 million and $544,000, respectively, for fiscal 1998.

          The asset held for sale per above of $5.8 million represents the carrying value of Sabal Point. Sabal Point was subsequently sold on February 2, 1998 for total proceeds of $5.7 million. As Sabal Point was identified as held for sale as of the Kamori Acquisition date, the operating results of Sabal Point from that date through February 2, 1998 were excluded from the Company's consolidated operating results and were included in the determination of the carrying value of $5.8 million. No gain or loss was recognized from the sale of Sabal Point as the difference between the carrying value and the proceeds was treated as an adjustment to the original purchase price allocation.

          The minority interest of $375 at July 26, 1998 is comprised of the balance of $364 as of the Kamori Acquisition date and the minority interest in the income of the subsidiary of $11 for fiscal 1998. This amount is included in the minority interest in loss of subsidiary in the accompanying consolidated statement of operations.

          Amortization of goodwill and intangible assets charged to depreciation and amortization was $1.3 million and $544,000, respectively, for fiscal 1998.

          The following unaudited pro forma financial information for the Company gives effect to the Kamori Acquisition as if the transaction had occurred on July 29, 1996 (in thousands, except per share amounts):

                                           Year             Year
                                           ended           ended
                                         July 27,         July 26,
                                           1997             1998
                                        (unaudited)       (unaudited)

Revenues                                 $   263,923      $   344,026
                                       --------------  ---------------
Loss from continuing operations          $    (3,874)     $    (9,416)
Net loss                                 $    (4,318)     $   (19,843)
                                       --------------  ---------------

Basic and diluted loss per common share:
  Continuing operations                  $     (0.13)     $     (0.31)
  Extraordinary loss                               -            (0.17)
  Net loss available to
  common shareholders                    $     (0.15)     $     (0.66)
                                        --------------  ---------------



          These pro forma  comparative  purposes
only and do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred on the date indicated.

         S-K-I Acquisition

     On June 28, 1996, the Company acquired all the outstanding shares of common stock of S-K-I (the "S-K-I Acquisition") for approximately $104.6 million, including direct costs and liabilities assumed (excluding deferred taxes) of $58.5 million. The significant companies purchased in the S-K-I Acquisition included SKI Insurance and the Killington, Mount Snow/Haystack, Waterville Valley and Sugarloaf ski resorts. Subsequent to the S-K-I Acquisition, all companies were wholly-owned, except for Sugarloaf, which was 51% owned. The S-K-I Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to June 28, 1996 are included in the accompanying consolidated financial statements.

          Amortization of goodwill charged to depreciation and amortization amounted to $14,000, $217,000 and $274,000 for 1996, 1997 and 1998,
respectively. Accumulated amortization of goodwill amounted to $231,000 and $505,000 at July 27, 1997 and July 26, 1998, respectively.

          Pursuant to a consent decree with the U.S. Department of Justice in connection with the S-K-I Acquisition, the Company sold the assets constituting the Mt. Cranmore and Waterville Valley resorts for $17.2 million on November 27, 1996.

          The following unaudited pro forma financial information presents the consolidated results of operations as if the S-K-I Acquisition, the divestitures of Mt. Cranmore and Waterville Valley, the purchase of the remaining 49% minority interest of Sugarloaf, and the termination of the S Corporation status of certain of the Company's wholly-owned subsidiaries had occurred on July 31, 1995 (in thousands except per share amounts):

                                                                Year ended
                                                                  July 28,
                                                                   1996
                                                                 (unaudited)

Revenues                                                    $     171,666
                                                           --------------------

  Net loss                                                  $      (3,785)
                                                           --------------------

  Net loss per share                                        $      (3.87)
                                                           --------------------



          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred on the date indicated.

         Other Acquisitions

          On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf for $2.0 million cash. In connection with the purchase, the Company recorded a liability in the amount of $492,000 to provide for contingent consideration that may be paid pursuant to the purchase agreement. During 1998, the Company paid contingent consideration of $331,000. The remaining balance of the liability at July 26, 1998 of $161,000 is included in other long-term liabilities in the accompanying consolidated balance sheet. In connection with the purchase of Sugarloaf, the Company paid certain debt in advance of its maturity and incurred a prepayment penalty of $600,000. The prepayment penalty is recorded in interest expense in the accompanying consolidated statement of operations for the year ended July 27, 1997.

          In November 1996, the Company purchased the Pico Ski Resort for a total purchase price of $5.0 million. The purchase price includes a cash payment of $3.4 million and assumed liabilities of $1.6 million.

          In July 1997, the Company purchased The Canyons for a total purchase price of $8.3 million. The purchase price includes a cash payment of $1.6 million, assumed liabilities of $200,000 and the issuance of a note payable in the amount of $6.5 million.

4.       Property and Equipment

          Property and equipment consists of the following (in thousands):

                                                                              July 27,   July 26,
                                                                                 1997     1998

Buildings and grounds ....................................................   $ 69,635   $159,841
Machinery and equipment ..................................................     61,218    108,046
Lifts and lift lines .....................................................     60,769    158,074
Trails ...................................................................     11,667     36,072
Land improvements ........................................................     18,096     24,612
                                                                             --------   --------

                                                                              221,385    486,645

Less - accumulated depreciation and amortization .........................     36,940     69,817
                                                                             --------   --------

                                                                              184,445    416,828

Land .....................................................................     49,160     73,755
Construction-in-process ..................................................     18,741     30,556
                                                                             --------   --------

Property and equipment, net ..............................................   $252,346   $521,139
                                                                             --------   --------



          Property and equipment includes approximately $10.7 million and $19.3 million of machinery and equipment and lifts held under capital leases at July 27, 1997 and July 26, 1998, respectively. At July 27, 1997 and July 26, 1998, related accumulated amortization on property and equipment under capital leases was approximately $2.3 million and $3.8 million, respectively. Amortization expense for property and equipment under capital leases was approximately $493,000, $1.6 million and $2.2 million for 1996, 1997 and 1998, respectively. Total depreciation and amortization expense relating to all property and equipment was $6.7 million, $16.6 million and $34.0 million for 1996, 1997 and 1998, respectively.


5.       Note Receivable

          In connection with the sale of Mt. Cranmore and Waterville Valley in November 1996, the Company received a promissory note in the amount of $2.8 million. Interest on the note is charged at a rate of 12% per annum and is payable semi-annually on December 31 and June 30. The note is payable in annual installments ranging from $100,000 to $350,000 beginning in January 1997 through January 2003, with the remaining balance to be paid in June 2004. The balance of the note at July 27, 1997 and July 26, 1998 was $2.5 million and $2.4 million, respectively and is included in other assets in the accompanying consolidated balance sheet.

6.       Demand Note, Principal Shareholder

          In June 1996, prior to the S-K-I Acquisition, the Company delivered to the Principal Shareholder a demand note in the principal amount of $5.2 million for the amount expected to become payable by the Principal Shareholder in 1996 and 1997 for income taxes with respect to the Company's income as an S
Corporation through the date of the S-K-I Acquisition. The demand note is unsecured and bears interest at 5.4% per annum, the applicable federal rate in effect at the time of issuance. The amount in the accompanying consolidated balance sheet at July 26, 1998 of $1.8 million will remain payable until all related open tax years are closed.

7.       Long-Term Debt

         Long-term debt consists of (dollar amounts in thousands):

                                                                                      July 27,        July 26,
                                                                                        1997            1998

Senior Credit Facility (Note 9) ....................................................   $55,067        $194,227

Real estate  development  note  payable  with a face value of $55,000.  The note bears interest at 10% per annum which is accrued  monthly.  Principal and interest on the note are payable as real estate  quartershares  are sold.  Any  remaining principal  and  accrued  interest are due in  January 2001. The note is
collateralized by the real estate developed for sale of GSRP .......................      --            31,411

Note  payable  with a face value of $2,250.  The note bears  interest  at 9% per annum which is payable monthly beginning January 1998 for a
15-year term.  The principal is due in full in December 2012  ......................     --              2,250

Note  payable  with a face value of $2,000.  The note bears  interest at 10% per annum which is payable upon the maturity of the note. A principal payment of $1,000 is due in June 1999. The remaining principal and
accrued interest are due in June 2000  .............................................     --              2,000

Subordinated  debentures  issued  with an  original  face value of $2,151.  The initial coupon rate is 6% per annum and is adjusted  annually in accordance with the agreement. Interest is payable annually in May beginning in 1995, net
debentures mature in April 2002 ...................................................     1,777           1,844

Note  payable  with a face value of $1,720.  The note bears  interest at 12% per annum which is payable quarterly, in arrears, beginning October 1998.
The principal is due in full in July 2000 .........................................        --            1,720

Note payable with a face value of $1,600.  Interest is payable monthly beginning
January 1998 for a 30-year term. The interest rate is 7% per annum for the first
10 years,  8.44% per annum for the  second 10 years and 10.55% per annum for the
final 10 years. The principal is due in full in December 2027  ......................      --            1,600

Note  payable  with a face value of $1,000.  The note bears  interest at 14% per annum which is payable monthly beginning in August 1997. The principal is due in
full in July 2000  ......................................... ......................       --             1,000



7.       Long-Term Debt (continued)

                                                                                 July 27,      July 26,
                                                                                   1997          1998



Vermont Industrial Development Bonds, with interest rates that fluctuate between
4.03% and 4.50%.  Principal is due in varying  installments  through 1999 and is
secured by certain machinery, equipment and real estate. .....................      $1,005      $  520

Note  payable  in an  aggregate  principal  amount  of  $6,500  to  finance  the acquisition of The Canyons  resort.  The note bore interest at 12% per annum and was payable monthly. The principal was payable in two installments:  $4,200 upon
the effective date of the Company's Offering and $2,300 in January 1998. .....       6,500          -

Note payable with a face value of $8,500 to finance the  acquisition of land for a hotel at the Attitash  Bear Peak resort.  The note bore  interest at a rate of
9.5% per annum. The debt was paid in full in fiscal 1998......................       4,250          -

Note  payable  with an  original  face  value of  $6,120  (a  discount  has been reflected  based on an imputed  interest  rate of 9.5%) and an interest  rate of
6.25%.  Interest  was  payable  quarterly  beginning  in June 1995.  A principal payment  of $620  was made in  November  1995 and the  remaining  principal  and
accrued   interest   outstanding  were  due  in  December  1999.  The  note  was collateralized by certain assets as defined in the loan agreement. In connection with the prepayment of this debt,  the Company  recorded an  extraordinary  loss before income tax benefit of $325 representing the unamortized original issue
discount......................................................................       5,128         -

Note  payable  in the  amount of  $2,311. The note bore  interest at the greater of 9% or prime plus 1%, which was due in June of each year  beginning  in 1995.
Principal  payments  of $154 were due in June beginning  in 1997 and the balance was due in June 2003.  The Company  paid this debt in full in fiscal 1998 prior
to its maturity. ......................... ...................................       2,158         -

Note  payable  with face value of $1,000 to  finance  the  purchase  of a retail store. The note does not accrue interest.  The principal is due as follows: $300 in August  1998;  $200 in August  1999;  $200 in August  2000 and $300 in August
2001. .....................................................................             -       1,000

Note  payable  with face value of $2,294.  The note bears  interest at 7.83% per annum.  Interest and  principal  payments of $22 are payable  monthly  beginning
March 1998.  The remaining  principal  and accrued  interest are due in February
2003. ....................................................................              -       2,255


Obligations under capital leases ..........................................          7,840     12,664

Other notes payable .......................................................          2,856      2,777
                                                                                -----------    ---------

                                                                                $   86,581   $ 255,268

                                                                                -----------   ---------

Less: current portion ....................................................          39,748      43,698
                                                                                -----------   ----------

Long-term debt, excluding current portion ................................      $   46,833   $ 211,570

                                                                                -----------  -----------




          The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 26, 1998.

         The non-current portion of long-term debt matures as follows (in thousands):

           2000                                              $       12,263
           2001                                                      31,336
           2002                                                       6,042
           2003                                                       4,177
           2004 and thereafter                                      159,860
           Interest related to capitalized leases                    (1,768)
           Debt discount                                               (340)
                                                           --------------------

                                                              $     211,570
                                                           --------------------

         At July 26, 1998, the Company had letters of credit outstanding totaling $4.3 million.


8.       Subordinated Notes and Debentures

          On June 25, 1996, in connection with the S-K-I Acquisition, ASC East issued $120.0 million of 12% Senior Subordinated Notes (the "Notes"), $39.1 million of 13.75% Subordinated Discount Notes (the "Subordinated Notes") and 39,132 shares of its common stock in a private placement. Pursuant to a registration rights agreement, ASC East filed a registration statement with respect to an offer to exchange the Notes and Subordinated Notes for a new issue of notes of ASC East registered under the Securities Act of 1933, with identical terms. The registration statement became effective in November 1996. The Notes and Subordinated Notes are general unsecured obligations of ASC East, subordinated in right of payment to all existing and future senior debt of ASC East, including all borrowings of the Company under the Senior Credit Facility. The Notes and Subordinated Notes mature July 15, 2006 and January 15, 2007, respectively, and will be redeemable at the option of ASC East, in whole or in part, at any time after July 15, 2001. ASC East incurred deferred financing costs totaling $7.9 million in connection with the issuance of the Notes and Subordinated Notes which are recorded as deferred financing costs, net of accumulated amortization, in the accompanying consolidated balance sheet. Amortization expense included in the accompanying consolidated statement of operations for the years ended July 28, 1996, July 27, 1997 and July 26, 1998 amounted to $58,000, $781,000 and $ 712,600, respectively.

          The Notes were issued with an original issue discount of $3.4 million. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1997. Interest expense on the Notes amounted to $1.1 million in 1996 and $14.6 million in both 1997 and 1998.

          Concurrently with the Offering, the Company solicited and received the required consents from the holders of the Notes to amend the Notes indenture to permit the consummation of the Offering without requiring the Company to make a Change of Control Offer (as defined). In connection with the consent solicitation, the Company paid a customary fee to the consenting holders of the Notes.

          The Company entered into two cancelable interest rate swap agreements (the "Swap Agreements") with BankBoston, N.A. ("BankBoston") with an effective date of February 9, 1998 (the "Effective Date") to manage the interest rate risk associated with the Notes. The notional amount of both Swap Agreements of $120.0 million is equal to the face value of the Notes. The first Swap Agreement matures on July 15, 2001, the date on which the related Notes first become redeemable at the option of the Company. The second Swap Agreement matures on July 15, 2006, the date on which the related Notes mature. From the Effective Date through July 15, 2001, the Swap Agreements effectively reduce the Company's cash outflow relating to the payment of interest on the Notes from 12% to 9.01%, with the Company's payment of interest to BankBoston at 9.01% of the notional amount and BankBoston's payment of interest to the Company at 12% of the notional amount. The reduction in the net cash outflow for interest had no impact on the accompanying consolidated statement of operations as the net swap receipt from BankBoston of $1.6 million for the period from the Effective Date through July 26, 1998 is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company will accrue interest expense on the cumulative net swap receipt over the period of the first Swap Agreement. This other long-term liability, including accrued interest thereon, will be amortized as a credit to interest expense over the period from July 15, 2001 to July 15, 2006. Under the second Swap Agreement, which will remain in effect for the period from July 15, 2001 to July 15, 2006, the Company will make interest payments to BankBoston at 9.01% of the notional amount while BankBoston will make interest payments back to the Company at the LIBOR rate in effect at that time. Depending on the LIBOR rate in effect during the second Swap Agreement, the Company's interest rate exposure and its related impact on interest expense and net cash outflow may increase or decrease from the fixed rate under the Notes of 12%. The Company is exposed to credit loss in the event of nonperformance by the other party to the Swap Agreements; however, nonperformance is not anticipated.

          The Subordinated Notes were issued with an original issue discount of $19.0 million. Under the terms of the indenture, interest on the Subordinated Notes was not to accrue prior to July 15, 2001; thereafter, interest was to accrue at the rate of 13.75% per annum and was to be payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2002. Interest expense on the Subordinated Notes amounted to $206,000, $2.9 million and $1.4 million in 1996, 1997 and 1998, respectively. The shares of common stock issued with the Subordinated Notes represented 4% of the total common stock outstanding of ASC East and were valued at $976,000 as of June 28, 1996.

          On January 26, 1998, the Company and the holders of the 4% of the outstanding shares of ASC East entered into an agreement whereby the Company issued 615,022 shares of its Common Stock in exchange for all ASC East common stock shares not owned by the Company. In connection with the exchange, the Company recorded $8.5 million of goodwill which represented the excess of the fair market value of the common stock exchanged relative to the carrying value of the minority interest. Amortization expense relating to the goodwill was $127,000 for the year ended July 26, 1998.

          A portion of the proceeds from the New Credit Facility (Note 9) were used to redeem all of the outstanding Subordinated Notes. The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded extraordinary losses before any benefit for income taxes of approximately $4.3 million related to the prepayment of the Subordinated Notes and $1.0 million related to the write-off of deferred financing costs. These losses are included in the total extraordinary loss in the accompanying consolidated statement of operations for the year ended July 26, 1998.

          Other subordinated debentures owed by the Company at July 26, 1998 are due as follows (in thousands):

                                  Interest       Principal
Year                                Rate           Amount

1999                                 6%           $      455
2000                                 6%                  673
2001                                 8%                  525
2002                                 8%                  549
2003                                 8%                1,074
2004                                 8%                1,466
2010                                 8%                1,292
2012                                 6%                1,155
2013                                 6%                1,065
2015                                 6%                1,500
2016                                 6%                1,196
                                                    ------------
                                                   $  10,950
                                                    ------------


9.       Senior Credit Facility

          In connection with the Offering, the Company entered into a new credit facility (the "New Credit Facility") with BankBoston on November 12, 1997 and repaid the indebtedness under the Company's then existing credit facility (the "Old Credit Facility"). In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing costs of $1.2 million and incurred prepayment penalties of $433,000. These amounts are included in the total extraordinary loss in the accompanying consolidated statement of operations. On November 13, 1997, BankBoston, as agent, syndicated the New Credit Facility to a group of participating lenders (the "Banks").

          The New Credit Facility is divided into two sub-facilities, $75.0 million of which is available for borrowings by ASC East and its subsidiaries (the "East Facility") and $140.0 million of which is available for borrowings by the Company excluding ASC East and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $45.0 million and an eight-year term facility in the amount of $30.0 million. The West Facility consists of a six-year revolving facility in the amount of $75.0 million and an eight-year term facility in the amount of $75.0 million.

          The revolving facilities are subject to an annual requirement to reduce the outstanding debt to a balance of not more than $10.0 million for the East Facility and not more that $45.0 million for the West Facility for a period of 30 days. The maximum availability under the revolving facilities will reduce over the term of the New Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the New Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35.0 million. The New Credit Facility contains affirmative, negative and financial covenants including maintenance of debt to EBITDA, minimum net worth, EBITDA to interest expense, and cash flow to debt service financial ratios. Except for the debt to EBITDA and minimum net worth ratios, which are calculated at both the ASC consolidated level and at the ASC East and ASC West levels, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the New Credit Facility into sub-facilities.

          At July 26, 1998, the revolving portion of the East and West Facilities had outstanding borrowings of $28.0 million and $54.0 million, respectively under LIBOR contracts which bear interest at rates ranging from 8.09% to 8.48% per annum. At July 26, 1998, both the East and West Facilities had outstanding borrowings of $1.0 million in Money Market accounts which bear interest at rates ranging from 8.06% to 8.47%. The balance of the borrowings outstanding at year end under the East and West Facilities of $537,000 and $895,000, respectively, bear interest at the greater of BankBoston's base rate or the Federal Funds Rate plus 1% per annum. At July 26, 1998, the LIBOR, Money Market and Base rates were 8.16%, 8.06% and 9.5%, respectively. At July 26, 1998, the term portion of the East and West Facilities had outstanding borrowings of $30.0 million and $75.0 million, respectively, and bear interest at rates ranging from 8.59% to 8.98%. Both the revolving and term portions of the New Credit Facility accrue interest daily and pay interest quarterly, in arrears, commencing January 31, 1998. At July 26, 1998, accrued interest for the East and West Facilities were $1.2 million and $2.6 million, respectively. The East Facility is secured by substantially all the assets of ASC East and its subsidiaries, except the real estate development subsidiaries, which are not borrowers under the New Credit Facility. The West Facility is secured by substantially all the assets of ASC West and its subsidiaries.

          In November 1997, the Company paid financing fees with respect to the New Credit Facility of 1.75% of the total commitment, or $3.8 million to the Banks. The Company has capitalized these fees and certain other debt related costs and is amortizing them over the term of the New Credit Facility. Total unamortized financing fees relating to the New Credit Facility recorded in deferred financing costs in the accompanying consolidated balance sheet were $3.9 million at July 26, 1998.

10.      Income Taxes

          Prior to June 28, 1996, certain subsidiaries of the Company (the "S Corporations") had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. Accordingly, no income tax provision or liability was made for these companies for the period July 31, 1995 to June 28, 1996. For federal and state income tax purposes, taxable income, losses, and tax credits were passed through to the Principal Shareholder, who was individually responsible for reporting his share of such items. The Company distributed to the Principal Shareholder amounts sufficient to pay his personal income taxes based on the S Corporations' earnings.

          In conjunction with the S-K-I Acquisition, the S Corporations changed from S Corporation status to C Corporation status. As a result, the income or loss of the former S Corporations from June 29, 1996 will be subject to corporate income tax. The income tax provisions described below include the income taxes related to the S Corporations since June 29, 1996.

          At the time of the conversion of the S Corporations to C Corporation status, a net deferred tax liability of $5.6 million was recorded through the income tax provision. This deferred tax liability was primarily comprised of the tax effect of the cumulative book and tax basis differences of property and equipment at the time of the conversion.

          Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax provision (benefit) represents the change in the net deferred tax asset or liability balance.

          The provision (benefit) for income taxes charged to continuing operations was as follows (in thousands):

                                                    Year ended
                                    July 28,         July 27,        July 26,
                                      1996             1997            1998

Current tax provision
   Federal                          $    -            $   -           $   -
   State                                 -                -               -
                                 --------------   --------------  --------------

                                         -                -               -
                                 --------------   --------------  --------------

Deferred tax provision (benefit)
   Federal                            (1,330)          (2,815)             580
   State                                (316)            (798)         (1,354)
                                 --------------   --------------  --------------

                                      (1,646)          (3,613)           (774)
                                 --------------   --------------  --------------

Change in tax status from S Corporation
  to C Corporation                      5,552                -               -
                                 --------------   --------------  --------------

      Total provision (benefit)    $    3,906     $    (3,613)        $  (774)
                                 --------------   --------------  --------------

         Deferred tax liabilities (assets) are comprised of the following at July 27, 1997 and July 26, 1998 (in thousands):

                                                                             July 27,         July 26,
                                                                               1997             1998

Property and equipment basis differential .........................         $     40,040     $     43,992
Other .............................................................                  907              880
                                                                           --------------   --------------

Gross deferred tax liabilities ....................................               40,947           44,872
                                                                           --------------   --------------

Tax loss and credit carryforwards .................................             (16,766)         (15,017)
Capitalized cost ..................................................                (543)          (1,042)
Original issue discount on Subordinated Notes .....................              (1,212)                -
Stock option compensation .........................................                    -          (4,939)
Reserves and accruals .............................................              (1,361)          (3,527)
Other .............................................................                (228)          (1,488)
                                                                           --------------   --------------

Gross deferred tax assets .........................................             (20,110)         (26,013)

Valuation allowance ...............................................                7,255            2,447
                                                                           --------------   --------------

                                                                            $     28,092     $     21,306
                                                                           --------------   --------------


          The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes, minority interest in loss of subsidiary and extraordinary loss as a result of the following differences (in thousands):


                                                                                    Year ended
                                                                     July 28,       July 27,         July 26,
                                                                       1996           1997             1998

Income tax provision (benefit) at the statutory U.S. tax rates ...  $     546       $ (3,271)         $ (1,080)
Increase (decrease) in rates resulting from:
   Change in tax status from S Corporation to C Corporation ......      5,552              -               -
   Income from S Corporations not taxable for corporate
     income tax purposes .........................................     (2,371)             -               -
   State taxes, net ..............................................          -           (798)         (1,354)
   Change in valuation allowance .................................          -             71             250
   Stock compensation ............................................          -              -           1,019
   Nondeductible items ...........................................         41            243             634
   Other .........................................................        138            142            (243)
                                                                    -------------- --------------   -------------

Income tax provision (benefit) at the effective tax rates .......    $  3,906        $(3,613)        $ (774)
                                                                    -------------- --------------   -------------


          At July 26, 1998, the Company has federal net operating loss ("NOL") carryforwards of approximately $29.8 million which expire in varying amounts through the year 2013 and a federal capital loss carryover of $900,000 that expires in the year 2003. Internal Revenue Code Section 382 limits the amount of net operating loss carryforwards incurred before a change in ownership, as defined, that can be used annually against income generated after the change in ownership. In November 1997 as a result of the Offering, the Company experienced a change in ownership. The Company's overall annual limitation under Section 382 is approximately $15.0 million. Because of recent acquisitions, the limitation is required to be allocated to the various subsidiaries based on their relative fair market values. In addition, certain subsidiaries have separate pre-change in ownership losses which are subject to lower annual limitations as a result of previous changes in ownership. Subsequent changes in ownership could further affect the limitations in future years.

          In addition to the limitations under Section 382, approximately $11.4 million of the federal NOL carryovers are from the separate return years, as defined in the regulations to the Internal Revenue Code, of certain subsidiaries (or sub-groups), and may only be used to offset each subsidiary's (or sub-group) contribution to consolidated taxable income in future years.

          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the valuation allowance of $2.5 million at July 26, 1998 is appropriate because, due to the change of ownership and the resulting annual limitations, the Company will not be able to use all the potential tax benefits from existing NOLs and investment tax credits as of July 26, 1998.

          The Company has elected to treat a substantial portion of the loss carryforwards acquired in the acquisition of Sugarloaf as expiring immediately prior to its purchase of Sugarloaf. Due to the limitations on loss carryforwards discussed above, the Company did not expect to utilize any of the tax benefits associated with these loss carryforwards and a full valuation allowance was established. In computing the deferred tax liabilities (assets) as of July 26, 1998, both the asset related to the loss carryforward and the corresponding valuation allowance have been eliminated. This election was made to avoid a reduction in the tax basis of Sugarloaf's stock when the loss carryforwards expire.


11.      Mandatorily Redeemable Securities

          Pursuant to a Securities Purchase Agreement (the "Agreement") dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock (the "Preferred Stock") in a private offering to an institutional investor. The Company incurred $1.1 million in expenses in connection with the issuance of the Preferred Stock. These amounts were recorded as a reduction of the carrying value of the Preferred Stock in the accompanying consolidated balance sheet at July 27, 1997.

          Pursuant to the Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the "Exchangeable Notes") on July 28, 1997 in a private offering to an institutional investor. The Company incurred deferred financing costs totaling $1.1 million in connection with the issuance of the Exchangeable Notes. These costs were recorded as deferred financing costs in the accompanying consolidated balance sheet at July 27, 1997. The Exchangeable Notes bore interest at a rate of 14% per annum and mature on July 28, 2002. Inteest on the Exchangeable Notes was payable in cash or additional Exchangeable Notes, at the option of the Company.

          On November 15, 1997, subsequent to the completion of the Offering, each share of Preferred Stock and the Exchangeable Notes were converted into shares of 10 1/2% Repriced Convertible Preferred Stock. The total number of 10 1/2% Repriced Convertible Preferred Stock shares issued in association with the exchange were 36,626 and have a face value of $1,000 per share. The carrying value of the Preferred Stock and Exchangeable Notes just prior to the conversion were $18.4 million and $18.2 million, respectively. The Company incurred an extraordinary loss before income tax benefit of $1.0 million upon the conversion of the Preferred Stock and Exchangeable Notes as a result of the write-off of unamortized deferred financing costs relating to the Exchangeable Notes.

          Under the Agreement, the 10 1/2% Repriced Convertible Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's Common Stock at a conversion price of $17.10 for each common share. In the event the 10 1/2% Repriced Convertible Preferred Stock is held to the maturity date of November 15, 2002, the Company will be required to pay the holder in cash the face value of $36.6 million plus cumulative dividends in arrears.

          In the event of a default, as defined in the Agreement, there shall be a mandatory redemption of the 10 1/2% Repriced Convertible Preferred Stock by the Company unless the holder of the stock elects instead to have visitation rights to meetings of both the Board of Directors and Management Committees until the event of default is cured.

          The 10 1/2% Repriced Convertible Preferred Stock ranks senior in liquidation preference to all Common Stock and Class A Common Stock outstanding at July 26, 1998 as well as any Common Stock and Class A Common Stock issued in the future.

12.      Related Party Transactions

          The Principal Shareholder's wife is employed by the Company as director of retail purchasing and is actively involved in the Company's retail sales activities. During fiscal 1996, 1997 and 1998, the Principal Shareholder's wife received total compensation of $55,000, $52,000 and $52,000, respectively. During the first quarter of fiscal 1998, the Company granted the Principal
Shareholder's wife fully vested options to purchase up to 20,060 shares of Common Stock at a price of $2.00 per share.

Western Maine Leasing Co., a corporation wholly-owned by the Principal Shareholder, leases heavy equipment to Sunday River under short-term leases. In fiscal 1996, 1997 and 1998, payments under such leases totaled $37,000, $24,000 and $17,000, respectively.

Sunday River provided lodging management services for Ski Dorm, Inc. ("Ski Dorm"), a corporation owned by the Principal Shareholder and his mother, which owns a ski dorm located near the Sunday River resort. During fiscal 1996, 1997 and 1998, payments by Ski Dorm to Sunday River totaled $90,000, $258,000 and $2,000, respectively. In addition, Ski Dorm issued to Sunday River a promissory note in 1995 with a principal amount of $265,000, of which $250,000 was outstanding at July 26, 1998. This note is secured by a mortgage on real estate and related improvements owned by Ski Dorm. Interest on the note is charged at the prime rate plus 1 1/2% and principal and any accrued interest are due in December 1999.

          The Principal Shareholder borrowed funds from ING (U.S.) Capital Corporation to purchase Common Stock in the Offering and has pledged shares of Common Stock and Class A Common Stock to secure the loan. In connection with the loan, the Company entered into a registration rights agreement with the lender containing customary provisions pursuant to which the lender has the right to require the Company to register with the Securities and Exchange Commission, at the Company's expense, the shares pledged by the Principal Shareholder to secure the loan.


13.      Commitments, Lease Contingencies and Contingent Liabilities

          The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1996, 1997 and 1998 was $744,000, $2.2 million and $2.5 million, respectively.

          Significant portions of the land underlying certain of the Company's ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses. If any such lease, sublease, permit or license were to be terminated or not renewed upon expiration, or renewed on terms materially less favorable to the Company, the Company's ability to possess and use the land subject thereto and any improvements thereon would be adversely affected, perhaps making it impossible for the Company to operate the affected resort. A substantial portion of the land constituting skiable terrain at Attitash Bear Peak, Sugarbush, Mount Snow/Haystack and Steamboat is located on federal land that is used under the terms of the permits with the United States Forest Service (the "Forest Service"). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. The permits can be terminated or modified by the Forest Service to serve the public interest. A termination or modification of any of the Company's permits could have a material adverse effect on the results of operations of the Company. The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company's operations.

          In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50 year periods for a fee of $1.0 million for each

13.      Commitments, Lease Contingencies and Contingent Liabilities (continued)

          extension period. Lease payments are based on a percentage of gross skiing and lodging revenues. The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000. Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1997 and 1998 was $0 and $473,000, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development. Payments for these options total $20.6 million and are payable at various times and in varying amounts, at the Company's discretion, through July 2001. The Company is not required to make the option payments for all parcels of land in order to develop and sell real estate on the land covered under the lease. Option payments for the year ended July 27, 1997 and July 26, 1998 were $0 and $7.6 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

          In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $994,000, $4.2 million and $6.4 million for the years ended 1996, 1997 and 1998, respectively.

         Future minimum lease payments for lease obligations at July 26, 1998 are as follows (in thousands):

                               Capital         Operating
                                leases          leases

1999 ...................      $  4,073    $     11,234
2000 ...................         3,944           9,789
2001 ...................         3,419           3,716
2002 ...................         2,255           1,325
2003 and thereafter.....         1,679          11,259
                           ---------------  --------------

Total payments .........      $ 15,370    $     37,323
                                            --------------

Less interest ..........         2,706
                           ---------------

Present value of net
minimum payments .......        12,664

Less current portion ...         4,862
                           ---------------

Long-term obligations ..       $ 7,802
                           ---------------

          In the fourth quarter of fiscal 1998, the Company began construction on two hotel projects at The Canyons and one at Steamboat. Total construction costs under these three projects are estimated to be $190.0 million. Two of these hotel projects are being financed through a $145.0 million construction loan facility with TFC Textron and a $30.0 million bridge financing arrangement (See Note 18). The Company expects to finance substantially all of the third hotel project through an additional construction loan facility with the balance financed under a bridge loan arrangement. The Company anticipates repaying the bridge loans with the proceeds from an $85.0 million subordinated debt, private placement financing arrangement ("Private Placement Financing") which the Company is currently pursuing. In the event the Company is unable to obtain the Private Placement Financing, the Company will seek alternative financing or reduce its future real estate development, and will be required to refinance the bridge loans.

          On July 22, 1998, the Company entered into an agreement with Marriott Ownership Resorts, Inc. ("Marriott") for the future sale of land parcels at the Company's Killington, Sunday River, The Canyons, Steamboat and Heavenly resorts (the "Marriott Agreement"). Under the Marriott Agreement, Marriott intends to develop luxury vacation ownership properties at each of the five aforementioned properties. In accordance with the Marriott Agreement, the Company has granted to Marriott certain development and marketing rights at the related resorts. In return, the Company will receive proceeds for the sale of the land parcels and will receive a percentage of

13.      Commitments, Lease Contingencies and Contingent Liabilities (continued)

          the Marriott sales of the luxury vacation ownership properties. The land parcels to be sold had not been identified as of July 26, 1998. Prior to year end, the Company received a cash deposit of $1.6 million from Marriott relating to the future land sales. The deposit is recorded as deposits and deferred revenue in the accompanying consolidated balance sheet at July 26, 1998.

          Certain claims, suits and complaints associated with the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.


14.      Stock Option Plan

          Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the "Plan"), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 5,688,699 shares of the Company's common stock by officers, management employees of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Options Committee. The Options Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Options Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee.

          The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of senior management to purchase 501,500 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. Accordingly, the Company recognized stock compensation expense of $8.1 million relating to the grants based on the intrinsic value of $16.00 per share. Under these grant agreements, the Company agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.7 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. In addition, the Company granted options under the Plan to certain members of management to purchase 160,480 shares of common stock with an exercise price of $2.00 per share when the fair market value of stock was estimated to be $18.00 per share. These options vested 20% on the date of grant and will vest ratably to 100% over the following four years. For fiscal 1998, the Company recognized $500,000 of stock compensation expense relating to these options. The total stock compensation charge including the tax bonus recorded for fiscal 1998 of $14.3 million is reflected in the accompanying consolidated statement of operations. The liability of $5.7 million for the fixed tax bonus to be paid to the optionees is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet at July 26, 1998.

          Immediately following the Offering, the Company granted the Principal Shareholder and certain employees incentive stock options under the Plan to purchase 1,853,197 and 168,350 shares, respectively, of common stock with an exercise price equal to the fair market value on the date of grant of $18.00 per share. Also during fiscal 1998, the Company granted to members of the Board of Directors nonqualified options to purchase 22,500 shares of common stock under the Plan with an exercise price equal to the fair market value on the date of grant of $14.19 per share. These incentive and nonqualified stock options were all 100% vested on the date of grant. As all these options were granted with an exercise price equal to the fair market value at the date of grant, no compensation expense has been recorded in the accompanying consolidated statement of operations for fiscal 1998.

                                                                                          Weighted
                                                                                          average
                                                                         Exercise         exercise
                                                        Number of          price           price
                                                         options         per share       per share

Granted .............................................     2,706,027   $   2.00-$18.00  $   14.05
Exercised                                                  (20,000)   $      2.00      $    2.00
 ....................................................  -------------

Outstanding at July 26, 1998 ........................     2,686,027   $   2.00-$18.00   $  14.14
                                                       -------------                    -------------

Exercisable at July 26, 1998 ........................     2,557,643                     $  14.75
                                                       -------------                    -------------

Available for future grants .........................     2,982,672
                                                       -------------


         The following table summarizes information about the stock options outstanding under the Stock Plan at July 26, 1998:

                                                     Options Outstanding                      Options
                                                                                            Exercisable
                                   -----------------------------------------  ---------------------------
                                     Number        Weighted                      Number
                                   outstanding      average      Weighted     exercisable      Weighted
                                       at          remaining      average          at          average
                                    July 26,      contractual    exercise       July 26,       exercise
Exercise Prices                       1998           life          price          1998          price
                                                    (years)
---------------------------------------------------------------------------------------------------------

$2.00 .....................            641,980         9           $ 2.00         513,596    $      2.00

$14.19 ....................             22,500         9           $14.19          22,500    $     14.19

$18.00 ....................          2,021,547         9           $18.00       2,021,547    $     18.00
                                   ------------                               -------------
                                     2,686,027                                  2,557,643
                                   ------------                               -------------


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had stock compensation expense been determined based on the fair value at the grant dates for the fiscal 1998 option grants consistent with the provisions of SFAS 123, the Company's net loss and loss per share for the year ended July 26, 1998 would have been increased to the pro forma amounts indicated below (dollar amounts in thousands):

                                                                     July 26,
                                                                      1998

Net loss - as reported ...................................       $   (12,294)
Net loss - pro forma .....................................           (36,984)
Basic and diluted loss per share as reported .............              (.48)
Basic and diluted loss per share pro forma ...............             (1.43)



         The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                          July 26,
                                                            1998

Expected life (years) ..................................    10.0
Interest rate ..........................................     5.6%
Volatility .............................................    47.1%
Dividend yield .........................................       -



The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $2.00 per share was $16.92. The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $14.19 to $18.00 per share was $11.92.


15.      Capital Stock

          The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights and preferences of holders of Class A Common Sock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock will elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock will elect a class of directors that constitutes one-third of the Board of Directors. Each share of Class A Common Stock will be convertible into one share of Common Stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of the Principal Shareholder and (iii) automatically if, at any time, the number of shares of Class A Common Stock outstanding represents less than 20% of outstanding shares of Common Stock and Class A Common Stock. The Principal Shareholder holds 100% of the Class A Common Stock, representing approximately 51% of the combined voting power of all outstanding shares of Common Stock and Class A Common Stock.

16.      Business Segment Information

         The Company currently operates in two business segments, Resorts and Real Estate. Data by segment is as follows:


                                                                               Year ended
                                                                July 28,       July 27,        July 26,
                                                                  1996           1997            1998
Net revenues:
   Resorts ...........................................           $  63,489      $ 166,923       $ 278,577
   Real estate .......................................               9,933          8,468          61,843
                                                              -------------  -------------   -------------

                                                                 $  73,422      $ 175,391       $ 340,420
                                                              -------------  -------------   -------------

Income from operations:
   Resorts ...........................................          $    3,680     $   19,782      $   40,698
   Real estate .......................................               4,089          1,655          17,551
   Corporate .........................................                (62)        (7,052)        (26,760)
                                                              -------------  -------------   -------------

                                                                $    7,707     $   14,385      $   31,489
                                                              -------------  -------------   -------------

Depreciation and amortization:
   Resorts ...........................................          $    6,678     $   16,934      $   35,579
   Real estate .......................................                   -              -             385
   Corporate .........................................                 105          1,359           2,002
                                                              -------------  -------------   -------------

                                                                $    6,783     $   18,293      $   37,966
                                                              -------------  -------------   -------------

Capital expenditures:
   Resorts ...........................................          $  25,054      $   23,267       $ 106,917
   Real estate .......................................               3,321         28,789          70,242
                                                              -------------  -------------   -------------

                                                                $  28,375      $   52,056       $ 177,159
                                                              -------------  -------------   -------------

Identifiable assets:
   Resorts ...........................................                         $  272,541       $ 621,633
   Real estate .......................................                             30,249         120,957
   Corporate .........................................                             34,128          36,896
                                                                             --------------   -------------

                                                                                $ 336,918       $ 779,486
                                                                             -------------   -------------



                                      F-34

17.      Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information (amounts in thousands, except per share amounts):


                                                      First          Second         Third          Fourth
                                                     Quarter        Quarter        Quarter        Quarter
Year ended July 27, 1997:

Net sales                                             $  13,297     $   61,158     $   89,275      $ 11,661
Income (loss) from operations ..................        (9,088)          6,175         27,027       (9,729)
Income (loss) from continuing operations .......       (10,293)            383         13,079       (8,651)
Net income (loss) available to common shareholders     (10,293)            383         13,079       (9,095)

Basic and diluted earnings (loss) per common share:
   Continuing operations .......................        (10.52)           0.39          13.37        (8.85)
   Net income (loss) available to common shareholders   (10.52)           0.39          13.37        (9.30)

Year ended July 26, 1998:

Net sales ......................................         14,621        115,315        185,555        24,929
Income (loss) from operations ..................       (26,717)         17,218         61,225      (20,237)
Extraordinary loss, net of income tax benefits .              -          5,081              -             -
Income (loss) from continuing operations .......       (20,995)          4,955         32,781      (18,608)
Net income (loss) available to common
   shareholders ................................       (23,426)          (866)         31,690      (19,692)

Basic earnings (loss) per common share:
   Continuing operations .......................         (1.59)          0.18            1.08        (0.61)
   Extraordinary loss ..........................            -           (0.18)              -             -
   Net income (loss) available to common shareholders    (1.59)         (0.03)           1.05        (0.65)


Diluted earnings (loss) per common share:
   Continuing operations ......................          (1.59)          0.17            1.07        (0.61)
   Extraordinary loss .........................             -           (0.18)             -             -
   Net income (loss) available to common shareholders    (1.59)         (0.03)           1.03        (0.65)



18.      Subsequent Event (Unaudited)

         Real Estate Development Financing

          On September 25, 1998, GSRP entered into a $145 million construction loan facility with TFC Textron (the "Textron Facility). The Textron Facility bears interest at the rate of prime plus 1.5% per annum, payable monthly in arrears, subject to a 9.25% floor, and matures on September 24, 2002. The principal is payable based on 80% of the net proceeds from the sales of GSRP quartershare units at the time of each closing. The Textron Facility is secured by mortgages against the project sites and is subject to customary covenants, representations and warranties for this type of construction facility.

          On September 30, 1998, the Company entered into a $30 million credit arrangement with BankBoston and Morgan Stanley Capital Funding (the "Bridge Financing"). The Bridge Financing bears interest at a rate of 14% per annum, payable monthly in arrears and matures on December 4, 1998. The Bridge Financing is collateralized by security interests in, and mortgages on, substantially all assets financed under the credit arrangement. Management expects to repay the Bridge Financing with the proceeds from an $85 million subordinated debt private placement financing arrangement, which the Company is currently pursuing.