Form 10-Q
period 1998-10-25
AMERICAN SKIING CO /ME
filed 1998-12-09
CIK 1043432

American Skiing Company and Subsidiaries

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED OCTOBER 25, 1998

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 of Class A common stock $.01 par value and 15,525,022 shares of common stock $.01 par value outstanding as of December 9, 1998.

                    American Skiing Company and Subsidiaries


                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (Unaudited)
         for the three months ended October 25, 1998
         and October 26, 1997..................................................3

         Condensed Consolidated Balance Sheet
         as of October 25, 1998 (Unaudited) and July 26, 1998..................4

         Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended October 25, 1998 and October 26, 1997..................................................5

         Notes to (Unaudited) Condensed Consolidated Financial Statements......6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General..............................................................16

         Liquidity and Capital Resources......................................16

         Changes in Results of Operations.....................................21

         Changes in Financial Condition.......................................23

         Year 2000 Disclosure ............................................... 24

         Forward-Looking Statements...........................................26

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................27

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................28

                    American Skiing Company and Subsidiaries

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                        For the three months ended
                                                                                   October 25,              October 26,
                                                                                      1998                     1997
                                                                                   (unaudited)              (unaudited)
     Net  revenues:
         Resort                                                                          $ 20,435               $  13,811
         Real estate                                                                        4,485                     810
                                                                                ------------------       -----------------
              Total net revenues                                                           24,920                  14,621

     Operating expenses:
         Resort                                                                            28,088                  17,808
         Real estate                                                                        3,963                     925
         Marketing, general and administrative                                             11,012                   6,845
         Stock compensation charge (note 9)                                                     -                  14,254
         Depreciation and amortization                                                      2,709                   1,506
                                                                                ------------------       -----------------
              Total operating expenses                                                     45,772                  41,338
                                                                                ------------------       -----------------
     Loss from operations                                                                 (20,852)                (26,717)
         Interest expense                                                                   8,930                   8,448
                                                                                ------------------       -----------------
     Loss before benefit for income taxes and
         minority interest in loss of subsidiary                                          (29,782)                (35,165)

         Benefit for income taxes                                                         (10,573)                (13,714)
         Minority interest in loss of subsidiary                                                 -                   (456)
                                                                                ------------------       -----------------
     Loss from continuing operations                                                      (19,209)                (20,995)

         Accretion of discount and dividends accrued on
             Mandatorily Redeemable Preferred Stock                                         1,059                   2,431
                                                                                ------------------       -----------------
     Net loss available to common shareholders                                          $(20,268)                $(23,426)
                                                                                ==================       =================
     Retained earnings, beginning of period                                             $      11                $ 12,305

     Net loss available to common shareholders                                            (20,268)                (23,426)
                                                                                 -----------------       -----------------
     Accumulated deficit, end of period                                                 $ (20,257)               $(11,121)
                                                                                ==================       =================

     Basic and diluted loss per share (note 6)
     Continuing operations                                                              $   (0.63)               $  (1.42)
     Net loss available to common shareholders                                          $   (0.67)               $  (1.59)

     Weighted average common shares outstanding                                         30,285,552              14,760,530
                                                                                ==================       =================


See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.
                                       3

                    American Skiing Company and Subsidiaries


                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                                                                        October 25, 1998         July 26, 1998
                                                                                           (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                           $          9,013         $       15,370
     Restricted cash                                                                                6,378                  6,260
     Accounts receivable                                                                            6,327                  7,538
     Inventory                                                                                     13,296                 13,353
     Prepaid expenses                                                                               4,107                  3,709
     Deferred income taxes                                                                          1,413                  1,413
                                                                                        ------------------      -----------------
           Total current assets                                                                    40,534                 47,643

     Property and equipment, net                                                                  537,722                521,139
     Real estate developed for sale                                                                93,235                 78,636
     Goodwill                                                                                      78,185                 78,687
     Intangible assets                                                                             23,499                 23,706
     Deferred financing costs                                                                       9,106                  9,212
     Long-term investments                                                                          7,408                  7,397
     Other assets                                                                                  18,037                 14,479
                                                                                        ------------------      -----------------
          Total assets                                                                   $        807,726         $      780,899
                                                                                        ==================      =================
Liabilities, Mandatorily redeemable Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                                                             78,625                 44,153
     Accounts payable and other current liabilities                                                50,823                 44,372
     Deposits and deferred revenue                                                                 27,104                 10,215
     Demand note, Principal Shareholder                                                             1,846                  1,846
                                                                                        ------------------      -----------------
      Total current liabilities                                                                   158,398                100,586

     Long-term debt, excluding current portion                                                    209,859                211,570
     Subordinated notes and debentures, excluding current portion                                 127,539                127,497
     Other long-term liabilities                                                                   10,947                 10,484
     Deferred income taxes                                                                         12,146                 22,719
     Minority interest in subsidiary                                                                  378                    375
                                                                                        ------------------      -----------------
         Total liabilities                                                                        519,267                473,231

Mandatorily  Redeemable 10 1/2% Repriced  Convertible  Preferred Stock, par value
       $1,000 per share; 40,000 shares authorized; 36,626 issued and outstanding;
       including cumulative dividends in arrears (redemption value of $39,464 at
       July 26, 1998 and $40,523 at October 25, 1998)                                              40,523                 39,464

Shareholders' Equity
     Common stock, Class A, par value $.01 per share; 15,000,000 shares authorized;
     14,760,530 issued and outstanding;                                                               148                    148
     Common stock, par value of $.01 per share; 100,000,000 shares authorized;
     15,525,022   issued and outstanding                                                              155                    155

     Additional paid-in capital                                                                   267,890                267,890
     Retained earnings (deficit)                                                                  (20,257)                     11
                                                                                        ------------------      -----------------
        Total shareholders' equity                                                                247,936                268,204
                                                                                        ==================      =================
Total liabilities, Mandatorily redeemable Preferred Stock and shareholders' equity               $807,726              $ 780,899
                                                                                        ==================      =================

                       See accompanying notes to (Unaudited) Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                              For the three months ended
                                                                                      October 25, 1998          October 26, 1997
                                                                                        (unaudited)               (unaudited)
Cash flows from operating activities
Net loss                                                                                 $     (19,209)          $      (20,995)
Adjustments to reconcile net loss to net cash used in operating activities:
      Minority interest in loss of subsidiary                                                        -                     (456)
      Depreciation and amortization                                                              2,709                     3,001
      Discount on convertible debt                                                                  67                       927
      Deferred income taxes                                                                    (10,573)                  (13,854)
      Stock compensation charge                                                                      -                    14,254
      Decrease (increase) in assets:
            Restricted cash and investments held in escrow                                        (118)                  (14,960)
            Accounts receivable                                                                  1,211                     (557)
            Inventory                                                                               57                   (3,520)
            Prepaid expenses                                                                      (398)                     (957)
            Real estate developed for sale                                                     (12,820)                  (21,938)
            Other assets                                                                        (3,558)                   (2,698)
      Increase (decrease) in liabilities:
            Accounts payable and other current liabilities                                       6,451                     9,381
            Deposits and deferred revenue                                                       16,889                    10,278
            Other long-term liabilities                                                            463                       302
                                                                                     ------------------        ------------------
Net cash used in operating activities                                                          (18,829)                  (41,792)
                                                                                     ------------------        ------------------
Cash flows from investing activities
      Capital expenditures                                                                     (20,017)                  (19,249)
      Long-term investments                                                                        (11)                      127
      Other, net                                                                                    37                       95
                                                                                     ------------------        ------------------
Net cash used in investing activities                                                          (19,991)                  (19,027)
                                                                                     ------------------        ------------------
Cash flows from financing activities
         Net proceeds from Old Credit Facility                                                       -                     1,189
         Net borrowings under Senior Credit Facility                                            13,322                         -
         Net proceeds from long-term debt                                                       19,351                    50,336
         Deferred financing costs                                                                 (210)                      (50)
                                                                                     ------------------        ------------------
Net cash provided by financing activities                                                       32,463                    51,475
                                                                                     ------------------        ------------------
Net decrease in cash and cash equivalents                                                       (6,357)                   (9,344)
Cash and cash equivalents, beginning of period                                                  15,370                    15,558
                                                                                     ------------------        ------------------
Cash and cash equivalents, end of period                                                 $       9,013             $       6,214
                                                                                     ==================        ==================



See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

                    American Skiing Company and Subsidiaries


        Notes to (Unaudited) Condensed Consolidated Financial Statements

         1. Change in Accounting Estimate. Effective July 27, 1998, the Company made changes in the estimated useful lives of certain of its operating fixed assets. This change had no effect on the net loss or loss per share for the quarter ended October 25, 1998 as the Company records a full year of depreciation relating to its operating assets over the second and third quarters of its fiscal year.

         2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 25, 1998 and July 26, 1998, the results of operations for the three months ended October 25, 1998 and October 26, 1997, and the statement of cash flows for the three months ended October 25, 1998 and October 26, 1997. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form 10-K, filed with the Securities and Exchange Commission on October 27, 1998.

         3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and maintenance operating supplies.

         4. Income Taxes. The expense (benefit) for taxes on income (loss) is based on a projected annual effective tax rate of 35.5%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the development and operation of ski resorts.

         6. Earnings (loss) per Common Share. Loss per common share figures are based on the weighted average number of shares outstanding during the first quarter of fiscal 1999 and 1998 of 30,285,552 and 14,760,530, respectively. The shares outstanding are the actual shares outstanding for both common stock and Class A common stock. On a pro forma basis, loss per share for the quarter ended October 26, 1997 including Class A common and common stock would have been $(1.00) per share. This pro forma loss per share includes the increase in shares outstanding from the Company's initial public offering that closed on November 12, 1997.

         7. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on October 27, 1998 have been reclassified to conform to the current presentation.

         8 Pro forma disclosure. The following unaudited pro forma statement of operations for the three months ended October 25, 1998 and October 26, 1997 are presented for comparative purposes. The following pro forma adjustments have been made for the following periods:

         The three months ended October 25, 1998 - There are no pro forma adjustments.

                    American Skiing Company and Subsidiaries

     The three months ended October 26, 1997 - The results of operations for Steamboat and Heavenly have been added based on their historical results for the period from August 1, 1997 through October 31, 1997. The pro forma adjustments have been made to depreciation and amortization to reflect the purchase accounting for the assets of Steamboat and Heavenly and the changes in the Company's capital structure. The pro forma adjustments have been posted to interest expense to reflect the change in the capital structure of the Company related to the acquisition of Steamboat and Heavenly and the initial public offering of the Company on November 6, 1997.


                                                  Consolidated Statement of Operations
                                                  (In thousands, except per share data)
                                                                Pro Forma

                                                                              Three Months Ended
            Net revenues:                                             October 25,            October 26,
                                                                         1998                   1997
                                                                     (unaudited)             (unaudited)

              Resort                                                   $     24,920           $      18,008

            Loss from continuing operations                                 (19,209)                (27,055)
                                                                   -----------------      ------------------
            Net loss available to common shareholders                  $   (20,268)                $(29,486)
                                                                   =================      ==================

            Basic and diluted loss per share
            Continuing operations                                      $     (0.63)               $  (0.92)
            Net loss available to common shareholders                  $     (0.67)               $  (1.00)
                                                                   =================      ==================

                    American Skiing Company and Subsidiaries

         9. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the quarter ended October 26, 1997 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the fair market value as of the date of grant of $18.00. Certain members of senior management are also being granted a cash payment on the date the options are exercised to cover individual Federal and State income tax liability generated by exercising the options. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million.

     10. Guarantors of Debt. One of the main subsidiaries of the Company is ASC East, Inc. ASC East, Inc. files its own Form 10-Q because of notes that were registered with the Securities and Exchange Commission on Form S-4 with the Securities and Exchange Commission on November 22, 1996. These notes are fully and unconditionally guaranteed by ASC East, Inc. and all of its subsidiaries with the exception of Ski Insurance Company, Killington West, Ltd., Mountain Water Company, Uplands Water Company, and Club Sugarbush. The guarantor information for the quarters ended October 25, 1998 and October 26, 1997 is as follows:

                   American Skiing Company and Subsidiarieis

                      Balance Sheet as of October 25, 1998
                           (in thousands) (unaudited)

                                                                   ASC       Guarantor     Non- Guarantor   Elimination      ASC
                                                                            Subsidiaries    Subsidiaries       Entries  Consolidated
Assets
Current assets
   Cash and cash equivalents                                    $    514      $  4,605      $   3,894      $        -      $   9,013
   Restricted cash                                                     -         6,346             32               -          6,378
   Accounts receivable                                               971         8,620          2,790          (6,054)         6,327
   Inventory                                                         311         9,096          3,889               -         13,296
   Prepaid expenses                                                  273         2,959            875               -          4,107
   Deferred income taxes                                               -         1,289            124               -          1,413
   Investment in subsidiaries                                    395,718       314,118        306,526       (1,016,362)            -
                                                              -------------- -------------  -----------  ---------------  ----------
    Total current assets                                         397,787       347,033        318,130       (1,022,416)       40,534

Property and equipment, net                                        7,013       302,674        228,035                -       537,722
Real estate developed for sale                                         -        91,242          1,993                -        93,235
Goodwill                                                               -        19,563         58,622                -        78,185
Intangible assets                                                      -         2,032         21,467                -        23,499
Deferred financing costs                                               -         6,462          2,644                -         9,106
Long-term investments                                                  -             -          7,408                -         7,408
Other assets                                                           -         8,158          9,879                -        18,037
                                                              --------------- ------------  ------------  ----------------  --------
    Total assets                                                $404,800      $777,164       $648,178      $(1,022,416)     $807,726
                                                              --------------- ------------  ------------  ----------------  --------

Liabilities, Mandatorily redeemable Preferred Stock
  and Shareholders' Equity
Current liabilities
   Current portion of long-term debt                            $      -      $ 47,285       $ 31,340     $           -    $  78,625
   Accounts payable and other current liabilities                  7,339        28,988         16,516            (2,020)      50,823
   Deposits and deferred revenue                                     349        20,216          6,539                 -       27,104
   Demand note, Principal Shareholder                                  -         1,846              -                 -        1,846
   Due to affiliates                                              96,274        54,049       (150,323)                -            -
                                                              --------------- ------------  -----------  -----------------  --------
    Total current liabilities                                    103,962       152,384        (95,928)           (2,020)     158,398

   Long-term debt, excluding current portion                           -        87,888        126,005            (4,034)     209,859
   Subordinated notes and debentures, excluding
     current portion                                                   -       127,539              -                 -      127,539
   Other long-term liabilities                                     3,000         4,468          3,479                 -       10,947
   Deferred income taxes                                          (6,729)       20,654         (1,779)                -       12,146
   Minority interest in subsidiary                                     -             -            378                 -          378
                                                              --------------- ------------  ------------  ---------------  ---------
    Total liabilities                                            100,233       392,933         32,155            (6,054)     519,267

     Mandatorily redeemable 10 1/2% Repriced Convertible
      Preferred Stock par value $1,000 per share;                 40,523             -              -                 -       40,523
      40,000 shares authorized; 36,626 issued and outstanding;
      including cumulative dividends in arrears (redemption
      value of $40,523 at October 25, 1998)

Shareholders' Equity
Common Stock, Class A, par value  $.01 per share; 15,000
  shares authorized;
   14,760,530 issued and ourstanding                                 148             -              -                -           148
Common stock, par value of $.01 per share;
  100,000,000 shares authorized; 15,525,022 issued and
   outstanding                                                       155           191             12             (203)          155
Additional paid-in capital                                       267,890       326,257        587,428         (913,685)      267,890
Retained earnings                                                 (4,149)       57,783         28,583         (102,474)     (20,257)
                                                              ------------   -----------  -------------- -------------  ------------
    Total shareholders' equity                                   264,044       384,231        616,023       (1,016,362)      247,936
                                                              ------------   -----------  -------------- -------------  ------------

    Total liabilities, Mandatorily redeemable Preferred
      Stock and shareholders' equity                            $404,800      $777,164      $ 648,178    $ (1,022,416)    $  807,726
                                                              ------------   -----------  -------------- -------------  ------------

                    American Skiing Company and Subsidiaries



                                 Statement of Operations for the three months ended October 25, 1998
                                                     (in thousands) (unaudited)

                                                        ASC           Guarantor      Non- Guarantor     Elimination        ASC
                                                                     Subsidiaries      Subsidiaries        Entries      Consolidated

Net revenues:
    Resort                                           $        808      $     15,762      $      4,096   $      (231)     $    20,435
    Real estate                                                 -             4,323               162              -           4,485
                                                     ------------- ----------------- ----------------- --------------  -------------
      Total net revenues                                      808            20,085             4,258          (231)          24,920
                                                     ------------- ----------------- ----------------- --------------  -------------

Operating expenses:
    Resort                                                    631            19,648             8,040          (231)          28,088
    Real estate                                                 -             3,937                26              -           3,963
    Marketing, general and administrative                   2,304             5,092             3,616              -          11,012
    Depreciation and amortization                               9             1,813               887              -           2,709
                                                     ------------- ----------------- ----------------- --------------  -------------

      Total operating expenses                              2,944            30,490            12,569          (231)          45,772
                                                     ------------- ----------------- ----------------- --------------  -------------

Loss from operations                                       (2,136)         (10,405)           (8,311)              -        (20,852)
    Interest expense                                        1,918             6,929                83              -           8,930
                                                     ------------- ----------------- ----------------- --------------  -------------
Loss before benefit for income taxes                      (4,054)           (17,334)           (8,394)              -       (29,782)
Benefit for income taxes                                    (783)            (6,749)           (3,041)              -       (10,573)
                                                     ------------- ----------------- ----------------- --------------  -------------

Loss from continuing operations                           (3,271)           (10,585)           (5,353)              -       (19,209)

    Dividends accrued on Mandatorily
      Redeemable Preferred Stock                           1,059                  -                 -              -           1,059
                                                     ------------- ----------------- ----------------- --------------  -------------

Net loss available to common shareholders            $    (4,330)      $   (10,585)      $    (5,353)   $          -     $  (20,268)
                                                     ============= ================= ================= ==============  =============


                    American Skiing Company and Subsidiaries



                                         Statement of Cash Flows for the three months ended October 25, 1998
                                                             (in thousands) (unaudited)

                                                                 ASC        Guarantor      Non- Guarantor   Elimination     ASC
                                                                           Subsidiaries     Subsidiaries      Entries   Consolidated


Cash flows from operating activities
Net loss                                                      $ (3,271)     $(10,585)        $ (5,353)       $       -   $ (19,209)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                    9         1,813              887                -       2,709
    Amortization of discount on subordinated notes and
      debentures and other liabilities                               -            67                -                -          67
    Deferred income taxes                                         (783)       (6,750)          (3,040)               -     (10,573)
    Decrease (increase) in assets:
      Restricted cash and investments held in escrow                 -          (110)              (8)               -        (118)
      Accounts receivable                                         (971)        2,596               59             (473)      1,211
      Inventory                                                    (85)        1,130             (988)               -          57
      Prepaid expenses                                             332          (170)            (560)               -        (398)
      Real estate developed for sale                                 -       (12,820)               -                -     (12,820)
      Other assets                                                   -        (3,467)             (91)               -      (3,558)
      Due to/from affiliate                                        984         9,678          (10,662)               -           -
    Increase (decrease) in liabilities:
      Accounts payable and other current liabilities               837         1,688            3,926                -       6,451
      Deposits and deferred revenue                                349        10,560            5,980                -      16,889
      Other long-term liabilities                                    -           387               76                -         463
                                                            -------------- ---------------  ---------------  ------------ ----------
    Net cash provided by operating activities                    (2,599)      (5,983)          (9,774)            (473)    (18,829)
                                                            -------------- ---------------  ---------------  ------------ ----------

Cash flows from investing activites
Capital expenditures                                             (2,488)      (8,602)          (8,927)               -     (20,017)
Long-term investments                                                 -            -              (11)               -         (11)
Cash contribution from parent                                         -        1,600           (1,600)               -           -
Other, net                                                            -           (5)              42                -          37
                                                             -------------- -------------  ---------------  ------------- ----------
    Net cash used in investing activities                        (2,488)      (7,007)         (10,496)               -     (19,991)
                                                             -------------- -------------  ---------------  ------------- ----------

Cash flows from financing activities
Net borrowings under New Credit Facility                              -       (3,727)          17,049               -       13,322
Proceeds from (repayment of) long-term debt                           -       18,189              689             473       19,351
Deferred financing costs                                              -          (39)            (171)              -         (210)
                                                             -------------- ---------------  ---------------  ------------ ---------
    Net cash provided by financing activities                         -       14,423           17,567             473        32,463
                                                             -------------- --------------  ---------------  ------------- ---------
   Net increase (decrease) in cash and cash equivalents          (5,087)       1,433           (2,703)              -        (6,357)

    Cash and cash equivalents, beginning of period                5,600        3,172            6,598               -        15,370
                                                             -------------- ---------------  ---------------  ------------ ---------

    Cash and cash equivalents, end of period                   $   513       $ 4,605          $ 3,895         $     -       $ 9,013
                                                             -------------- ---------------  ---------------  ------------ ---------


                    American Skiing Company and Subsidiaries

                                                            Balance Sheet as of July 26, 1998
                                                                (in thousands) (unaudited)

                                             ASC           Guarantor    Non- Guarantor   Elimination        ASC
                                                          Subsidiaries    Subsidiaries      Entries      Consolidated
Assets
Current assets
   Cash and cash equivalents           $      5,600     $     3,173    $     6,597     $         -    $     15,370
   Restricted cash                                -           1,745          4,515               -           6,260
   Accounts receivable                            -          11,215          2,090         (5,767)           7,538
   Inventory                                    226          10,226          2,901               -          13,353
   Prepaid expenses                             604           1,705          1,400               -           3,709
   Deferred income taxes                          -           1,289            124               -           1,413
   Investment in subsidiaries               385,788         263,950        298,844       (948,582)               -
                                        --------------- --------------- --------------  -------------- ---------------
    Total current assets                    392,218         293,303        316,471       (954,349)          47,643

Property and equipment, net                   4,534         296,044        220,561                         521,139
Real estate developed for sale                    -          38,023         40,613                          78,636
Goodwill                                          -          19,702         58,985                          78,687
Intangible assets                                 -           2,050         21,656                          23,706
Deferred financing costs                          -           6,643          2,569                           9,212
Long-term investments                             -               -          7,397                           7,397
Other assets                                      -           4,691          9,788                          14,479
                                        --------------- --------------- --------------  -------------- ---------------
    Total assets                        $   396,752      $  660,456     $  678,040      $(954,349)       $ 780,899
                                        --------------- --------------- --------------  -------------- ---------------

Liabilities and Shareholders' Equity
Current liabilities
   Current portion of long-term debt    $         -     $    30,063    $    16,053     $   (1,963)     $    44,153
   Accounts payable and other current
      liabilities                             6,500          27,302         11,828         (1,258)          44,372
   Deposits and deferred revenue                  -           3,560          6,655               -          10,215
   Demand note, Principal Shareholder             -           1,846              -               -           1,846
   Due to affiliates                         95,290          17,239      (112,529)               -               -
                                       --------------- --------------- --------------  -------------- ---------------
    Total current liabilities               101,790          80,010       (77,993)         (3,221)         100,586

   Long-term debt, excluding current portion      -          87,541        126,573         (2,544)         211,570
   Subordinated notes and debentures,
     excluding current portion                    -         127,497              -               -         127,497
   Other long-term liabilities                3,000           4,081          3,403               -          10,484
   Deferred income taxes                     (5,946)          27,428          1,237               -          22,719
   Minority interest in subsidiary                -               -            375               -             375
                                       --------------- --------------- --------------  -------------- ---------------
    Total liabilities                        98,844         326,557         53,595         (5,765)         473,231

       Mandatorily redeemable 10 1/2%
       Repriced Convertable Preferred
       Stock par value $1,000 per share;     39,464               -              -                          39,464
       40,000 shares authorized; 36,626
       issued and  outstanding;  including
       cumulative  dividends  in arrears
       (redemption value of $39,464 at
       July 26, 1998)


Shareholders' Equity
Common Stock, Class A, par value  $.01
   per share; 15,000 shares authorized;
   14,760,530 issued and ourstanding            148               -              -                             148
Common stock, par value of $.01 per share;
  1,000,000 shares authorized; 978,300
  issued and outstanding                        155             191             12           (203)             155
Additional paid-in capital                  268,346         291,294        610,727       (902,477)         267,890
Retained earnings                           (10,205)          42,414         13,705        (45,904)              11
                                        --------------- --------------- --------------  -------------- ---------------
    Total shareholders' equity              258,444         333,899        624,445       (948,584)         268,204
                                        --------------- --------------- --------------  -------------- ---------------

    Total liabilities and shareholders'
       equity                            $  396,752      $  660,456     $  678,040      $(954,349)      $  780,899
                                        --------------- --------------- --------------  -------------- ---------------

                    American Skiing Company and Subsidiaries



                                Statement of Operations for the three months ended October 26, 1997
                                                    (in thousands) (unaudited)

                                                         ASC          Guarantor     Non-Guarantor     Elimination         ASC
                                                                    Subsidiaries     Subsidiaries       Entries        Consolidated
Net revenues:
    Resort                                            $       120     $    13,566     $       458     $     (333)       $    13,811
    Real estate                                                 -             810               -               -               810
                                                     ------------- --------------- ---------------  --------------  ----------------
      Total net revenues                                      120          14,376             458           (333)            14,621
                                                     ------------- --------------- ---------------  --------------  ----------------
Operating expenses:
    Resort                                                      -          17,476             665           (333)            17,808
    Real estate                                                 -             925               -               -               925
    Marketing, general and administrative                       -           6,538             307               -             6,845
    Stock compensation charge                              10,983           3,271               -               -            14,254
    Depreciation and amortization                              56           1,448               2               -             1,506
                                                     ------------- --------------- ---------------  --------------  ----------------
      Total operating expenses                             11,039          29,658             974           (333)            41,338
                                                     ------------- --------------- ---------------  --------------  ----------------

Income (loss) from operations                             (10,919)        (15,282)           (516)               -          (26,717)
    Interest expense                                        1,547           6,705             196               -             8,448
                                                     ------------- --------------- ---------------  --------------  ----------------
Loss before benefit for income taxes                      (12,466)        (21,987)           (712)               -          (35,165)
Benefit for income taxes                                   (4,993)         (8,443)           (278)               -          (13,714)
Minority interest in loss of subsidiary                      (456)              -               -               -             (456)
                                                     ------------- --------------- ---------------  --------------  ----------------
Loss from continuing operations                            (7,017)        (13,544)           (434)               -          (20,995)

    Dividends accrued on Mandatorily
      Redeemable Preferred Stock                            2,431               -               -               -             2,431
                                                     ------------- --------------- ---------------  --------------  ----------------

Net loss available to common shareholders              $   (9,448)     $  (13,544)      $    (434)     $         -    $     (23,426)
                                                     ============= =============== ===============  ==============  ================


                    American Skiing Company and Subsidiaries



                                           Statement of Cash Flows for the three months ended October 26, 1997
                                                                (in thousands) (unaudited)

                                                               ASC       Guarantor      Non-Guarantor    Elimination        ASC
                                                                       Subsidiaries     Subsidiaries       Entries    Consolidated


Cash flows from operating activities
Net loss                                                  $   (7,017)  $  (13,544)      $    (434)      $     -      $    (20,995)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Minority interest in loss of subsidiary                     (456)           -               -             -              (456)
    Depreciation and amortization                                651        2,348               2             -              3,001
    Stock compensation charge                                 10,983        3,271               -             -             14,254
    Discount on convertable debt                                 927            -               -             -                927
    Deferred income taxes                                     (4,993)      (8,443)           (418)            -           (13,854)
    Decrease (increase) in assets:
      Restricted cash                                        (11,010)        (273)         (3,677)            -           (14,960)
      Accounts receivable                                         (1)        (294)           (593)          331              (557)
      Inventory                                                    -       (3,520)              -             -            (3,520)
      Prepaid expenses                                             1         (826)           (132)            -              (957)
      Real estate developed for sale                               -      (21,938)              -             -           (21,938)
      Other assets                                                 -          155          (2,853)            -            (2,698)
      Due to/from affiliate                                  (17,792)       5,230          12,562             -                 -
    Increase (decrease) in liabilities:
      Accounts payable and other current liabilities            (730)       7,046           3,396          (331)             9,381
      Deposits and deferred revenue                                -        9,965             313             -             10,278
      Other long-term liabilities                                115          219             (32)            -                302
                                                         ------------- ------------ ---------------  --------------  ---------------
    Net cash provided by (used in) operating activities      (29,322)     (20,604)          8,134             -            (41,792)
                                                         ------------- ------------ ---------------  --------------  ---------------

Cash flows from investing activities
Capital expenditures                                              (1)     (11,175)         (8,073)            -            (19,249)
Long-term investments                                              -            -             127             -                127
Other, net                                                        95            -               -             -                 95
                                                         -------------- ----------- ---------------  --------------  ---------------
    Net cash used in investing activities                         94      (11,175)         (7,946)            -            (19,027)
                                                         -------------- ------------ ---------------  --------------  --------------
Cash flows from financing activities
Net proceeds from Senior Credit Facility                           -        1,189              -              -              1,189
Proceeds from (payment of) long-term debt                     17,500       32,840             (4)             -             50,336
Deferred financing costs                                           -          (50)             -              -                (50)
                                                         -------------- ------------ ---------------  --------------  --------------
    Net cash provided by financing activities                 17,500       33,979             (4)             -             51,475
                                                         -------------- ------------ ---------------  --------------  --------------
    Net increase (decrease) in cash and cash equivalents     (11,728)       2,200             184             -             (9,344)

    Cash and cash equivalents, beginning of period            12,874        2,159             525             -             15,558
                                                         -------------- ------------ ---------------  --------------  --------------
    Cash and cash equivalents, end of period               $   1,146   $    4,359     $       709      $      -         $    6,214
                                                         -------------- ------------ ---------------  --------------  --------------


                    American Skiing Company and Subsidiaries

     11. Subsequent Events. On September 4, 1998, the Company entered into a $30 million credit arrangement with BankBoston Morgan Stanley Capital Funding (the "Bridge Financing"). The Bridge Financing bears interest at a rate of 14% per annum, payable monthly in arrears, and matured on December 4, 1998. The maturity date for the loan was extended to December 30, 1998. The Company is currently in the process of obtaining permanent financing to repay the Bridge Financing and provide additional capital for real estate development.

     12. Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 was effective for all fiscal quarters of all fiscal years beginning after December
15, 1997, (the fiscal year ended July 25, 1999 for the Company). This pronouncement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. As of October 25, 1998, the Company has no such items of comprehensive income. As such, the adoption of SFAS 130 had no effect on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. SFAS 131 is effect of fiscal years beginning after December 15, 1997 (the fiscal year ended July 25, 1999 for the Company) and does not require application to interim financial statements in the initial year of application. As the company already discloses segment information under SFAS 14, "Financial Reporting for Segments of a Business Enterprise", management does not believe the adoption of SFAS 131 will result in a change in the composition of the Company's operating segments, or in the previously reported net income for each segment. Additional disclosure to comply with SFAS 131 will be required.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999 (the fiscal year ended July 30, 2000 for the Company). This pronouncement required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending of whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently reviewing the impact of SFAS 133 on its consolidated financial statements.

                    American Skiing Company and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         We are pleased to present to you management's discussion and analysis of financial condition and results of operations for the first quarter of fiscal 1999. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed on October 27, 1998.

                         Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing the real estate development, completing projects initiated in the Company's summer 1998 capital improvement program, and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for working capital and ski-related capital improvements are cash flow from operations of its subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development is funded primarily through construction financing facilities established for major real estate development projects and through the mezzanine facilities established or expected to be established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties mezzanine facilities are without recourse to American Skiing Company and its resort operating subsidiaries.

         The Company established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which ($7.2 million of which was available at October 25, 1998) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $150 million of which (less than $0.1 million of which was available at October 25, 1998) is available for borrowings by the Company excluding ASC East, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $75 million and an eight-year term facility in the amount of $75 million.

                    American Skiing Company and Subsidiaries


        The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more than $45 million for the West Facility. The maximum availability under the revolving facilities will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the Senior Credit Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of customary financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities. The East Facility is secured by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries, which are not borrowers under the Senior Credit Facility. The West Facility is secured by substantially all the assets of the Company and its subsidiaries, except ASC East, Inc. and its subsidiaries.

        Summer 1998 capital improvements were funded through the Senior Credit Facility and a $31 million leasing facility arranged by BancBoston Leasing, Inc. Interim funding of working capital for Resort Properties and its planned 1998 real estate development program was obtained through a loan from BankBoston, N.A. and Morgan Stanley Capital Funding in the maximum amount of $30 million (approximately $28.5 of which was outstanding on December 4, 1998), which closed on September 4, 1998 (the "Bridge Loan"). The Bridge Loan bears interest at a rate of 14% per annum (payable monthly in arrears) and initially carried a maturity date of December 4, 1998. The maturity date for the Bridge Loan has since been extended to December 30, 1998. The Bridge Loan is secured by security interests in, and mortgages on, substantially all of Resort Properties' assets. Resort Properties expects to repay the Bridge Loan with the proceeds of either
(1) a subordinated debt financing ("Mezzanine Facility"), which it is currently in the process of privately negotiating or (2) a Rule 144A placement of a new senior secured credit facility with sufficient additional availability to allow repayment of the Bridge Loan ("Senior Secured Facility"). No assurance can be given that either the Mezzanine Facility or the Senior Secured Facility will be successfully placed or that the terms of the Mezzanine Facility or the Senior Secured Facility will not be costly, restrictive to Resort Properties' operations or dilutive of the Company's existing shareholders. Failure to place the Mezzanine Facility or the Senior Secured Facility would require curtailing a major portion of future real estate development and refinancing the Bridge Loan to provide longer term funding for Resort Properties' existing seven development projects. The Bridge Loan is non-recourse to American Skiing Company and its resort operating subsidiaries. Any Mezzanine Facility would be expected to be non-recourse to American Skiing Company and its resort operating subsidiaries.

                    American Skiing Company and Subsidiaries

         The Company runs its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being financed through a $145 million construction loan facility between Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary) and TFC Textron Financial, which closed on September 25, 1998 (the "Textron Facility"). A portion of the proceeds of the Textron Facility were also used to refinance an existing facility with TFC Textron which was used to finance construction of Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak.. The Textron Facility bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), subject to a 9.25% floor, matures on September 24, 2002 and had a $29.3 million outstanding balance as of October 25, 1998. The principal is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is secured by mortgages against the project sites, is subject to customary covenants, representations and warranties for this type of construction facility, and is non-recourse to American Skiing Company and its operating subsidiaries. The Textron Facility, together with funds invested by the Company, is sufficient to fund all of the Company's Grand Summit Hotel projects for which the Company is currently in pre-sales.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is expected to be financed through a construction loan facility with KeyBank, N.A. in a principal amount equal to 90% of the total project cost (the "Key Facility"). The remaining project costs will be financed through the Bridge Loan. Although the Company anticipates that the Key Facility will close in the Company's second fiscal quarter of 1999, no assurance can be given that this facility will close as currently contemplated.

         The Company retained approximately $15 million of unexpended proceeds from its initial public offering. During the fourth quarter of the Company's fiscal 1998, these proceeds were treated as a capital contribution to real estate and are currently invested in Resort Properties. In the first quarter of fiscal 1999, the Company made a capital contribution of all of the capital stock of Resort Properties to the Company's wholly-owned subsidiary, ASC East, Inc. This contribution was made to consolidate the operations of Resort Properties with those of GSRP, which became a wholly-owned subsidiary of Resort Properties subsequent to the merger.

        ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 from paying dividends or making other distributions to the Company, except under certain circumstances. Therefore, ASC East, Inc.'s ability to distribute excess cash to the Company for use by the Company or its other subsidiaries is limited.

        The Company issued $17.5 million of convertible, preferred stock and $17.5 million of convertible notes in July, 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Repriced Convertible Preferred Stock of the Company.

                    American Skiing Company and Subsidiaries

         Due to the seasonality of the Company's business, the Company's maximum annual leverage occurs during the months of November and December. During fiscal 1999, the Company expects to reach its maximum leverage point in December, 1998 at which time borrowings (exclusive of real estate borrowings with recourse only to Resort Properties and/or its subsidiaries) are expected to approximate $380 million. During this period, the Company expects to have little, if any, borrowing availability under the Senior Credit Facility and will have limited ability to fund extraordinary expenses.

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

         The Company's largest long-term capital needs relate to The Canyons resort in Utah and the Company's real estate development program. The Canyons resort will require an estimated $30 million over the next three years to fully develop on-mountain facilities in time for the 2002 Winter Olympic Games. Other major capital expenditures anticipated during the next several fiscal years include the interconnection of its Killington and Pico resorts, at an estimated cost of $7.0 million, and water projects at its Killington and Mount Snow resorts, at an estimated cost of $4.0 million each, and at The Canyons at an estimated cost of $12.3 million.

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

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, and resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. All real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance real estate development is limited to Resort Properties and/or its subsidiaries. Resort Properties' seven existing development projects are currently funded by the Bridge Loan, the Textron Facility and the anticipated Key Facility. The Bridge Loan matures on December 30, 1998 and is anticipated to be refinanced with the Mezzanine Facility or the Senior Secured Facility. No assurance can be provided that the Mezzanine Facility or the Senior Secured Facility will close prior to the maturity of the Bridge Loan.

                    American Skiing Company and Subsidiaries

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

                    American Skiing Company and Subsidiaries


                        Changes in Results of Operations

     First Quarter of Fiscal 1999 compared to First Quarter of Fiscal 1998.

          1. Resort Revenues. Resort revenues increased $6.6 million, or 47.8%, from $13.8 million for the three months ended October 26, 1997 to $20.4 million for the three months ended October 25, 1998. The inclusion of the Steamboat and Heavenly resorts for the period ended October 25, 1998 accounts for $3.7 million of the increase. The remaining increase is primarily attributable to the operation of Grand Summit Resort Hotels at the Company's Killington, Mount Snow and Sunday River resorts which opened during the 1997/1998 ski season.

          2. Real estate revenues. Real estate revenues increased $3.7 million, or 462.5%, from $.8 million for the three months ended October 26, 1997 to $4.5 million for the three months ended October 25, 1998. The increase is primarily attributable to the sale of quartershare units at Grand Summit Resort Hotel projects at the Company's Killington, Mount Snow and Sunday River resorts and the sale of Locke Mountain townhouses at the Company's Sunday River resort.

          3. Cost of resort operations. Cost of resort operations increased $10.3 million, or 57.9%, from $17.8 million for the three months ended October 26, 1997 to $28.1 million for the three months ended October 25, 1998. The inclusion of the Steamboat and Heavenly resorts for the period ended October 25, 1998 accounts for $7.1 million of the increase. The remaining increase is primarily attributable to the operation of Grand Summit Resort Hotels at the Company's Killington, Mount Snow and Sunday River resorts which opened during the 1997/1998 ski season.

          4. Cost of real estate operations. Cost of real estate operations increased $3.1 million, or 344.4%, from $.9 million for the three months ended October 26, 1997 to $4.0 million for the three months ended October 25, 1998. The increase is primarily attributable to an increase in cost of goods sold relating to the sale of quartershare units at Grand Summit Resort Hotel projects at the Company's Killington, Mount Snow and Sunday River resorts and the sale of Locke Mountain townhouses at the Company's Sunday River resort.

          5. Marketing, general and administrative. Marketing, general and administrative expense increased $4.2 million, or 61.8%, from $6.8 million for the three months ended October 26, 1997 to $11.0 million for the three months ended October 25, 1998. The inclusion of the Steamboat and Heavenly resorts for the period ended October 25, 1998 accounts for $2.9 million of the increase. The remaining increase is primarily attributable to increased costs associated with the establishment of public holding company corporate functions, including legal, accounting, shareholder relations, financial analysis, management information systems support functions and corporate marketing initiatives.

          6. Stock compensation charge. Stock compensation charge decreased $14.3 million, or 100%. This charge was recognized during the three months ended October 26, 1997 to reflect stock options granted to certain members of senior management in relation to the Company's initial public offering.

          7. Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 80.0%, from $1.5 million for the three months ended October 26, 1997 to $2.7 million for the three months ended October 25, 1998. $.8 million of the increase is attributable to the inclusion of the Steamboat and Heavenly resorts for the period ended October 25, 1998. The remaining increase is primarily attributable to increased depreciation expense related to the Company's capital improvement programs.

                    American Skiing Company and Subsidiaries

          8. Benefit for income taxes. Benefit for income taxes decreased $3.1 million, or 22.6%, from a benefit of $13.7 million for the three months ended October 26, 1997 to a benefit of $10.6 million for the three months ended October 25, 1998. The decrease is attributable to the decrease in the Company's net loss for the three months ended October 25, 1998 as compared to the three months ended October 26, 1997.

          9. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock decreased $1.4 million, or 58.3%, from $2.4 million for the three months ended October 26, 1997 to $1.0 million for the three months ended October 25, 1998. The decrease is attributable to additional accretion recognized during the three months ended October 26, 1997 relating to a conversion feature on the Company's Series A 14% Exchangeable Preferred Stock allowing holders of these securities to convert to shares of the Company's Common Stock at a 5% discount to the Company's initial public offering price.

                    American Skiing Company and Subsidiaries

                  Changes in Financial Condition

          First Quarter of Fiscal 1999 Compared to Fiscal Year End 1998

          1. Cash and cash equivalents. Cash and cash equivalents decreased $6.4 million, or 41.6%, from $15.4 million at July 26, 1998 to $9.0 million at October 25, 1998 . The decrease is primarily attributable to the Company's seasonal working capital needs.

          2. Accounts receivable. Accounts receivable decreased $1.2 million, or 16.0%, from $7.5 million at July 26, 1998 to $6.3 million at October 25, 1998. The decrease is primarily attributable to the seasonal nature of the Company's operating cycle.

          3. Property and equipment, net. Property and equipment, net increased $16.6 million, or 3.2%, from $521.1 million at July 26, 1998 to $537.7 million at October 25, 1998. The increase is attributable to the Company's summer capital improvement program.

          4. Real estate developed for sale. Real estate developed for sale increased $14.6 million, or 18.6%, from $78.6 million at July 26, 1998 to $93.2 million at October 25, 1998. The increase is primarily attributable to construction of Locke Mountain townhouse units at the Company's Sunday River resort, construction of Grand Summit Hotels at the Company's resorts at The Canyons and Steamboat, construction of the Sundial Lodge at the Canyons and other discrete projects at various Resorts.

          5. Other assets. Other assets increased by $3.5 million, or 24.1%, from $14.5 million at July 26, 1998 to $18.0 million at October 25, 1998. This increase is primarily attributable to the payment of a $3.6 million cash bond related to infrastructure improvements at the Canyons.

          6. Current portion of long-term debt. Current portion of long-term debt increased $34.5 million, or 78.2%, from $44.1 million at July 26, 1997 to $78.6 million at October 25, 1998. Interim funding from the Bridge Loan accounts for $20.5 million of the increase. The remaining increase is attributable to increased debt levels to finance the Company's capital improvement program and seasonal working capital needs.


          7. Accounts payable and other current liabilities. Accounts payable and other current liabilities increased $6.4 million, or 14.4%, from $44.4 million at July 26, 1998 to $50.8 million at October 25, 1998. The increase is attributable to the Company's seasonal operating cycle.

          8. Deposits and deferred revenue. Deposits and deferred revenue increased $16.9 million, or 165.7%, from $10.2 million at July 26, 1998 to $27.1 million at October 25, 1998. The increase is primarily attributable to deferred revenue for season passes and ski and lodging deposits for the 1998/1999 ski season.

          9. Deferred income taxes. Deferred income taxes decreased $10.6 million, or 46.7%, from $22.7 million at July 27, 1998 to $12.1 million at October 25, 1998. The decrease is attributable to the Company's net loss during the first quarter of fiscal 1999.

          10. Mandatorily redeemable preferred stock. Mandatorily redeemable preferred stock increased $1.0 million, or 2.5%, from $39.5 million at July 26, 1998 to $40.5 million at October 25, 1998. The increased is attributable to dividends accrued during the three months ended October 25, 1998.

          11. Retained earnings. Retained earnings decreased $20.2 million due to the Company's net loss during the three months ended October 25, 1998.

                    American Skiing Company and Subsidiaries

Year 2000 disclosure

     Background The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technology containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000.

The Company has developed a task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by September 1999. The disclosure below addresses the Company's Year 2000 Project.

Company's state of readiness

The Year 2000 Project is divided into three initiatives--Information Technology ("IT") Systems, Non-IT Systems and Related Third Party Providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems; expected to be complete by January 31, 1999; 2) gather certificates and warranties from providers; expected to be complete by January 31, 1999, 3) determine required actions and budgets; estimated to be completed by January 31, 1999, 4) perform remediation and tests: estimated to be completed by September 1, 1999 and 5) designing contingency and business continuation plans for each Company location: estimated to be completed by May 31, 1999.

The following is a summary of the different phases and progress to date for each initiative identified above:

     IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company was acquiring ski resorts, the technology was being updated. The Company's main IT systems include an enterprise wide client server financial system, a mid-range enterprise wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 and 2, as noted above, are complete and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that Sugarloaf and Sugarbush have not yet converted to the Springer Miller lodging system and the central reservation system, both of which the company belives are compliant. Also, the Company estimates that approximately 20% of personal computers for employees are not Year 2000 compliant. The Company has estimated that these deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, elevators and telecommunication systems. Phases 1, 2 and 3 are scheduled for completion by January 31, 1999 which is 45 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

Related third party providers: The company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1, 2 and 3, are scheduled for completion by January 31, 1999, which is 45 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

                    American Skiing Company and Subsidiaries

Actual and anticipated costs

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $150,000. This estimate does not include Information System conversions at Sugarloaf and Sugarbush for the Springer Miller lodging system or the central reservations system since those replacement costs were not due to, or accelerated by, the Year 2000 Project. The Company is updating those systems to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through October 25, 1998 was $0, of which approximately (1) $0 related to costs to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $0 and $0 related to replacement costs of non-compliant IT systems and non-IT systems, respectively. The estimated future costs of the Year 2000 Project through October 25, 1998 was $150,000, of which approximately (1) $0 related to cost to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $150,000 and $0 related to replacement costs of non-compliant IT systems and non-IT systems respectively.

Risks
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Statements" beginning on page 25.

Contingency plans
As of October 25, 1998, the Company has not developed a contingency plan related to Year 2000. The Company is planning on developing a contingency plan by May 31, 1999.

                    American Skiing Company and Subsidiaries

                           Forward-Looking Statements

     The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, the substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with obtaining financing with which to repay the Bridge Loan and undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

                                     Item 3
           Quantitative and Qualitative Disclosures About Market Risk

             There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 27, 1998.

                    American Skiing Company and Subsidiaries



                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's first fiscal quarter of 1999.

Exhibit No.                 Description
-----------                -----------
s
1) Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998.

2) Credit Agreement among American Skiing Company Resort Properties, Inc., certain lenders and BankBoston, N.A. as agent dated as of September 4, 1998.

3) Supplemental Indenture dated as of September 4, 1998 among American Skiing Company Resort Properties, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee.



b) Reports on Form 8-K
           The Company filed a Form 8-K during the first quarter of 1999 on September 29, 1998, reporting the closing of the Bridge Loan and the Textron Facility.

                    American Skiing Company and Subsidiaries


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 8, 1998                   /s/ Christopher E. Howard
----------------------------               --------------------------------
                                            Christopher E. Howard
                                            Senior Vice President
                                            Chief Administrative Officer and
                                               General Counsel
                                            (Duly Authorized Officer)



Date:  December 8, 1998                   /s/ Christopher D. Livak
--------------------------------           -------------------------------
                                           (Principal Financial and Accounting
                                                Officer)