Form 10-Q
period 1999-01-24
AMERICAN SKIING CO /ME
filed 1999-03-10
CIK 1043432

American Skiing Company and Subsidiaries


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED JANUARY 24, 1999

                        --------------------------------
                         Commission File Number 1-13507
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,526,243 shares of common stock, $.01 par value, as of March 9, 1999.

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (Unaudited)
         for the three months ended January 24, 1999 and January 25, 1998......3

         Condensed Consolidated Statement of Operations (Unaudited)
         for the six months ended January 24, 1999 and January 25, 1998........4

         Condensed Consolidated Balance Sheet
         as of January 24, 1999 (Unaudited) and July 26, 1998..................5

         Condensed Consolidated Statement of Cash Flows (Unaudited)
         for the six months ended January 24, 1999 and January 25, 1998........6

         Notes to (Unaudited) Condensed Consolidated Financial Statements......7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General..............................................................12

         Liquidity and Capital Resources......................................12

         Changes in Results of Operations.....................................18

         Changes in Financial Condition.......................................23

         Year 2000 Disclosure.................................................24

         Forward-Looking Statements...........................................27

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

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................28

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                         For the three months ended
                                                                                    January 24,             January 25,
                                                                                       1999                    1998
                                                                                    (unaudited)             (unaudited)

    Net  revenues:
         Resort                                                                      $    103,199             $    106,702
         Real estate                                                                        6,300                    7,890
                                                                                 -----------------       ------------------
              Total net revenues                                                          109,499                  114,592

    Operating expenses:
         Resort                                                                            68,681                   63,521
         Real estate                                                                        7,868                    5,223
         Marketing, general and administrative                                             18,483                   13,621
         Depreciation and amortization                                                     19,010                   15,009
                                                                                 -----------------       ------------------
              Total operating expenses                                                    114,042                   97,374
                                                                                 -----------------       ------------------
    Income (loss) from operations                                                         (4,543)                   17,218
         Interest expense                                                                  10,139                    9,094
                                                                                 -----------------       ------------------
    Income (loss) before provision (benefit) for income taxes                            (14,682)                    8,124

         Provision (benefit) for income taxes                                             (4,982)                    3,169
                                                                                 -----------------       ------------------

    Income (loss) from continuing operations                                              (9,700)                    4,955

         Extraordinary loss, net of income tax benefit of $3,248                                -                    5,081
                                                                                 -----------------       ------------------

    Net loss                                                                              (9,700)                    (126)

         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                         1,079                      740
                                                                                 -----------------       ------------------
    Net loss available to common shareholders                                        $   (10,779)            $       (866)
                                                                                 =================       ==================

    Retained earnings (accumulated deficit), beginning of period                     $   (20,257)             $   (11,121)


    Net loss available to common shareholders                                            (10,779)                    (866)
                                                                                 -----------------       ------------------

    Accumulated deficit, end of period                                               $   (31,036)            $    (11,987)
                                                                                 =================       ==================

    Basic income (loss) per share (note 6)
    Income (loss) before extraordinary items                                          $    (0.36)            $        0.15

    Extraordinary loss                                                                          -                   (0.18)
                                                                                 -----------------       ------------------
    Net loss available to common shareholders                                         $    (0.36)            $      (0.03)
                                                                                 =================       ==================
    Diluted income (loss) per share (note 6)
    Income (loss) before extraordinary items                                          $    (0.36)            $        0.15
    Extraordinary loss                                                                          -                   (0.18)
                                                                                 -----------------       ------------------
    Net loss available to common shareholders                                         $    (0.36)             $     (0.03)
                                                                                 =================       ==================
    Weighted average common shares outstanding - basic                                 30,286,746               28,059,259
                                                                                 =================       ==================
    Weighted average common shares outstanding - diluted                               30,286,746               28,521,879
                                                                                 =================       ==================

See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                         For the six months ended
                                                                                   January 24,              January 25,
                                                                                      1999                     1998
                                                                                   (unaudited)              (unaudited)

Net  revenues:
         Resort                                                                      $    123,511             $    120,317
         Real estate                                                                       10,785                    8,700
                                                                                ------------------       ------------------
              Total net revenues                                                          134,296                  129,017

    Operating expenses:
         Resort                                                                            96,646                   81,133
         Real estate                                                                       11,831                    6,148
         Marketing, general and administrative                                             29,495                   20,466
         Stock compensation charge (note 9)                                                     -                   14,254
         Depreciation and amortization                                                     21,719                   16,515
                                                                                ------------------       ------------------
              Total operating expenses                                                    159,691                  138,516
                                                                                ------------------       ------------------

    Loss from operations                                                                 (25,395)                  (9,499)
         Interest expense                                                                  19,069                   17,542
                                                                                ------------------       ------------------

    Loss before benefit for income taxes and
         minority interest in loss of subsidiary                                         (44,464)                 (27,041)
         Benefit from income taxes                                                       (15,555)                 (10,545)
         Minority interest in loss of subsidiary                                                -                    (456)
                                                                                ------------------       ------------------

    Loss from continuing operations                                                      (28,909)                 (16,040)

         Extraordinary loss, net of income tax benefit of $3,248                                -                    5,081
                                                                                ------------------       ------------------

    Net loss                                                                             (28,909)                 (21,121)

         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                         2,138                    3,171
                                                                                ------------------       ------------------
    Net loss available to common shareholders                                        $   (31,047)            $    (24,292)
                                                                                ==================       ==================

    Retained earnings (accumulated deficit), beginning of period                     $         11            $      12,305

    Net loss available to common shareholders                                            (31,047)                 (24,292)
                                                                                 -----------------       ------------------
    Accumulated deficit, end of period                                               $   (31,036)             $   (11,987)
                                                                                ==================       ==================

    Basic loss per share (note 6)
    Loss before extraordinary items                                                   $    (1.03)             $     (0.90)
    Extraordinary loss                                                                          -                   (0.24)
                                                                                 -----------------       ------------------
    Net loss available to common shareholders                                         $    (1.03)             $     (1.14)
                                                                                 =================       ==================
    Diluted loss per share (note 6)
    Loss before extraordinary items                                                   $    (1.03)             $     (0.90)
    Extraordinary loss                                                                          -                   (0.24)
                                                                                 -----------------       ------------------
    Net loss available to common shareholders                                         $    (1.03)             $     (1.14)
                                                                                 =================       ==================

    Weighted average common shares outstanding - basic                                 30,286,149               21,373,158
                                                                                ==================       ==================
    Weighted average common shares outstanding - diluted                               30,286,149               21,373,158
                                                                                ==================       ==================

See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                                                         January 24, 1999         July 26, 1998
                                                                                            (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                                 $   18,598               $  15,370
     Restricted cash                                                                                9,908                   6,260
     Accounts receivable                                                                           10,428                   7,538
     Inventory                                                                                     19,992                  13,353
     Prepaid expenses                                                                               3,627                   3,709
     Deferred income taxes                                                                            752                   1,413
                                                                                         -----------------      ------------------
          Total current assets                                                                     63,305                  47,643

Property and equipment, net                                                                       542,810                 521,139
Real estate developed for sale                                                                    127,504                  78,636
Goodwill                                                                                           77,909                  78,687
Intangible assets                                                                                  23,295                  23,706
Deferred financing costs                                                                            9,134                   9,212
Long-term investments                                                                               6,907                   7,397
Other assets                                                                                       17,820                  14,479
                                                                                         -----------------      ------------------
          Total assets                                                                        $   868,684             $   780,899
                                                                                         =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                                                        $    49,330             $    44,153
     Accounts payable and other current liabilities                                                86,458                  44,372
     Deposits and deferred revenue                                                                 37,982                  10,215
     Demand note, Principal Shareholder                                                             1,846                   1,846
                                                                                         -----------------      ------------------
      Total current liabilities                                                                   175,616                 100,586

Long-term debt, excluding current portion                                                         267,314                 211,570
Subordinated notes and debentures, excluding current portion                                      127,613                 127,497
Other long-term liabilities                                                                        11,980                  10,484
Deferred income taxes                                                                               6,502                  22,719
Minority interest in subsidiary                                                                       386                     375
                                                                                         -----------------      ------------------
         Total liabilities                                                                        589,411                 473,231

Mandatorily Redeemable 10 1/2% Repriced Convertible Preferred Stock par value of
       $1,000 per share; 40,000 shares authorized; 36,626 shares issued and outstanding; including cumulative dividends in arrears (redemption value of
      $39,464 at July 26, 1998 and $41,602 at January 24, 1999)                                    41,602                  39,464

Shareholders' Equity
     Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized;
     14,760,530 issued and outstanding at January 24, 1999                                            148                     148
     Common stock, par value of $.01 per share; 100,000,000 shares
     authorized; 15,526,243 issued and outstanding at January 24, 1999                                155                     155
     Additional paid-in capital                                                                   268,404                 267,890
     Retained earnings (deficit)                                                                 (31,036)                      11
                                                                                         -----------------      ------------------
        Total shareholders' equity                                                                237,671                 268,204
                                                                                         =================      ==================
Total liabilities, mandatorily redeemable preferred stock and shareholders' equity          $     868,684          $      780,899
                                                                                         =================      ==================

See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.


                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                               For the six months ended
                                                                                       January 24, 1999           January 25,
                                                                                                                     1998
                                                                                         (unaudited)              (unaudited)

Cash flows from operating activities
Net loss                                                                                  $   (28,909)              $   (21,121)
Adjustments to reconcile net loss to net cash used in operating activities:
       Minority interest in loss of subsidiary                                                       -                     (456)
       Depreciation and amortization                                                            21,719                    16,515
       Amortization of discount on debt                                                            164                       927
       Deferred income taxes                                                                  (15,555)                  (13,933)
       Stock compensation charge                                                                   514                    14,254
       Extraordinary loss                                                                            -                     8,329
       Gain/loss from sale of assets                                                                24                         -
       Decrease (increase) in assets:
            Restricted cash                                                                    (3,648)                     (810)
            Accounts receivable                                                                (2,890)                   (7,976)
            Inventory                                                                          (6,639)                   (6,627)
            Prepaid expenses                                                                        82                     (869)
            Real estate developed for sale                                                    (48,868)                  (48,848)
            Other assets                                                                       (3,341)                   (3,133)
       Increase (decrease) in liabilities:
            Accounts payable and other current liabilities                                      42,086                    17,861
            Deposits and deferred revenue                                                       27,767                    20,470
            Other long-term liabilities                                                          1,496                     5,232
                                                                                      -----------------        ------------------
Net cash used in operating activities                                                         (15,998)                  (20,185)
                                                                                      -----------------        ------------------

Cash flows from investing activities
       Payments for purchases of businesses, net of cash acquired                                    -                 (288,499)
       Capital expenditures                                                                   (35,246)                  (50,062)
       Long-term investments                                                                       490                     1,075
       Assets held for sale                                                                          -                   (5,780)
       Proceeds from sale of assets                                                              1,740                         -
       Other, net                                                                                 (14)                         -
                                                                                      -----------------        ------------------
Net cash used in investing activities                                                         (33,030)                 (343,266)
                                                                                      -----------------        ------------------

Cash flows from financing activities
         Net borrowings under New Credit Facility                                              (5,837)                   166,765
         Repayment of Old Credit Facility                                                            -                  (59,623)
         Proceeds from long-term debt                                                           67,025                    50,432
         Repayment of long-term debt                                                           (8,367)                   (7,859)
         Deferred financing costs                                                                (565)                         -
         Net proceeds from initial public offering                                                   -                   244,619
         Repayment of subordinated debt                                                              -                  (21,882)
         Proceeds from issuance of mandatorily redeemable securities                                 -                    16,920
         Cash payment in connection with the early retirement of debt                                -                   (5,086)
                                                                                      -----------------        ------------------
Net cash provided by financing activities                                                       52,256                   384,286
                                                                                      -----------------        ------------------

Net increase in cash and cash equivalents                                                        3,228                    20,835
Cash and cash equivalents, beginning of period                                                  15,370                    15,558
                                                                                      -----------------        ------------------
Cash and cash equivalents, end of period                                                   $    18,598               $    36,393
                                                                                      =================        ==================


See  accompanying  notes  to  (Unaudited)   Condensed   Consolidated   Financial
Statements.

        Notes to (Unaudited) Condensed Consolidated Financial Statements

         1. Change in Accounting Estimate. Effective July 27, 1998, the Company extended the estimated useful lives of some of its ski lifts. As a result of this change in estimate, the Company expects to realize a decrease in depreciation expense of approximately $0.7 million in Fiscal 1999, $0.3 million of which has been realized in the current quarter as the Company records a full year of depreciation on ski-related assets evenly over the second and third quarters of its fiscal year. This reduction of depreciation expense has resulted in an increase in net earnings per common share of $0.01 for the three and six months ended January 24, 1999. The Company is continuing to evaluate the current depreciable lives of various other assets to ensure they appropriately reflect their actual useful lives.

         2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of January 24, 1999, the results of operations for the three and six months ended January 24, 1999 and January 25, 1998, and the statement of cash flows for the six months ended January 24, 1999 and January 25, 1998. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form 10-K, filed with the Securities and Exchange Commission on October 27, 1998.

         3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and operating supplies.

         4. Income Taxes. The expense (benefit) for taxes on income (loss) is based on a projected annual effective tax rate of 35.0%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         5. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business which is the operation and development of ski resorts.

         6. Earnings (loss) per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per common share for the three and six months ending January 24, 1999 and January 25, 1998 were determined based on the following data:

                                                             Three Months Ended                   Six Months Ended
                                                        January 24,      January 25,        January 24,      January 25,
                                                            1999             1998               1999            1998
                                                        -------------    -------------      -------------   --------------
Income (loss)
Income (loss) from continuing operations                  $  (9,700)        $   4,955         $ (28,909)      $  (16,040)
Accretion of discount and dividends accrued on
   mandatorily redeemable preferred stock                    (1,079)            (740)            (2,138)          (3,171)
                                                        -------------    -------------      -------------   --------------
Income (loss) before extraordinary items                    (10,779)            4,215           (31,047)         (19,211)
Extraordinary loss                                                 -          (5,081)                  -          (5,081)
                                                        -------------    -------------      -------------   --------------
Net loss available to common shareholders                 $ (10,779)        $   (866)         $ (31,047)      $  (24,292)
                                                        =============    =============      =============   ==============

                        Shares
Total weighted average shares outstanding (basic)             30,287           28,059             30,286           21,373
Dilutive common stock options                                      -              463                  -                -
                                                        -------------    -------------      -------------   --------------
Total weighted average shares outstanding (diluted)           30,287           28,522             30,286           21,373
                                                        =============    =============      =============   ==============


The Company has issued Mandatorilty Redeemable Convertible Preferred Stock which are convertible into shares of the Company's Common Stock. The Common Stock shares into which these securities are convertible have not been included in the dilutive share calculation in accordance with the if converted method, as the impact of their inclusion would be anti-dilutive.

         7. Adjustments and Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on October 27, 1998 have been reclassified to conform to the current presentation.

         8. Pro forma disclosure. The following unaudited pro forma statement of operations for the three and six months ended January 25, 1998 are presented for comparative purposes.

         The results of operations for Steamboat and Heavenly prior to their acquisition have been added based on their historical results for the period from August 1, 1997 through November 11, 1997. Pro forma adjustments have been made to depreciation and amortization to reflect the purchase accounting for the assets of Steamboat and Heavenly and the changes in the Company's capital structure. Pro forma adjustments have been made to interest expense to reflect the change in the capital structure of the Company related to the acquisition of Steamboat and Heavenly on November 12, 1997 and the initial public offering of the Company on November 6, 1997.

                                                      Consolidated Statement of Operations
                                                     (In thousands, except per share data)
                                                                   Pro Forma

                                                 For the three months ended              For the six months ended
                                               January 24,        January 25,          January 24,       January 25,
                                                  1999               1998                 1999              1998
                                               (unaudited)       (unaudited)           (unaudited)       (unaudited)

   Total net revenues                           $  109,499         $   114,811          $  134,296       $  132,623
                                              ==============   =================     ================   ===============
   Income (loss) before extraordinary items     $ (10,779)         $     2,727          $ (31,047)       $ (26,760)
                                              ==============   =================     ================   ===============
   Net loss available to common shareholders    $ (10,779)         $   (2,355)          $ (31,047)       $ (31,841)
                                              ==============   =================     ================   ===============
   Basic and diluted loss per share
   Income (loss) before extraordinary items     $   (0.36)         $      0.09          $   (1.03)       $   (0.91)
                                              ==============   =================     ================   ===============
   Net loss available to common shareholders    $   (0.36)         $    (0.08)          $   (1.03)       $   (1.08)
                                              ==============   =================     ================   ===============

         9. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the first quarter of fiscal 1998 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 and the fair market value as of the date of grant of $18.00. Under these grant agreements, the Company agreed to pay the optionees a fixed tax "bonus" to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The estimated amount of the tax liability payment of $5.7 million has been fully accrued along with the stock option compensation charge of $8.6 million. During the three months ended January 24, 1999 the Company recorded compensation expense of $0.5 million representing the vesting of certain stock options. Such amount is included in marketing, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended January 24, 1999.

     10. Long Term Debt. The Company has negotiated an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the current quarter and on a prospective basis. The Credit Facility Amendment requires minimum quarterly EBITDA (as defined within the credit agreement) levels starting with the Company's third quarter of fiscal 1999 and places a maximum level of non-real estate capital expenditures for fiscal 2000 of between $15 and $20 million, with maximum levels depending on the Company's ability to consummate sales of certain non-strategic assets, as defined in the Credit Facility Amendment. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA for the four fiscal quarters ended April of the previous fiscal year less consolidated debt service for the same period.

         On September 25, 1998 one of the Company's Subsidiaries, Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary) closed on a construction loan facility (the "Textron Facility") with TFC Textron Financial. A project at the Canyons and a project at Steamboat were initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from its obligation to syndicate the Steamboat portion of the Textron Facility.

         The construction of the Canyons project is being financed by the Textron Facility. When fully syndicated, the Textron Facility will have a maximum principal amount of $95 million, bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), is subject to a 9.25% floor and matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to customary covenants, representations and warranties for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, which comprise substantial assets of the Company). As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

         The Company currently expects that the Steamboat project will be financed through a construction loan syndicated by BankBoston, N.A.

          On December 19, 1998 another of the Company's subsidiaries closed on a construction loan facility between Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility will have a maximum principal amount of $29 million, will bear an interest rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. The Company expects to begin drawing under the Key Facility in March or April of 1999, following completion of the required equity contribution of the Company. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries).

     On January 8, 1999, one of the Company's Subsidiaries American Skiing Company Resort Properties ("Resort Properties") closed on a term loan facility (the "Resort Properties Term Facility") with BankBoston. The Resort Properties Term Facility has a maximum principal amount of $58 million, currently bears interest at a rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. The terms of the Resort Properties Term Facility are subject to change as the arrangement becomes fully syndicated. The Resort Property Term Facility is currently fully underwritten by Bank Boston. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties, the Company's hotel development subsidiary). As of January 24, 1999, the total assets that collateralized the Resort Properties Term Facility and are included in the accompanying condensed consolidated balance sheet was approximately $164.5 million. The Resort Properties Term Facility is non-recourse to American Skiing Company and its resort operating subsidiaries, however, alterations in the Resort Properties Term Facility resulting from syndication requirements could also modify the non-recourse nature of that facility to the Company and its resort operating subsidiaries.


         11. Commitments and Contingencies. The Company's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Company's

Common Stock and 14,760,530 shares of the Company's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for, nor do any of its assets collateralize, the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Company's Common and Class A Common Stock which could result in a change in control of the Company. A change in control of the Company could cause a default under one or more of the Company's major credit facilities, which would likely be material and adverse to the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code. At no time during the six month period ended January 24, 1999 has the aggregate market value of the collateral been below the Advance Base or the Minimum Base. From January 25, 1999 through March 9, 1999, the aggregate market value of the collateral for the Margin Loan has been, at times, below the Advance Base. However, at no time from January 25, 1999 through March 9, 1999 has the aggregate market value of the collateral been below the Minimum Base.

         12. Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for all fiscal quarters of all fiscal years beginning after December 15, 1997, (the fiscal year ending July 25, 1999 for the Company). This pronouncement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. As of January 24, 1999, the Company has no such items of comprehensive income. As such, the Company's adoption of SFAS 130 had no effect on the accompanying condensed consolidated financial statements for the three and six months ended January 24, 1999.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997 (the fiscal year ending July 25, 1999 for the Company) and does not require application to interim financial statements in the initial year of application. As the company already discloses segment information under SFAS 14, "Financial Reporting for Segments of a Business Enterprise", management does not believe the adoption of SFAS 131 will result in a change in the composition of the Company's operating segments, or in the previously reported net income for each segment. Additional disclosure to comply with SFAS 131 will be required in the Company's annual audited financial statements for the current fiscal year ending July 25, 1999.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal quarters of all fiscal years beginning after June 15, 1999 (the fiscal year ending July 30, 2000 for the Company). This pronouncement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently reviewing the impact of SFAS 133 on its consolidated financial statements.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         The following is management's discussion and analysis of financial condition and results of operations for the three and six months ended January 24, 1999. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed with the Securities and Exchange Commission on October 27, 1998.

                         Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects, funding its summer 1999 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties term loan facility (collectively, the "Real Estate Facilities") are without recourse to American Skiing Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc., the Company's primary hotel development subsidiary. As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

         The Company established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which ($19.2 million of which was available at March 1, 1999) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $150 million of which ($12.4 million of which was available at March 1, 1999) is available for borrowings by ASC Utah and ASC West, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $75 million and an eight-year term facility in the amount of $75 million.

         The Senior Credit Facility contains restrictions on the payment of dividends by American Skiing Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Company's consolidated net income after July 31, 1997, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the

Company's debt to EBITDA (as defined within the credit agreement) ratio to exceed 4.0 to 1. Based upon these restrictions, the Company does not expect that it will be able to pay dividends on its common stock during either the current or next fiscal year.

        The maximum availability under the revolving facilities will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facilities amortize at an annual rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the Senior Credit Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities. The East Facility is collateralized by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility. The West Facility is collateralized by substantially all the assets of ASC Utah, ASC West, Inc. and its subsidiaries. Each of the East and West facilities is collateralized by a guaranty of American Skiing Company (the "Parent"), which guaranty is secured by substantially all assets of the Parent.

        The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more than $45 million for the West Facility, which clean down period must include April 30 of each fiscal year. The Company anticipates that its most immediate capital need is meeting this mandatory 30 day clean down period in 1999. Due to the adverse weather conditions experienced by the Company during its second fiscal quarter of 1999 and their resulting impact on the Company's cash flows, the Company expects to take one or more of the following steps in order to meet the clean down requirements and improve cash flows for the remainder of fiscal 1999 and fiscal 2000: (a) the sale of some of the
Company's non-strategic assets (assets deemed by management not to be significant to skiing and other resort activities), (b) a reduction of capital expenditures for the remainder of fiscal 1999 and fiscal 2000, and (c) a reduction of the operating expenditures of the Company and its subsidiaries. During the clean down period, the Company expects to have little, if any, borrowing availability under the Senior Credit Facility and will have limited ability to fund unusual and/or infrequent expenses. The failure to meet the clean down requirements under the East Facility or the West Facility would result in an event of default under the Senior Credit Facility, which, if unremedied and not waived by the lenders under the Senior Credit Facility, would also constitute an event of default under the Resort Properties Term Loan, the Textron Facility, the Key Facility and the Indenture (each as defined below). In the event of such defaults, the Company would be forced to renegotiate the terms of such facilities with its respective lenders and/or raise sufficient capital to refinance one or more of such facilities. There can be no assurance that the Company will generate sufficient cash from operations (including reductions of expenses) or asset sales to meet the clean down requirements or, if it fails to do so, that the Company would be successful in its efforts to renegotiate such terms or obtain such additional capital, and the consequences of such failure would likely be material and adverse to the Company.

         Due to the adverse weather conditions in the eastern United States and Colorado during the Company's second fiscal quarter of 1999 and their effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements of the Senior Credit Facility for the current quarter and on a prospective basis. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility, as amended by the Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the Senior Credit Facility. In the event that such default were not waived by the lenders holding a majority of the debt under the Senior Credit Facility, such default would also constitute defaults under one or more of the Textron Facility, the Key Facility, the Resort Properties Term Loan, and the Indenture (each as hereinafter defined), the consequences of which would likely be material and adverse to the Company.

         The Credit Facility Amendment also places a maximum level of non-real estate capital expenditures for fiscal 2000 of between $15 million and $20 million, with maximum levels depending on the Company's ability to consummate sales of certain non-strategic assets. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period.

        Summer 1998 capital improvements were funded through the Senior Credit Facility and a $31 million leasing facility arranged by BancBoston Leasing, Inc.. The Company's summer 1999 resort capital improvement program is expected to be funded through the Senior Credit Facility.

         Interim funding of working capital for Resort Properties and its 1998 real estate development program was obtained through a loan from BankBoston, N.A. in the maximum amount of $30 million, which closed on September 4, 1998 and had an interest rate of 14% (the "Bridge Loan"). On January 8, 1999, the Bridge Loan was paid with proceeds from a term loan facility between BankBoston and Resort Properties in the maximum principal amount of $58 million (the "Resort Properties Term Facility"). The Resort Properties Term Facility currently bears interest at a rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. As of March 1, 1999, $39.9 million was outstanding under the Resort Properties Term Facility. Although the Company expects that the terms of the Resort Properties Term Facility will remain substantially similar to current terms, one or more of those terms (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the Resort Properties Term Facility, and such alterations could be material and adverse to the Company. The possibility exists that the Company's second quarter financial results could adversely affect the syndication of the Resort Properties Term Facility and result in alteration of the terms of such facility to facilitate syndication, which alterations could be material and adverse to the Company. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand
Summit Resort Properties, the Company's hotel development subsidiary). As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million. The Resort Properties Term Facility is non-recourse to American Skiing Company and its resort operating subsidiaries, however, alterations in the Resort Properties Term Facility resulting from syndication requirements could also modify the non-recourse nature of that facility to the Company and its resort operating subsidiaries.

         The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being constructed Grand Summit Resort Properties, Inc., ("GSRP", the Company's Grand Summit development subsidiary). The Grand Summit Hotel at The Canyons is being financed through a construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility"). The Company's other Grand Summit Hotel is being constructed at the Company's Steamboat resort in Colorado. The project was initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from its obligation to syndicate the Steamboat portion of the Textron Facility.

         When fully syndicated, the Textron Facility will have a maximum principal amount of $95 million. As of March 1, 1999, the amount outstanding under this loan was $25.2 million. A portion of the proceeds of the Textron Facility (approximately $31 million) were used to repay an existing facility with TFC Textron which had been applied to finance construction of Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak. The Textron Facility bears interest at the rate of prime plus 1.5% per annum (payable monthly in arrears), is subject to a 9.25% floor and matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project site (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to customary covenants, representations and warranties for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, which comprise substantial assets of the Company). The Textron Facility, together with funds invested by the Company, is expected to be sufficient to fund the Company's Grand Summit Hotel project at The Canyons. The Textron Facility is currently being syndicated for participants for the full amount of the facility, and, as of March 1, 1999, Textron has committed to, or secured commitments for, approximately $70 million of the facility on currently existing terms. The Company expects that the Textron Facility will be fully syndicated on terms identical or substantially similar to those currently in place. There can be no assurance, however, that the Textron Facility will be fully syndicated or will be fully syndicated on terms acceptable to the Company. Failure to fully syndicate the Textron Facility on terms acceptable to the Company would require Resort Properties and GSRP to seek alternative or additional financing sources for the Grand Summit Hotels currently under construction at the Canyons or to curtail further construction activities. The possibility exists that the Company's second quarter financial results could adversely affect the syndication of the Textron Facility and result in alteration of the terms of such facility to facilitate syndication, which alterations could be material and adverse to the Company and could change the non-recourse nature of the Textron Facility to the Company and its resort operating subsidiaries (other than ASC East and its resort operating subsidiaries).

         The Company currently expects that the Steamboat Grand Summit Hotel will be financed through a construction loan syndicated by BankBoston, N.A.. There can be no assurance, however, that this loan will be fully syndicated or will be fully syndicated on terms acceptable to the Company. Failure to fully syndicate the Steamboat construction loan on terms acceptable to the Company would require Resort Properties and GSRP to seek alternative or additional funding sources for the Grand Summit Hotel currently under construction at Steamboat or to curtail further construction activities.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through a construction loan facility between Canyons Resort Properties, Inc., (a wholly-owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility will have a maximum principal amount of $29 million, will bear an interest rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. Additional costs (approximately $8 million) for the Sundial Lodge project have been financed through proceeds of the Resort Properties Term Facility, which have been loaned on an intercompany basis by Resort Properties to Canyons Resort Properties, Inc.. The Key Facility closed on December 19, 1998. The Company expects to begin drawing under the Key Facility in March or April of 1999, following completion of the required equity contribution (approximately $8 million) of the Company in the Sundial Lodge project. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5 million payment guaranty of Resort
Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries).

         As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, was approximately $164.5 million.

        ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 (the "Indenture") from paying dividends or making other distributions to the Company, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future). Therefore, ASC East, Inc.'s ability to distribute excess cash to the Company for use by the Company or its other subsidiaries (other than subsidiaries of ASC East) is, and will likely continue to be, significantly limited. As of January 24, 1999, the amount of net assets of ASC East, Inc. and its subsidiaries (including Resort Properties, GSRP, and their respective subsidiaries) which are restricted under the Indenture was approximately $65.0 million. These net assets are comprised of the following: current assets of $42.6 million, intangible assets of $21.7 million, operating assets of $439.7 million, net of current liabilities of $158.3 million and long-term liabilities of $280.7 million. As of the end of the second fiscal quarter of 1999, ASC East had $0 available for distribution to the Company under the terms of the Indenture.

        The Company issued $17.5 million of convertible, preferred stock and $17.5 million of convertible notes in July, 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Repriced Convertible Preferred Stock of the Company. The 10 1/2% Repriced Convertible Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the 10 1/2% Repriced Convertible Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus dividends in arrears.

         The  Company's   President,   Chief  Executive   Officer  and  majority
shareholder (the "Majority Shareholder") is the obligor under a margin loan (the

"Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Company's Common Stock and 14,760,530 shares of the Company's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for nor do any of its assets collateralize the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Company's Common and Class A Common Stock which could result in a change in control of the Company. A change in control of the Company could cause a default under one or more of the Company's major credit facilities, which would likely be material and adverse to the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code. At no time during the six month period ended January 24, 1999 has the aggregate market value of the collateral been below the Advance Base or the Minimum Base. From January 25, 1999 through March 9, 1999, the aggregate market value of the collateral for the Margin Loan has been, at times, below the Advance Base. However, at no time from January 25, 1999 through March 9, 1999 has the aggregate market value of the collateral been below the Minimum Base. The Majority Shareholder has indicated to management of the Company that he has both the means and the intent to pay down and/or further collateralize the Margin Loan as necessary to prevent a default under such loan. The Company can provide no assurances that the Majority Shareholder will prevent a default.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slopeside real estate. The Company has invested over $130 million in skiing related facilities in fiscal years 1997 and 1998 combined. As a result, the Company expects its resort capital programs for the next several fiscal years to be more limited in size. The fiscal 1999 resort capital program is expected to total approximately $57 million, substantially all of which was expended or fully committed prior to January 24, 1999. The fiscal 2000 resort capital program is estimated at between $15 million and $20 million.

         The Company's largest long-term capital needs relate to certain resort capital expenditure projects and the Company's real estate development program. For the next two fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The Company's practice is to finance on-mountain capital improvements through resort cash flow and its Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the Senior Credit Facility. The Credit Facility Amendment places a maximum level of non-real estate capital expenditures for fiscal 2001 and beyond at the lesser of (i) $35 million or (ii) the total of (a) consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital expenditures for the near future.

     The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, and resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. The timing and extent of these projects is subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness which, in some cases, constitutes a significant portion of the assets of the Company. As of January 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, totaled approximately $164.5 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

         The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to the Company and its resort operating subsidiaries. Although this financing is expected to be non-recourse to the Company and its resort subsidiaries, it will likely be collateralized by existing and future real estate projects of the Company which may constitute significant assets of the Company. Required equity contributions for these projects must be generated before those projects can be undertaken. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, and potential sales of equity interests in Resort Properties and/or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available or established. The Company will be required to establish both equity sources and construction facilities or other financing arrangements for these projects before undertaking each development.

         The Company from time to time considers potential acquisitions which, based upon the historical performance of the target entities, are expected to be accretive to earnings. There are not currently any funding sources immediately available to the Company for such acquisitions. The Company would need to establish such sources prior to consummating any such acquisition.


                        Changes in Results of Operations

Second Quarter of Fiscal 1999 compared to Second Quarter of Fiscal 1998.

1. Resort revenues. Resort revenues decreased $3.5 million, or 3.3%, from $106.7 million for the three months ended January 25, 1998 to $103.2 million for the three months ended January 24, 1999. The decrease is primarily attributable to unseasonably warm weather and a lack of natural snowfall in New England and Colorado, which resulted in a decline in paid skier visits at many of the Company's resorts. Resort revenues from the Company's eastern resorts are down $5.8 million for the second fiscal quarter of 1999 compared to the second fiscal quarter of 1998. The majority of this decrease ($5.4 million) is from lift ticket and skier development revenues, both of which are directly related to the decrease in paid skier visits. These decreases are offset slightly by a $2.3 million increase in revenues at the Company's western resorts, mainly due to increased skier visits at the Canyons and Heavenly resorts and earlier openings at the western resorts.

2. Real estate revenues. Real estate revenues decreased $1.6 million, or 20.2%, from $7.9 million for the three months ended January 25, 1998 to $6.3 million for the three months ended January 24, 1999. The majority of this decrease is attributable to the substantial levels of revenues in fiscal 1998 resulting from closing of pre-sold quartershare units at the Jordan Grand Hotel at Sunday River. This hotel was completed during the second fiscal quarter of 1998, at which time the Company recorded $6.3 million in sales revenue, most of which represented closings of units pre-sold over the previous 14 months. During the second fiscal quarter of 1999, the Company realized $1.6 million in on-going sales at the Jordan Grand Hotel. This $4.8 million decrease in sales at the Jordan Grand Hotel was offset by increases in quartershare unit sales of $1.2 million each at the Company's Grand Summit Hotels at Killington and Mt. Snow, both of which were completed during the third fiscal quarter of 1998. Accordingly, no sales revenue was realized for these projects during the second fiscal quarter of 1998. The Company also realized $0.9 million of revenue from the sale of Locke Mountain Townhouses at Sunday River in the second fiscal quarter of 1999.

3. Cost of resort operations. Cost of resort operations increased $5.2 million, or 8.2%, from $63.5 for the three months ended January 25, 1998 to $68.7 million for the three months ended January 24, 1999. The inclusion of the Steamboat and Heavenly resorts for the period from October 26, 1998 through November 12, 1998 accounts for $1.2 million of the increase (the results of Steamboat and Heavenly for fiscal 1998 are only included for the period commencing with the purchase of these resorts on November 12, 1997). An additional $2.8 million of the increase is primarily due to earlier openings this season at Heavenly and The Canyons, as well as additional food, beverage and retail outlets at all of the western resorts. The cost of operations for the eastern resorts was up $1.2 million over the second quarter of 1998, mainly due to increased costs associated with four new hotels and four new Perfect Turn Discovery Centers. These increases at the eastern resorts were slightly offset by decreased mountain operating costs due to the slow start to the ski season in the east.

4. Cost of real estate operations. Cost of real estate operations increased $2.7 million, or 51.9%, from $5.2 million for the three months ended January 25, 1998 to $7.9 million for the three months ended January 24, 1999. This increase is attributable to a) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort, of which the timing of development is currently being re-evaluated by the Company, b) $0.8 million of expenses incurred relating to the Company's unsuccessful $300 million bond offering which was undertaken principally to provide additional financing for the Company's real estate projects, c) cost of unit sales of Locke Mountain Townhouses at Sunday River of $0.9 million, and d) an increase of $1.2 million in selling and administrative costs associated with increased activity relating to the Company's existing and planned real estate projects. These increases were slightly offset by an overall decrease in cost of sales of quartershare units of $0.9 million at the existing Grand Summit Hotels ($2.8 million decrease due to decreased sales at the Jordan Grand Hotel at Sunday River and increases at the Killington and Mt. Snow hotels of $1.0 million and $0.9 million, respectively due to increased sales at those hotels). These costs of unit sales also include $0.5 million in expenses related to unit upgrades at these hotels.

5. Marketing, general and administrative. Marketing, general and administrative expense increased $4.9 million, or 36.0%, from $13.6 million for the three months ended January 25, 1998 to $18.5 million for the three months ended January 24, 1999. The inclusion of the Steamboat and Heavenly resorts for the period from October 26, 1998 through November 12, 1998 accounts for $1.2 million of the increase as the results from the prior year only include expenses commencing with the purchase of those resorts on November 12, 1997. The remaining increase can be attributed to the following: a) increased marketing expenses at the Company's western resorts of $2.1 million, b) a stock compensation charge relating to the vesting of additional shares of management stock options of $0.5 million, c) marketing charges related to the Company's four new hotels of $0.3 million, and d) $0.8 million of additional expenses resulting from the expansion of management information services functions, additional costs associated with being a public company and the increased scope of the Company's operations.

6. Depreciation and amortization. Depreciation and amortization increased $4.0 million, or 26.7%, from $15.0 million for the three months ended January 25, 1998 to $19.0 million for the three months ended January 24, 1999 primarily due to additional depreciation related to the Company's recent capital improvements. The change in the estimated useful lives of certain of the Company's ski-related assets decreased depreciation expense by $0.3 million compared to the second fiscal quarter of 1998. See Note 1 - Change in Accounting Estimate.

7. Interest expense. Interest expense increased $1.0 million, or 11.0%, from $9.1 million for the three months ended January 25, 1998 to $10.1 million for the three months ended January 24, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements.

8. Provision for (benefit from) income taxes. Provision for (benefit from) income taxes decreased $8.2 million from a provision of $3.2 million for the three months ended January 25, 1998 to a benefit of $5.0 million for the three months ended January 24, 1999. The change is primarily attributable to the Company's net loss from continuing operations for the three months ended January 24, 1999 as compared to the Company's net income from continuing operations for the three months ended January 25, 1998. The benefit for the three months ended January 24, 1999 was reduced by $0.5 million due to the decrease in the stock price during the quarter ended January 24, 1999 and the resulting impact on the deferred tax asset relating to the stock compensation charge to date.

9. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $0.4 million, or 57.1%, from $0.7 million for the three months ended January 25, 1998 to $1.1 million for the three months ended January 24, 1999. The majority of the increase ($0.3 million) is attributable to a full quarter of dividends accrued in 1999 compared to two months during the second fiscal quarter of 1998. The effect of quarterly compounding of the dividends accounts for $0.1 million of the increase.

First Six months of Fiscal 1999 compared to First Six Months of Fiscal 1998.

1. Resort revenues. Resort revenues increased $3.2 million, or 2.7%, from $120.3 million for the six months ended January 25, 1998 to $123.5 million for the six months ended January 24, 1999. The inclusion of the results from Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for a $3.6 million increase (the results of Steamboat and Heavenly for fiscal 1998 only are only included for the period commencing with the purchase of these resorts on November 12, 1997). Resort revenues from the Company's eastern resorts are down $2.9 million for the six months ended January 24, 1999 compared to the six months ended January 25, 1998. The majority of this decrease ($5.4 million) is from lift ticket and skier development revenues, both of which are directly related to the decrease in paid skier visits due to the unseasonably warm weather and the lack of natural snowfall experienced in New England during the period. Partially offsetting this decrease in lift ticket and skier development revenues are increased food and beverage and lodging revenues (approximately $2.6 million) related to the Company's four new hotels. The overall decrease in revenues at the eastern resorts is offset slightly by a $2.4 million increase in revenues at the Company's western resorts, mainly due to increased skier visits at the Canyons and Heavenly resorts and earlier openings at the western resorts.

2. Real estate revenues. Real estate revenues increased $2.1 million, or 24.1%, from $8.7 million for the six months ended January 25, 1998 to $10.8 million for the six months ended January 24, 1999. The increase is primarily attributable to $4.5 million in quartershare unit sales at Grand Summit Resort Hotels at the Company's Killington ($2.0 million) and Mount Snow ($2.5 million) resorts, and $2.0 million from the sale of Locke Mountain townhouses at the Company's Sunday River resort during the six months ended January 24, 1999. All three of the above projects commenced sales during the third fiscal quarter of 1998. Accordingly, no sales revenues were realized for these projects for the six months ended January 25, 1998. These increases in sales were partially offset by decreased revenues from sales of quartershare units at the Jordan Grand Hotel at Sunday River. This hotel was completed during the second fiscal quarter of 1998, at which time the Company recorded $6.3 million in sales revenue, most of which represented closings of units pre-sold over the previous 14 months. The Company realized $1.9 million in ongoing sales at the Jordan Grand Hotel during the first six months of 1999.

3. Cost of resort operations. Cost of resort operations increased $15.5 million, or 19.1%, from $81.1 for the six months ended January 25, 1998 to $96.6 million for the six months ended January 24, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $8.6 million of the increase (the results of Steamboat and Heavenly for fiscal 1998 only are only included for the period commencing with the purchase of these resorts on November 12, 1997). Of the remaining increase, $2.8 million is primarily due to earlier openings this season at Heavenly and The Canyons, as well as additional food, beverage and retail outlets at all of the western resorts. The cost of operations for the eastern resorts was up $4.1 million over the same period in 1998, mainly due to increased costs associated with four new hotels and four new Perfect Turn Discovery Centers. These increases at the eastern resorts were slightly offset by decreased mountain operating costs due to the slow start to the ski season in the east.

4. Cost of real estate operations. Cost of real estate operations increased $5.7 million, or 93.4%, from $6.1 million for the six months ended January 25, 1998 to $11.8 million for the six months ended January 24, 1999. This increase is attributable to a) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort, of which the timing of development is currently being re-evaluated by the Company, b) $0.8 million of expenses incurred relating to the Company's unsuccessful $300 million bond offering which was undertaken principally to provide additional financing for the Company's real estate projects, c) cost of unit sales of Locke Mountain Townhouses at Sunday River of $1.7 million, d) an increase of $2.0 million in selling and administrative costs associated with increased activity relating to the Company's existing and planned real estate projects, and e) an increase in cost of sales of quartershare units of $0.5 million at the existing Grand Summit Hotels ($1.6 million and $1.5 million increases, respectively, at the Killington and Mt. Snow hotels due to increased sales offset by a $2.6 million decrease at the Jordan Grand Hotel due to a decrease in sales). These costs of unit sales also include $0.5 million in expenses related to unit upgrades at these hotels.

5. Marketing, general and administrative. Marketing, general and administrative expense increased $9.0 million, or 43.9%, from $20.5 million for the six months ended January 25, 1998 to $29.5 million for the six months ended January 24, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $5.0 million of the increase. The remaining increase can be attributed to the following: a) increased marketing expenses at the Company's western resorts of $1.8 million, b) a stock compensation charge relating to the vesting of additional shares of management stock options of $0.5 million, c) marketing charges related to the Company's four new hotels of $0.6 million, and d) $1.1 million of additional expenses resulting from the expansion of management information services functions, additional costs associated with being a public company and the increased scope of the Company's operations.

6. Stock compensation charge. Stock compensation charge decreased $14.3 million, or 100%. This charge was recognized during the six months ended January 25, 1998 to reflect stock options granted to certain members of senior management in relation to the Company's initial public offering.

7. Depreciation and amortization. Depreciation and amortization increased $5.2 million, or 31.5%, from $16.5 million for the six months ended January 25, 1998 to $21.7 million for the six months ended January 24, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $1.6 million of the increase. The remaining increase is primarily due to additional depreciation related to the Company's recent capital improvements. The change in the estimated useful lives of certain of the Company's ski-related assets decreased depreciation expense by $0.3 million compared to the first six months of 1998.
See Note 1 - Change in Accounting Estimate.

8. Interest expense. Interest expense increased $1.6 million, or 9.1%, from $17.5 million for the six months ended January 25, 1998 to $19.1 million for the six months ended January 24, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements.

9. Benefit from income taxes. Benefit from income taxes increased $5.1 million, or 48.6%, from $10.5 million for the six months ended January 25, 1998 to $15.6 million for the six months ended January 24, 1999. The increase is attributable to the increase in the Company's net loss for the six months ended January 24, 1999 as compared to the six months ended January 25, 1998. The benefit for the six months ended January 24, 1999 was reduced by $1.8 million due to the decrease in the stock price during the six months ended January 24, 1999 and the resulting impact on the deferred tax asset relating to the stock compensation charge to date.

10. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock decreased $1.0 million, or 32.2%, from $3.1 million for the six months ended January 25, 1998 to $2.1 million for the six months ended January 24, 1999. The decrease is primarily attributable to $0.9 million in additional accretion recognized during the six months ended January 25, 1998 relating to a conversion feature on the Company's Series A 14% Exchangeable Preferred Stock, allowing holders of these securities to convert to shares of the Company's Common Stock at a 5% discount to the Company's initial public offering price. An additional $0.9 million of the decrease is due to amortization of issuance costs recognized for the six months ended January 25, 1998 related to the Company's Series A 14% Exchangeable Preferred Stock upon its conversion into Mandatorily Redeemable 10 1/2 % Repriced Convertible Preferred Stock.

                         Changes in Financial Condition

         Second Quarter of Fiscal 1999 Compared to Fiscal Year End 1998

1. Cash and cash equivalents. Cash and cash equivalents increased $3.2 million, or 20.8%, from $15.4 million at July 26, 1998 to $18.6 million at January 24, 1999 . The increase is primarily attributable to the seasonal nature of the Company's operating cycle.

2. Restricted cash. Restricted cash increased $3.6 million, or 57.1%, from $6.3 million at July 26, 1998 to $9.9 million at January 24, 1999. The majority of the increase is due to advance deposits received for ski and lodging through the Company's central reservation systems, which is consistent with the seasonal nature of the Company's operating cycle. In addition, $0.8 million of the increase is due to advance deposits received for future real estate sales.

3. Accounts receivable. Accounts receivable increased $2.9 million, or 38.7%, from $7.5 million at July 26, 1998 to $10.4 million at January 24, 1999. The increase is primarily attributable to the seasonal nature of the Company's operating cycle.

4. Inventory. Inventory increased $6.6 million, or 49.3%, from $13.4 million at July 26, 1998 to $20.0 million at January 24, 1999. The increase is primarily attributable to the seasonal nature of the Company's operating cycle.

5. Property and equipment, net. Property and equipment, net increased $21.7 million, or 4.2%, from $521.1 million at July 26, 1998 to $542.8 million at January 24, 1999. The increase is attributable to the Company's summer capital improvement program.

6. Real estate developed for sale. Real estate developed for sale increased $48.9 million, or 62.2%, from $78.6 million at July 26, 1998 to $127.5 million at January 24, 1999. The increase is primarily attributable to construction of Grand Summit Hotels at the Company's resorts at The Canyons and Steamboat, construction of the Sundial Lodge at the Canyons and other discrete projects at various resorts.

7. Other assets. Other assets increased by $3.3 million, or 22.8%, from $14.5 million at July 26, 1998 to $17.8 million at January 24, 1999. This increase is primarily attributable to land option payments of $3.2 million related to land acquisition activities at the Canyons.

8. Current portion of long-term debt. Current portion of long-term debt increased $5.1 million, or 11.5%, from $44.2 million at July 26, 1998 to $49.3 million at January 24, 1999. The majority of this increase relates to a $7.3 million increase in short term notes payable at ACS Leasing, Inc., a subsidiary of the Company. This funding was received in anticipation of the establishment of long-term capital leases for certain of the Company's ski-related assets and is expected to be converted into long-term capital leases during the Company's third fiscal quarter of 1999.

9. Accounts payable and other current liabilities. Accounts payable and other current liabilities increased $42.1 million, or 94.8%, from $44.4 million at July 26, 1998 to $86.5 million at January 24, 1999. The increase is attributable to the Company's seasonal operating cycle and due to increased construction and retail purchasing.

10. Deposits and deferred revenue. Deposits and deferred revenue increased $27.8 million, or 272.5%, from $10.2 million at July 26, 1998 to $38.0 million at January 24, 1999. The increase is primarily attributable to deferred revenue for season passes and ski and lodging deposits for the 1998/1999 ski season and due to a $0.8 million increase in real estate deposits.

11. Long-term debt, excluding current portion. Long-term debt increased $55.7 million, or 26.3%, from $211.6 million at July 26, 1998 to $267.3 million at January 24, 1999. The majority of this increase in due to advances under the Resort Properties Term Facility to finance on-going construction projects. Also contributing to the increase are new capital leases arranged to help fund the Company's summer 1998 capital improvements.

12. Deferred income taxes. Deferred income taxes decreased $16.2 million from $22.7 million at July 26, 1998 to $6.5 million at January 24, 1999. The decrease is attributable to the benefit from income taxes related to the Company's net loss during the first six months of fiscal 1999.

13. Mandatorily redeemable preferred stock. Mandatorily redeemable preferred stock increased $2.1 million, or 5.3%, from $39.5 million at July 26, 1998 to $41.6 million at January 24, 1999. The increased is attributable to dividends accrued during the six months ended January 24, 1999.

14. Retained earnings. Retained earnings decreased $31.0 million due to the Company's net loss during the six months ended January 24, 1999.


Year 2000 disclosure

Background
         The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technologies containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000.

         The Company has developed a Year 2000 task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by September 1999. The disclosure below addresses the Company's Year 2000 Project.

Company's state of readiness
         The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and (iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems
(expected to be complete by April 1, 1999), 2) gather certificates and warranties from providers (expected to be complete by April 1, 1999), 3) determine required actions and budgets (expected to be completed by April 1, 1999), 4) perform remediation and tests (expected to be completed by September 1, 1999) and 5) designing contingency and business continuation plans for each Company location (expected to be completed by May 31, 1999).

         The following is a summary of the different phases and progress to date for each initiative identified above:

         IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise wide client server financial system, a mid-range enterprise wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 and 2, as noted above, are complete (except for personal computer inventory and warranties) and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that Sugarloaf and Sugarbush have not yet converted to Year 2000 compliant lodging systems. The Company expects to convert these two resorts to Year 2000 compliant systems by August 1, 1999. Also, the Company estimates that approximately 20% of personal computers for employees are not Year 2000 compliant. The Company has estimated that these deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

         Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, ski lifts, elevators and telecommunication systems. Phases 1 through 4 are scheduled for completion by March 31, 1999 which is 105 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

         Related third party providers: The company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1 through 4 are scheduled for completion by March 31, 1999, which is 105 days behind schedule. The Company has estimated that remediation is scheduled for completion by September 1, 1999, which is in accordance with the original timetable.

Actual and anticipated costs

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $450,000. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf and Sugarbush. The Company is updating those systems to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through January 24, 1999 was $0. As of January 24, 1999, the estimated future costs of the Year 2000 Project were $450,000, of which approximately (1) $0 related to cost to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $450,000 related to replacement costs of non-compliant IT systems. The anticipated costs related to non-IT systems is deemed by management to be immaterial.

Risks
         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Statements".

Contingency plans
         As of January 24, 1999, the Company has not developed a contingency plan related to Year 2000. The Company expects to have a contingency plan by May 31, 1999.

                           Forward-Looking Statements

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with fully syndicating the Resort Properties Term Facility, the Textron Facility, the Steamboat construction loan and various capital leases; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and permits; the adequacy of water supply; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.



                                     Item 3
           Quantitative and Qualitative Disclosures About Market Risk

             There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 27, 1998.

                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's second fiscal quarter of 1999.

Exhibit No.                Description
-----------                -----------

     1)   Credit  Agreement  among American  Skiing  Company Resort  Properties,
          Inc., certain lenders and BankBoston, N.A. as agent dated as of January 8, 1999.

     2) Third Amendment to Credit Agreement among ASC Utah, ASC West, Inc. and its subsidiaries party thereto, American Skiing Company as guarantor, BankBoston, N.A. as Agent, and the lenders party thereto dated as of March 3, 1999.

     3) Third Amendment to Credit Agreement among ASC East, Inc. and its subsidiaries party thereto, American Skiing Company as guarantor, BankBoston, N.A. as Agent, and the lenders party thereto dated as of March 3, 1999.






b) Reports on Form 8-K

The Company did not file a Form 8-K during the second fiscal quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 10, 1999                                /s/ Christopher E. Howard
----------------------------                    --------------------------------
                                                       Christopher E. Howard
                                                       Executive Vice President
                                                       (Duly Authorized Officer)


Date:  March 10, 1999                                /s/ Mark J. Miller
--------------------------------                 -------------------------------
                                                     Mark J. Miller
                                                     Senior Vice President
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                       Accounting Officer)