Form 10-Q
period 1999-04-25
AMERICAN SKIING CO /ME
filed 1999-06-09
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED APRIL 25, 1999

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


(207)  824-8100  (Registrant's  telephone  number,   including  area  code)  Not
Applicable

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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,526,243 shares of common stock, $.01 par value, as of June 9, 1999.

                    American Skiing Company and Subsidiaries
                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements

         Condensed Consolidated Statement of Operations (unaudited)
         for the three months ended April 25, 1999 and April 26, 1998..........1

         Condensed Consolidated Statement of Operations (unaudited)
         for the nine months ended April 25, 1999 and April 26, 1998...........2

         Condensed Consolidated Balance Sheet
         as of April 25, 1999 (unaudited) and July 26, 1998....................3

         Condensed Consolidated Statement of Cash Flows (unaudited)
         for the nine months ended April 25, 1999 and April 26, 1998...........4

         Notes to (unaudited) Condensed Consolidated Financial Statements......5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General...............................................................9

         Liquidity and Capital Resources.......................................9

         Changes in Results of Operations.....................................18

         Changes in Financial Condition.......................................22

         Year 2000 Disclosure.................................................23

         Forward-Looking Statements...........................................26

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................26

Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K.............................27

                    American Skiing Company and Subsidiaries

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                         For the three months ended
                                                                                  April 25, 1999           April 26, 1998
                                                                                                (unaudited)


    Net  revenues:
         Resort                                                                  $        154,317        $         144,245
         Real estate                                                                       10,324                   40,914
                                                                                 -----------------       ------------------
              Total net revenues                                                          164,641                  185,159

    Operating expenses:
         Resort                                                                            74,573                   66,094
         Real estate                                                                        8,554                   28,451
         Marketing, general and administrative                                             14,519                   11,429
         Depreciation and amortization                                                     19,731                   17,960
                                                                                 -----------------       ------------------
              Total operating expenses                                                    117,377                  123,934
                                                                                 -----------------       ------------------

    Income from operations                                                                 47,264                   61,225
         Interest expense                                                                  10,144                    7,486
                                                                                 -----------------       ------------------

    Income before provision for income taxes                                               37,120                   53,739
         Provision for income taxes                                                        14,787                   20,958
                                                                                 -----------------       ------------------

    Income before preferred stock dividends and accretion                                  22,333                   32,781
             Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                         1,096                    1,091
                                                                                 -----------------       ------------------
    Net income available to common shareholders                                  $         21,237        $          31,690
                                                                                 =================       ==================

    Accumulated deficit, beginning of period                                     $       (31,036)                $(11,987)

    Net income available to common shareholders                                            21,237                   31,690
                                                                                 -----------------       ------------------

    Retained earnings (accumulated deficit), end of period                       $         (9,799)       $          19,703
                                                                                 =================       ==================

    Basic earnings per common share (note 7)
    Net income available to common shareholders                                  $            0.70       $            1.05
                                                                                 =================       ==================
    Diluted earnings per common share (note 7)
    Net income available to common shareholders                                  $            0.69       $            1.03
                                                                                 =================       ==================

    Weighted average common shares outstanding - basic                                 30,286,773               30,265,552
                                                                                 =================       ==================
    Weighted average common shares outstanding - diluted                               30,630,173               30,840,085
                                                                                 =================       ==================


 See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                         For the nine months ended
                                                                                  April 25, 1999           April 26, 1998
                                                                                                (unaudited)

    Net  revenues:
         Resort                                                                 $         277,833            $     264,141
         Real estate                                                                       21,109                   49,614
                                                                                ------------------       ------------------
              Total net revenues                                                          298,942                  313,755

    Operating expenses:
         Resort                                                                           171,897                  147,313
         Real estate                                                                       20,459                   34,706
         Marketing, general and administrative                                             43,267                   31,281
         Stock compensation charge (note 10)                                                    -                   14,254
         Depreciation and amortization                                                     41,450                   34,475
                                                                                ------------------       ------------------
              Total operating expenses                                                    277,073                  262,029
                                                                                ------------------       ------------------

    Income from operations                                                                 21,869                   51,726
         Interest expense                                                                  29,213                   25,028
                                                                                ------------------       ------------------

    Income (loss) before provision for (benefit from) income taxes and
         minority interest in loss of subsidiary                                          (7,344)                   26,698

         Provision for (benefit from) income taxes                                          (768)                   10,413
         Minority interest in loss of subsidiary                                                -                    (456)
                                                                                ------------------       ------------------

    Income (loss) before extraordinary items                                              (6,576)                   16,741

         Extraordinary loss, net of income tax benefit of $3,248                                -                    5,081
                                                                                ------------------       ------------------

    Income (loss) before preferred stock dividends and accretion                          (6,576)                   11,660

         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                         3,234                    4,262
                                                                                ------------------       ------------------
    Net income (loss) available to common shareholders                          $         (9,810)             $      7,398
                                                                                ==================       ==================

    Retained earnings, beginning of year                                        $              11             $     12,305

    Net income (loss) available to common shareholders                                    (9,810)                    7,398
                                                                                 -----------------       ------------------

    Retained earnings (accumulated deficit), end of period                      $         (9,799)             $     19,703
                                                                                ==================       ==================

    Basic earnings (loss) per common share (note 7)
    Income (loss) before extraordinary items                                     $         (0.32)             $       0.51
    Extraordinary loss                                                                          -                   (0.21)
                                                                                 -----------------       ------------------
    Net income (loss) available to common shareholders                           $          (0.32)            $       0.30
                                                                                 =================       ==================
    Diluted earnings (loss) per common share (note 7)
    Income (loss) before extraordinary items                                     $          (0.32)            $       0.51
    Extraordinary loss                                                                           -                  (0.21)
                                                                                 -----------------       ------------------
    Net income (loss) available to common shareholders                           $          (0.32)            $      0.30
                                                                                 =================       ==================

    Weighted average common shares outstanding - basic                                 30,286,357               24,313,067
                                                                                ==================       ==================
    Weighted average common shares outstanding - diluted                               30,286,357               24,656,151
                                                                                ==================       ==================

 See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.


                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                                                                          April 25, 1999          July 26, 1998
                                                                                            (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                           $          9,107            $     15,370
     Restricted cash                                                                                6,815                   6,260
     Accounts receivable                                                                           13,009                   7,538
     Inventory                                                                                     13,357                  13,353
     Prepaid expenses                                                                               2,445                   3,709
     Deferred income taxes                                                                            652                   1,413
                                                                                         -----------------      ------------------
           Total current assets                                                                    45,385                  47,643

Property and equipment, net                                                                       529,643                 521,139
Real estate developed for sale                                                                    154,291                  78,636
Goodwill                                                                                           77,341                  78,687
Intangible assets                                                                                  23,089                  23,706
Deferred financing costs                                                                            9,585                   9,212
Long-term investments                                                                               6,147                   7,397
Other assets                                                                                       18,111                  14,479
                                                                                         -----------------      ------------------
          Total assets                                                                        $   863,592             $   780,899
                                                                                         =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                                                        $    19,691             $    44,153
     Accounts payable and other current liabilities                                                94,835                  44,372
     Deposits and deferred revenue                                                                 20,771                  10,215
     Demand note, Principal Shareholder                                                             1,846                   1,846
                                                                                         -----------------      ------------------
      Total current liabilities                                                                   137,143                 100,586

Long-term debt, excluding current portion                                                         263,739                 211,570
Subordinated notes and debentures, excluding current portion                                      127,672                 127,497
Other long-term liabilities                                                                        11,719                  10,484
Deferred income taxes                                                                              21,190                  22,719
Minority interest in subsidiary                                                                       392                     375
                                                                                         -----------------      ------------------
         Total liabilities                                                                        561,855                 473,231

Mandatorily Redeemable 10 1/2% Repriced Convertible Preferred Stock par value of
       $1,000 per share; 40,000 shares authorized; 36,626 shares issued and outstanding; including cumulative dividends in arrears (redemption value of
       $39,464 and $42,698, respectively)                                                          42,698                  39,464

Shareholders' Equity
     Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized;
     14,760,530 issued and outstanding                                                                148                     148
     Common stock, par value of $.01 per share; 100,000,000 shares
     authorized; 15,526,243 and 15,525,022 issued and outstanding, respectively                       155                     155
     Additional paid-in capital                                                                   268,535                 267,890
     Retained earnings (accumulated deficit)                                                      (9,799)                      11
                                                                                         -----------------      ------------------
        Total shareholders' equity                                                                259,039                 268,204
                                                                                         =================      ==================
Total liabilities, mandatorily redeemable preferred stock and shareholders' equity           $    863,592               $ 780,899
                                                                                         =================      ==================

 See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.


                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                                                                                For the nine months ended
                                                                                         April 25, 1999          April 26, 1998
                                                                                                       (unaudited)

Cash flows from operating activities
Net income (loss)                                                                            $   (6,576)              $   11,660
Adjustments to reconcile net loss to net cash used in operating activities:
       Minority interest in loss of subsidiary                                                         -                   (456)
       Depreciation and amortization                                                              41,450                  33,088
       Amortization of discount on debt                                                              247                   2,183
       Deferred income taxes                                                                       (768)                   6,960
       Stock compensation charge                                                                     644                  14,254
       Extraordinary loss                                                                              -                   8,329
       Gain/loss from sale of assets                                                                  95                       -
       Decrease (increase) in assets:
                  Restricted cash                                                                  (555)                   (733)
                  Accounts receivable                                                            (5,471)                (14,287)
                  Inventory                                                                          (4)                 (2,475)
                  Prepaid expenses                                                                 1,264                   (490)
                  Real estate developed for sale                                                (71,549)                (45,919)
                  Other assets                                                                   (3,632)                 (5,657)
       Increase (decrease) in liabilities:
                  Accounts payable and other current liabilities                                  50,463                  13,630
                  Deposits and deferred revenue                                                   10,556                 (2,914)
                  Other long-term liabilities                                                      1,235                 (6,161)
                                                                                        -----------------       -----------------
Net cash provided by operating activities                                                        17,399                  11,012
                                                                                        -----------------       -----------------

Cash flows from investing activities
       Payments for purchases of businesses, net of cash acquired                                      -               (294,364)
       Capital expenditures                                                                     (43,319)                (70,371)
       Long-term investments                                                                       1,250                     497
       Assets held for sale                                                                            -                       -
       Proceeds from sale of assets                                                                  365                  11,599
       Other, net                                                                                      5                       -
                                                                                        -----------------       -----------------
Net cash used in investing activities                                                           (41,699)               (352,639)
                                                                                        -----------------       -----------------

Cash flows from financing activities
         Borrowings (repayments) under New Credit Facility                                      (46,794)                 155,787
         Repayment of Old Credit Facility                                                              -                (59,623)
         Proceeds from long-term debt                                                             19,920                   9,062
         Proceeds from non-recourse real estate debt                                              71,223                  31,219
         Repayment of long-term debt                                                             (6,730)                 (9,619)
         Repayment of non-recourse real estate debt                                             (18,211)                       -
         Deferred financing costs                                                                (1,371)                 (3,255)
         Proceeds from initial public offering                                                         -                 244,555
         Repayment of subordinated notes                                                               -                (21,882)
         Proceeds from issuance of mandatorily redeemable securities                                   -                  17,500
         Cash payment in connection with early retirement of debt                                      -                 (5,087)
                                                                                        =================       =================
Net cash provided by financing activities                                                         18,037                358,657
                                                                                        =================       =================
Net increase (decrease) in cash and cash equivalents                                             (6,263)                 17,030
Cash and cash equivalents, beginning of period                                                    15,370                 15,558
                                                                                        -----------------       -----------------
Cash and cash equivalents, end of period                                                     $     9,107             $   32,588
                                                                                        =================       =================


 See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.


                    American Skiing Company and Subsidiaries

        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. Change in Accounting Estimate. Effective July 27, 1998, the Company extended the estimated useful lives of certain of its ski lifts. As a result of this change in estimate, the Company realized a decrease in depreciation expense of approximately $0.7 million over the period including the second and third quarters of fiscal 1999, as the Company records a full year of depreciation on ski-related assets evenly over the second and third quarters of its fiscal year. This reduction of depreciation expense has resulted in an increase in net earnings per common share of $0.01 for the three months ended April 25, 1999 and $0.02 for the nine months ended April 25, 1999. The Company is continuing to evaluate the current depreciable lives of various other assets to ensure they appropriately reflect their actual useful lives.

         2. General. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 25, 1999, the results of operations for the three and nine months ended April 25, 1999 and April 26, 1998, and the statement of cash flows for the nine months ended April 25, 1999 and April 26, 1998. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in the Form 10-K, filed with the Securities and Exchange Commission on October 27, 1998.

         3. Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of retail goods, food and beverage products and operating supplies.

         4. Property and Equipment. The Company has identified non-strategic assets with a carrying value of approximately $15 million for sale. These assets are currently classified as property and equipment and are still in use by the Company, but the Company expects these assets to be sold during the next nine months. The Company has reviewed these assets for impairment in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and has made no adjustments to the carrying values based on the results of such review.

         5. Income Taxes. The expense (benefit) for taxes on income (loss) is based on a projected nine month effective tax rate of 10.5%. The net deferred income tax liability includes the cumulative reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes.

         6. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business.

         7. Earnings (loss) per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per common share for the three and nine months ending April 25, 1999 and April 26, 1998 were determined based on the following data:

                    American Skiing Company and Subsidiaries

                                                              Three Months Ended                  Nine Months Ended
                                                          April 25,        April 26,          April 25,       April 26,
                                                            1999             1998               1999            1998
                                                         (unaudited)      (unaudited)        (unaudited)     (unaudited)
                                                        --------------   --------------     --------------  --------------
                     Income (loss)
Income (loss) before preferred stock dividends and
   accretion and extraordinary items                        $  22,333        $  32,781         $  (6,576)       $  16,741
Accretion of discount and dividends accrued on
   mandatorily redeemable preferred stock                     (1,096)          (1,091)            (3,234)         (4,262)
                                                        --------------   --------------     --------------  --------------
Income (loss) before extraordinary items                       21,237           31,690            (9,810)          12,479
Extraordinary loss                                                  -                -                  -         (5,081)
                                                        ==============   ==============     ==============  ==============
Net income (loss) available to common shareholders          $  21,237        $  31,690         $  (9,810)       $   7,398
                                                        ==============   ==============     ==============  ==============

                        Shares
Total weighted average shares outstanding (basic)              30,287           30,266             30,286          24,313
Dilutive common stock options                                     343              574                  -             343
                                                        ==============   ==============     ==============  ==============
Total weighted average shares outstanding (diluted)            30,630           30,840             30,286          24,656
                                                        ==============   ==============     ==============  ==============

The Company currently has outstanding 36,626 shares of Mandatorily Redeemable Convertible Preferred Stock which are convertible into shares of the Company's Common Stock. The Common Stock shares into which these securities are convertible have not been included in the dilutive share calculation in accordance with the if-converted method as the impact of their inclusion would be anti-dilutive.

         8. Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on October 27, 1998 have been reclassified to conform to the current period presentation.

         9. Pro forma disclosure. The following unaudited pro forma statement of operations for the nine months ended April 26, 1998 is presented for comparative purposes. The pro forma results assume that the acquisition of Steamboat and Heavenly on November 12, 1997 and the initial public offering of the Company on November 6, 1997 were consummated on July 26, 1997. Pro forma results are not indicative of what actual results would have been, nor an indication of future results.

                      Consolidated Statement of Operations
                      (In thousands, except per share data)
                                    Pro Forma

                                                               For the nine
                                                                months ended
                                                               April 26, 1998
                                                                 (unaudited)

Total net revenues                                                $317,361
                                                             ================

Income (loss) before extraordinary items                          $  9,192
                                                             ================

Net loss available to common shareholders                         $  (151)
                                                             ================

Basic and diluted loss per share
Income (loss) before extraordinary items                         $   0.16
                                                             ================
Net loss available to common shareholders                        $ (0.01)
                                                              ================

         10. Stock option plan. The Company recorded a compensation expense charge of $14.3 million in the first quarter of fiscal 1998 to recognize compensation expense for stock options granted to certain key members of management. This charge is based on the difference between the exercise price of $2.00 per share of common stock and the fair market value as of the date of grant of $18.00 per share. Under these grant agreements, the Company agreed to pay the optionees a fixed tax "bonus" to provide for certain tax liabilities that the optionees may incur upon exercise. The estimated amount of the tax liability payment of $5.7 million was fully accrued along with the stock option compensation charge of $8.6 million. During the three and nine months ended April 25, 1999 the Company recorded stock compensation expense of $0.1 million and $0.6 million, respectively, which represents the vesting of additional stock options. Such amounts are included in marketing, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended April 25, 1999.

         11. Long Term Debt. The Company established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $150 million of which is available for borrowings by ASC Utah and ASC West, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $75 million and an eight-year term facility in the amount of $75 million.

         The Company negotiated an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the second and third fiscal quarters of 1999 and on a prospective basis. The Credit Facility Amendment requires minimum quarterly EBITDA levels and places a maximum range of non-real estate capital expenditures for fiscal 2000 of between $15 and $20 million, with maximum levels depending on the Company's ability to consummate sales of certain non-strategic assets, as defined in the Credit Facility Amendment. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA for the four fiscal quarters ended April of the previous fiscal year less consolidated debt service for the same period.

         On January 8, 1999, the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"), closed on a term loan facility (the "Resort Properties Term Facility") with BankBoston. The Resort Properties Term Facility has a maximum principal amount of $58 million, bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16% per annum (payable monthly in arrears) and matures on June 30, 2001. The terms of the Resort Properties Term Facility are subject to change as the arrangement becomes fully syndicated. The Resort Properties Term Facility is currently fully underwritten by BankBoston. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties, Inc. ("GSRP"), the Company's hotel development subsidiary). As of April 25, 1999, the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying condensed consolidated balance sheet, had a book value of approximately $194.2 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries, however, alterations in the Resort Properties Term Facility resulting from syndication requirements could also modify the non-recourse nature of that facility to the Company and its resort operating subsidiaries (other than ASC East and its resort operating subsidiaries).

         On September 25, 1998, GSRP closed on a construction loan facility with TFC Textron Financial (the "Textron Facility"). The Textron Facility matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP ($64.5 million as of April 25, 1999), which comprise substantial assets of the Company).

     The Textron Facility was structured to finance two of the Company's hotel projects, one at The Canyons and one at Steamboat. In early March, 1999 Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from any further obligation to syndicate the Steamboat portion of the Textron Facility. On April 8, 1999, Textron renewed its commitment to fund the initial $12 million in construction draws on the Steamboat portion of the Textron Facility. The amendment to the Textron Facility further modified the loan to provide for a total syndication requirement of $105 million, in order for the Textron Facility to be considered "fully funded". In addition, in order to facilitate syndication, the interest rate of the Textron Facility was changed from prime plus 1.5% per annum to prime plus 2.5% per annum. Also on April 8, 1999, Resort Properties and BankBoston amended the Resort Properties Term Facility to provide that BankBoston would not declare a default under the Resort Properties Term Facility, due to the Textron Facility not being fully syndicated, until July 8, 1999, so long as Textron continued to fund the Steamboat portion of the Textron Facility. During the period from April 8, 1999 through July 8, 1999, Textron, BankBoston and Resort Properties agreed to coordinate their efforts to syndicate the balance of the Textron Facility. On June 1, 1999, Textron notified Resort Properties that it had received written commitments for the syndication of an additional $40 million of the Textron Facility, which, following execution of documentation adding those additional lenders to the Textron Facility, will bring the total syndicated amount of the Textron Facility to $110 million and cause the Textron Facility to be fully funded. Upon closing of the $40 million in syndication commitments, the proceeds of the Textron Facility will consequently be available to fund the expected remaining project costs of the hotels at both The Canyons and Steamboat.

         On December 19, 1998, Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties), and KeyBank, N.A. closed on a construction loan facility (the "Key Facility") for an additional hotel project (the Sundial Lodge) at The Canyons. The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries.

         12. Commitments and Contingencies. The Company's President, Chief Executive Officer and majority shareholder (the "Majority Shareholder") is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation ("ING"). The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Majority Shareholder's 833,333 shares of the Company's Common Stock and 14,760,530 shares of the Company's Class A Common Stock and a note receivable from one of the Company's subsidiaries. At any time that the aggregate market value of the collateral is below the Minimum Base, the Majority Shareholder is required either to pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for nor do any of its assets collateralize the Margin Loan. However, a default under the Margin Loan that is not cured within the applicable grace period could result in a realization by ING of some or all of the Majority Shareholder's shares of the Company's Common and Class A Common Stock which could result in a change in control of the Company. A change in control of the Company could cause a default under one or more of the Company's major credit facilities, which would likely be material and adverse to the Company, and could also limit the annual utilization of the Company's current net operating losses for income taxes under section 382 of the Internal Revenue Code.

         On March 3, 1999, as additional security for the Margin Loan, the Majority Shareholder pledged to ING a promissory note from one of the Company's subsidiaries to the Majority Shareholder. The balance of the note as of April 25, 1999 was $1.8 million. The note was established in order to cover certain income tax liabilities generated when the Company's subsidiary (which at the time was wholly owned by the Majority Shareholder) converted from an S Corporation to a C Corporation as defined by the Internal Revenue Code. The pledge of the note was required to enable the Majority Shareholder to obtain an interest advance under the Margin Loan without violating the Advance Base maintenance base.

     During the last two weeks of April 1999, there were three separate days when the Maintenance Base of the Margin Loan was below the required minimum collateral base. ING waived this violation with the understanding that the Majority Shareholder would develop a plan to reduce the outstanding balance on the Margin Loan.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         The following is management's discussion and analysis of financial condition and results of operations for the three and nine months ended April 25, 1999. As you read the material below, we urge you to carefully consider our condensed, consolidated financial statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed with the Securities and Exchange Commission on October 27, 1998.

                         Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects, funding its summer 1999 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a term loan facility established through the Company's real estate development holding company, American Skiing Company Resort Properties, Inc. ("Resort Properties"). The construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of April 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, were approximately $194.2 million.

         Resort Liquidity. The Company established a senior credit facility on November 12, 1997 (as amended to date, the "Senior Credit Facility"). The Senior Credit Facility is divided into two sub-facilities, $65 million of which ($5.4 million of which was available at June 1, 1999) is available for borrowings by ASC East, Inc. and its subsidiaries (the "East Facility") and $150 million of which ($12.9 million of which was available at June 1, 1999) is available for borrowings by ASC Utah and ASC West, Inc. and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $35 million and an eight-year term facility in the amount of $30 million. The West Facility consists of a six-year revolving facility in the amount of $75 million and an eight-year term facility in the amount of $75 million.

         The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Company's consolidated net income after July 31, 1997, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Company's debt to EBITDA (as defined within the credit agreement) ratio to exceed 4.0 to
1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect that it will be able to pay dividends on its common stock during either the current or next fiscal year.

        The maximum availability under the revolving facilities will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facilities amortize at an annual rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning in July 1999, the Senior Credit Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 1999 or fiscal 2000.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. Except for a leverage test, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities. The East Facility is collateralized by substantially all the assets of ASC East, Inc. and its subsidiaries, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility. The West Facility is collateralized by substantially all the assets of ASC Utah, ASC West, Inc. and its subsidiaries. Each of the East and West facilities is collateralized by a guaranty of the Company, which guaranty is secured by substantially all assets of the Company.

        The revolving facilities are subject to annual 30-day clean down requirements to an outstanding balance of not more than $10 million for the East Facility and not more than $45 million for the West Facility, which clean down period must include April 30 of each fiscal year. The Company completed the clean down requirement for both the East Facility and the West Facility on April 30, 1999.

         Due to the adverse weather conditions in the eastern United States and Colorado during the Company's second fiscal quarter of 1999 and their effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modified the covenant requirements of the Senior Credit Facility for the second and third fiscal quarters of 1999 and on a prospective basis. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility, as amended by the Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the Senior Credit Facility. In the event that such default were not waived by the lenders holding a majority of the debt under the Senior Credit Facility, such default would also constitute defaults under one or more of the Textron Facility, the Key Facility, the Resort Properties Term Loan, and the Indenture (each as hereinafter defined), the consequences of which would likely be material and adverse to the Company.

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

        The Company intends to use borrowings under the Senior Credit Facility for seasonal working capital needs, summer 1999 resort capital improvements and to build retail and other inventories prior to the start of the 1999-2000 ski season. Due to the adverse weather conditions in the Company's second fiscal quarter and their impact on the Company's fiscal 1999 cash flows, the Company expects to maximize borrowings under the Senior Credit Facility sometime between September and November of 1999. During this period, the Company expects to have little, if any, borrowing availability under the Senior Credit Facility and will have limited ability to fund unusual and/or unanticipated expenses. The working capital deficit resulting from the Company's poor second quarter results will likely negatively effect the Company's liquidity during the remainder of fiscal 1999 and through December of 1999.

        The Company's liquidity is also significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service interest and principal payments on its debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is very limited. Furthermore, the Senior Credit Facility and the Indenture each contain significant restrictions on the ability of the Company and its subsidiaries to obtain additional sources of capital and may affect the Company's liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

        Due to the adverse weather conditions experienced by the Company during its second fiscal quarter of 1999 and their resulting impact on the Company's cash flows, the Company is taking the following steps in order to improve cash flows for the remainder of fiscal 1999 and fiscal 2000: (a) the sale of some of the Company's non-strategic assets (assets deemed by management not to be significant to skiing and other resort activities or to real estate development plans), (b) a reduction of capital expenditures for the remainder of fiscal 1999 and fiscal 2000, and (c) a reduction of the operating expenditures of the Company and its subsidiaries. The Company's ability to meet its short term liquidity requirements is largely dependent upon the successful implementation of its plan to sell certain non-strategic assets and reduce short term operating costs. There can be no assurance that the Company will continue to be able to sell such assets and reduce costs or that the resulting proceeds and cost savings will be sufficient to allow the Company to meet its short term liquidity needs.

        The Company has engaged Donaldson, Lufkin & Jenrette Securities Corporation and ING Barings to explore strategic alternatives for the Company, which may include the raising of equity and/or possible business combinations to reduce the Company's leverage, increase liquidity, and better position the Company to execute it's growth plan. There can be no assurance that the Company will be able to consummate such a transaction.

        ASC East, Inc. is prohibited under the indenture governing its $120 million 12% Senior Subordinated Notes due 2006 (the "Indenture") from paying dividends or making other distributions to the Company, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future). Therefore, ASC East, Inc.'s ability to distribute excess cash to the Company for use by the Company or its other subsidiaries (other than subsidiaries of ASC East) is, and will likely continue to be, significantly limited. As of April 25, 1999, the amount of net assets of ASC East, Inc. and its subsidiaries (including Resort Properties, GSRP, and their respective subsidiaries) which are restricted under the Indenture was approximately $75.8 million. These net assets are comprised of the following: current assets of $35.9 million, intangible assets of $21.5 million, operating assets of $460.6 million, net of current liabilities of $153.6 million and long-term liabilities of $280.7 million. As of the end of the third fiscal quarter of 1999, ASC East had $0 available for distribution to the Company under the terms of the Indenture.

        The Company issued $17.5 million of convertible-preferred stock and $17.5 million of convertible notes in July, 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Repriced Convertible Preferred Stock of the Company. The 10 1/2% Repriced Convertible Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the 10 1/2% Repriced Convertible Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus dividends in arrears. So long as the 10 1/2% Repriced Convertible Preferred Stock remains outstanding, the Company may not pay any cash dividends on its common stock unless all accrued dividends on the 10 1/2% Repriced Convertible Stock have been paid up to date and in cash. Because the Company has been accruing unpaid dividends on the 10 1/2% Repriced Convertible Preferred Stock, the Company is not presently able to pay cash dividends on its common stock and management does not expect that the Company will have this ability in the near future.

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

         On March 3, 1999, as additional security for the Margin Loan, the Majority Shareholder pledged to ING a promissory note from one of the Company's subsidiaries to the Majority Shareholder. The balance of the note as of April 25, 1999 was $1.8 million. The note was established in order to cover certain income tax liabilities generated when the Company's subsidiary (which at the time was wholly owned by the Majority Shareholder) converted from an S Corporation to a C Corporation as defined by the Internal Revenue Code. The pledge of the note was required to enable the Majority Shareholder to obtain an interest advance under the Margin Loan without violating the Advance Base maintenance base.

     During the last two weeks of April 1999, there were three separate days when the Maintenance Base of the Margin Loan was below the required minimum collateral base. ING waived this violation with the understanding that the Majority Shareholder would develop a plan to reduce the outstanding balance on the Margin Loan.

         The Majority Shareholder has indicated to management of the company that he has both the means and the intent to pay down and/or further collateralize the Margin Loan as necessary to prevent a default under such loan. The Company can provide no assurances that the Majority Shareholder will prevent a default.


     Real Estate Liquidity: Funding of working capital for Resort Properties is provided through (1) revenue from real estate sales and related operations, (2) proceeds from a term loan facility between BankBoston and Resort Properties established January 8, 1999 in the maximum principal amount of $58 million (the "Resort Properties Term Facility") and (3) project-specific construction loans.

     The Resort  Properties  Term Facility  bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16% per annum (payable monthly in arrears), and matures on June 30, 2001. As of June 1, 1999, $50.8 million was outstanding under the Resort Properties Term Facility. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of April 25, 1999, the book value of the total assets that collateralized the Resort Properties Term Facilitity, and are included in the accompanying condensed consolidated balance sheet, was approximately $194.2 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with BankBoston (the "Syndication Letter") pursuant to which BankBoston agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility. However, no alteration of the terms of the facility may occur without the consent of Resort Properties. Although Resort Properties expects the terms of the Resort Properties Term Facility to remain substantially similar to those discussed above, one or more of such terms could be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. The Syndication Letter also provides that, in the event that BankBoston is unable to syndicate at least $33 million of the Resort Properties Term Facility on or before July 9, 1999, then BankBoston may, at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties. As of June 1, 1999, BankBoston had not syndicated any portion of the Resort Properties Term Facility. BankBoston has not indicated to the Company whether it intends to require repayment pursuant to the foregoing terms if the Resort Properties Term Facility is not syndicated. If BankBoston were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

         The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being constructed by GSRP. The Grand Summit Hotel at The Canyons is being financed through a construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility"). The Company's other Grand Summit Hotel is being constructed at the Company's Steamboat resort in Colorado. The project was initially planned to be financed through the Textron Facility. In early March, 1999, Textron advised GSRP that it was having difficulties syndicating the Steamboat portion of the Textron Facility. On March 8, 1999, GSRP released Textron from any further obligation to syndicate the Steamboat portion of the Textron Facility.

     On April 8, 1999, Textron renewed its commitment to fund the initial $12 million in construction draws on the Steamboat portion of the Textron Facility. The amendment to the Textron Facility further modified the loan to provide for a total syndication requirement of $105 million, in order for the Textron Facility to be considered "fully funded". In addition, in order to facilitate syndication, the interest rate of the Textron Facility was changed from prime plus 1.5% per annum to prime plus 2.5% per annum. Also on April 8, 1999, Resort Properties and BankBoston amended the Resort Properties Term Facility to provide that BankBoston would not declare a default under the Resort Properties Term Facility, due to the Textron Facility not being fully syndicated, until July 8, 1999, so long as Textron continued to fund the Steamboat portion of the Textron Facility. During the period from April 8, 1999 through July 8, 1999, Textron, BankBoston and Resort Properties agreed to coordinate their efforts to syndicate the balance of the Textron Facility. On June 1, 1999, Textron notified Resort Properties that it had received written commitments for the syndication of an additional $40 million of the Textron Facility, and which, following execution of documentation adding those additional lenders to the Textron Facility will bring the total syndicated amount of the Textron Facility to $110 million and cause the Textron Facility to be fully funded. Following full syndication, the proceeds of the Textron Facility will consequently be available to fund the expected remaining project costs of the hotels at both The Canyons and Steamboat.

     As of June 1, 1999, the amount outstanding under the Textron Facility was $44.2 million. The Textron Facility matures on September 24, 2002. The principal of the Textron Facility is payable incrementally as quartershare sales are closed at the rate of 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, which comprise substantial assets of the Company).

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through a construction loan facility between Canyons Resort Properties, Inc., (a wholly-owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. Additional costs (approximately $8 million) for the Sundial Lodge project have been financed through proceeds of the Resort Properties Term Facility, which have been loaned on an intercompany basis by Resort Properties to Canyons Resort Properties, Inc.. The Key Facility closed on December 19, 1998. The Company began drawing under the Key Facility in late April of 1999, following completion of the required equity contribution (approximately $8 million) of the Company in the Sundial Lodge project. The Company had no advances outstanding under the Key Facility as of April 25, 1999, but subsequent to the end of the quarter the Company has drawn $3.9 million from this facility. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries). As of April 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balance sheet, were approximately $194.2 million.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slopeside real estate. The Company has invested over $175 million in skiing related facilities in fiscal years 1997 and 1998 combined. As a result, the Company expects its resort capital programs for the next several fiscal years to be more limited in size. The fiscal 1999 resort capital program is expected to total approximately $57 million, substantially all of which was expended or fully committed prior to April 25, 1999. The fiscal 2000 resort capital program is estimated at between $15 million and $20 million.

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

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, as well as resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness which, in some cases, constitutes a significant portion of the assets of the Company. As of April 25, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying condensed consolidated balances sheet, totaled approximately $194.2 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

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

                        Changes in Results of Operations

                                Third  Quarter of Fiscal 1999  compared to Third
Quarter of Fiscal 1998.

1. Resort revenues. Resort revenues increased $10.1 million, or 7%, from $144.2 million for the three months ended April 26, 1998 to $154.3 million for the three months ended April 25, 1999. The increase is attributable to the following: a) $2.5 million, or 3.2%, increase in ticket sales due to higher yields on lower skier visits; b) $2.3 million or 12.5% increase in food and beverage revenue and $1.1 million, or 5.9%, increase in retail sales due to additional outlets; c) $1.9 million, or 14.9%, increase in skier development revenue due to the establishment of a new skier development program which included the opening of four new Perfect Turn Discovery Centers; d) $1.7 million, or 14.8%, increase in lodging revenue due to the addition of two new hotels; and e) $0.6 million increase in other miscellaneous revenue sources.

2. Real estate revenues. Real estate revenues decreased $30.6 million, or 74.8%, from $40.9 million for the three months ended April 26, 1998 to $10.3 million for the three months ended April 25, 1999. The majority of this decrease is attributable to substantial revenues recognized in fiscal 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow and the absence of new real estate inventory in fiscal 1999. These two projects were completed during the third fiscal quarter of 1998, at which time the company realized approximately $28.1 million in sales revenue. The Jordan Grand Hotel was completed during the second quarter of fiscal 1998 and generated revenue of $7.9 million during the third quarter of 1998. During the third fiscal quarter of 1999, the Company realized $7.7 million in on-going sales of quartershare units at all three hotels.

3. Cost of resort operations. Cost of resort operations increased $8.5 million, or 12.9%, from $66.1 million for the three months ended April 26, 1998 to $74.6 million for the three months ended April 25, 1999. The majority of this increase is due to: a) $0.9 million in additional snowmaking costs due to the lack of natural snow at the Company's eastern resorts; b) $1.6 million in additional costs associated with increased food and beverage outlets; c) $0.6 million in skier development costs associated with a new skier development program which included four new Perfect Turn Discovery Centers; d) $1.4 million in lodging costs associated with the opening of two new hotels; and e) $1.6 million increase in property taxes due to increased tax rates in Vermont and an increased asset base at The Canyons.

4. Cost of real estate operations. Cost of real estate operations decreased $19.9 million, or 51.9%, from $28.5 million for the three months ended April 26, 1998 to $8.6 million for the three months ended April 25, 1999. This decrease is attributable to substantial cost recognized in the third quarter of 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow. The Summit projects were completed in the third quarter of 1998, at which time the Company realized costs of approximately $16.9 million. The Jordan Grand Hotel was completed in the second quarter of 1998, during the third quarter of 1998 realized costs totaled $4.1 million. The cost associated with the on-going sales of quartershare units at all three of these hotels in the third quarter of 1999 totaled $4.1 million.

5. Marketing, general and administrative. Marketing, general and administrative expense increased $3.1 million, or 27.2%, from $11.4 million for the three months ended April 26, 1998 to $14.5 million for the three months ended April 25, 1999. This increase can be attributable to the following: a) a planned increase in marketing of $1.3 million at all of the resorts; b) $0.8 million due to severance payments and restructuring of management compensation; c) $0.3 million resulting from the expansion of management information systems; and d) $0.7 million increase associated with the increased scope of the Company's operations.

6. Depreciation and amortization. Depreciation and amortization increased $1.7 million, or 9.4%, from $18.0 million for the three months ended April 26, 1998 to $19.7 million for the three months ended April 25, 1999 primarily due to additional depreciation related to the Company's capital improvements of approximately $52 million in the fourth quarter of 1998 and first three quarters of fiscal 1999. This increase is offset slightly by the change in the estimated useful lives of certain of the Company's ski-related assets, which decreased depreciation expense by $0.3 million compared to the third fiscal quarter of 1998. See footnote 1 to the Company's financial statements - Change in Accounting Estimate.

7. Interest expense. Interest expense increased $2.6 million, or 34.7%, from $7.5 million for the three months ended April 26, 1998 to $10.1 million for the three months ended April 25, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements and real estate projects.

8. Provision for income taxes. Provision for income taxes decreased $6.2 million from $21.0 million for the three months ended April 26, 1998 to $14.8 million for the three months ended April 25, 1999. The change is primarily attributable to the decrease in the Company's pre-tax income for the three months ended April 25, 1999 as compared to the Company's pre-tax income for the three months ended April 26, 1998.

               First Nine months of Fiscal 1999 compared to First
                          Nine Months of Fiscal 1998.

1. Resort revenues. Resort revenues increased $13.7 million, or 5.2%, from $264.1 million for the nine months ended April 26, 1998 to $277.8 million for the nine months ended April 25, 1999. The inclusion of the results from Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for a $3.6 million increase (the results of Steamboat and Heavenly for fiscal 1998 are only included for the period commencing with the purchase of these resorts on November 12, 1997). The remaining increase is attributable to the following:
a) $4.0 million, or 12.6%, increase in food and beverage and $3.3 million, or 9.1%, increase in retail sales associated with additional outlets; b) $1.8 million, or 7.9%, increase in skier development associated with a new skier development program which included the opening of four new Perfect Turn Discovery Centers; c) $3.9 million, or 16.2%, increase in lodging revenue associated with the opening of three new hotels; and d) $2.5 million, or 134.5%, increase in sponsorship marketing revenue due to the increased number of sponsors and increase in funds received from existing sponsors. The increases in revenues were offset by a decrease of $1.3 million, or 0.8%, in ticket revenue due to a decrease in skier visits, and $2.3 million in other miscellaneous revenue sources.

2. Real estate revenues. Real estate revenues decreased $28.5 million, or 57.5%, from $49.6 million for the nine months ended April 26, 1998 to $21.1 million for the nine months ended April 25, 1999. The majority of this decrease is attributable to the substantial revenues recognized in fiscal 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington, Mt. Snow and Sunday River. These projects were completed during the second and third fiscal quarters of 1998, at which time the Company realized $42.4 million in sales revenue for the nine months ended April 26, 1998. For the nine months ended April 25, 1999 the Company realized $14.0 million in on-going sales of quartershare units.

3. Cost of resort operations. Cost of resort operations increased $24.6 million, or 16.7%, from $147.3 million for the nine months ended April 26, 1998 to $171.9 million for the nine months ended April 25, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $8.6 million of the increase (the results of Steamboat and Heavenly for fiscal 1998 are only included for the period commencing with the purchase of these resorts on November 12, 1997). The majority of the remaining increase is attributable to the following: a) $4.8 million in lodging costs associated with the operation of three new hotels; b) $1.2 million increase associated with a new skier development program which included the operation of four new Perfect Turn Discovery Centers; c) $3.6 million in food and beverage and retail costs associated with increased outlets; d) $1.1 million increase in snowmaking due to the lack of natural snow at the Company's eastern resorts; e) $1.5 million increase in property taxes due to increased tax rates in Vermont and an increased asset base at The Canyons; and f) $1.0 million increase in event costs associated with marketing sponsorship.

4. Cost of real estate operations. Cost of real estate operations decreased $14.2 million, or 40.9%, from $34.7 million for the nine months ended April 26, 1998 to $20.5 million for the nine months ended April 25, 1999. This decrease is attributable to the substantial cost recognized in the third quarter of 1998 from closings of pre-sold quartershare units at the company's Grand Summit Hotels at Killington, Mt. Snow and Sunday River. These projects were completed in the second and third quarters of fiscal 1998. The cost associated with the revenue realized for the nine months ended April 26, 1998 totaled $24.8 million. The cost associated with the on-going sales of these units in the third quarter of 1999 totaled $8.3 million. The remaining $2.2 million difference is attributable mainly to the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort. The timing of development for the Sugarbush project is expected to be re-evaluated by the Company during next year's skiing season. Additionally, $0.8 million of expenses were incurred during the second quarter of fiscal 1999 relating to the Company's unsuccessful $300 million bond offering which was undertaken to provide additional financing for the Company's real estate projects.

5. Marketing, general and administrative. Marketing, general and administrative expense increased $12.0 million, or 38.3%, from $31.3 million for the nine months ended April 26, 1998 to $43.3 million for the nine months ended April 25, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $5.0 million of the increase. The remaining increase can be attributed to the following: a) a planned increase in marketing expenses at the all resorts of $2.9 million; b) a stock compensation charge relating to the vesting of additional shares of management stock options of $0.6 million; c) $0.6 million of additional expenses resulting from the expansion of management information services functions; d) $2.0 million of severance payments and restructuring of management compensation; and e) $0.6 million increase in costs associated with being a public company.

6. Stock compensation charge. Stock compensation charges decreased $14.3 million, or 100%. This charge was recognized during the nine months ended April 26, 1998 to reflect stock options granted to certain members of senior management in relation to the Company's initial public offering. Approximately $0.6 million of stock compensation charges for the vesting of additional options was expensed for the nine months ended April 25, 1999 to marketing, general and administrative. [See footnote 10 - Stock Option Plan].

7. Depreciation and amortization. Depreciation and amortization increased $7.0 million, or 20.3%, from $34.5 million for the nine months ended April 26, 1998 to $41.5 million for the nine months ended April 25, 1999. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $1.6 million of the increase. The remaining increase is primarily due to additional depreciation on capital improvements of approximately $52 million made this year. These increases are slightly offset by the change in the estimated useful lives of certain of the Company's ski-related assets, which decreased depreciation expense by $0.7 million compared to the first nine months of 1998. [See footnote 1 - Change in Accounting Estimate].

8. Interest expense. Interest expense increased $4.2 million, or 16.8%, from $25.0 million for the nine months ended April 26, 1998 to $29.2 million for the nine months ended April 25, 1999 mainly due to increased debt levels associated with financing the Company's recent capital improvements and real estate projects.

9. Provision for (benefit from) income taxes. Provision for (benefit from) income taxes decreased $11.2 million from a provision of $10.4 million to a benefit of $0.8 million, which is primarily attributable to the increase in the Company's pre-tax loss for the nine months ended April 25, 1999 as compared to the nine months ended April 26, 1998, when the Company had pre-tax income. The benefit for the nine months ended April 25, 1999 was reduced from the statutory rate due primarily to a decrease in estimated deferred tax benefits relating to stock compensation tax benefits.

10. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. Accretion of discount and dividends accrued on mandatorily redeemable preferred stock decreased $1.1 million, or 25.6%, from $4.3 million for the nine months ended April 26, 1998 to $3.2 million for the nine months ended April 25, 1999. The decrease is primarily attributable to $0.9 million in additional accretion recognized during the nine months ended April 26, 1998 relating to a conversion feature on the Company's Series A 14% Exchangeable Preferred Stock, that allowed holders of these securities to convert to shares of the Company's Common Stock at a 5% discount to the Company's initial public offering price. An additional $0.9 million of the decrease is due to amortization of issuance costs recognized for the nine months ended April 26, 1998 related to the Company's Series A 14% Exchangeable Preferred Stock upon its conversion into Mandatorily Redeemable 10 1/2 % Repriced Convertible Preferred Stock. These decreases were offset by the full nine months accretion for this year and the compounding effect of the dividend accrual.

                         Changes in Financial Condition

          Third Quarter of Fiscal 1999 Compared to Fiscal Year End 1998

1. Cash and cash equivalents: Cash and cash equivalents decreased $6.3 million, or 40.9%, from a balance of $15.4 million at July 26, 1998 to a balance of $9.1 million at April 25, 1999. The decrease is primarily attributable to an investment made in the Company's real estate subsidiaries of $5.5 million from proceeds of the Company's initial public offering.

2. Accounts receivable: Accounts receivable increased $5.5 million, or 73.3%, from a balance of $7.5 million at July 26, 1998 to a balance of $13.0 million at April 25, 1999. The increase is primarily attributable to an increase in receivables of $5.3 million at the Company's resorts due to the increased business activity concurrent with the ski season.

3. Prepaid expenses: Prepaid expenses decreased $1.3 million, or 35.1%, from a balance of $3.7 million at July 26, 1998 to a balance of $2.4 million at April
25, 1999. The write off of sales and marketing expenses relating to the Sugarbush Grand Summit Hotel project, which has been postponed, accounts for $0.7 million of the decrease. The remaining decrease is primarily attributable to the recognition of various prepaid advertising, insurance and other costs which were expensed over the 1998/99 ski season.

4. Property, plant and equipment, net: Property, plant and equipment, net, increased $8.5 million, or 1.6%, from a balance of $521.1 million at July 26, 1998 to a balance of $529.6 million at April 25, 1999. The increase is primarily attributable to resort related capital improvements of $52.3 million, less $38.3 million in depreciation expense, $0.5 million in asset sales and $2.4 million in assets transferred to real estate developed for sale.

5. Real estate developed for resale: Real estate developed for resale increased $75.7 million, or 96.3%, from a balance of $78.6 million at July 26, 1998 to a balance of $154.3 million at April 25, 1999. The increase is primarily attributable to the development of the Sundial Lodge project at The Canyons and Grand Summit Resort Hotel projects at The Canyons and Steamboat, slightly offset by sales of the eastern Grand Summit Hotel inventory.

6. Long-term investments: Long-term investments decreased $1.3 million, or 17.6%, from a balance of $7.4 million at the year ended July 26, 1998 to a balance of $6.1 million at the quarter ended April 25, 1999. The decrease is primarily attributable to the maturity of certain long-term investments at the Company's captive insurance subsidiary which were held as cash at April 25, 1999 and were re-invested in long-term investments subsequent to the quarter end.

7. Other assets: Other assets increased $3.6 million, or 24.8%, from a balance of $14.5 million at July 26, 1998 to a balance of $18.1 million at April 25 1999. The increase is primarily attributable to $3.4 million in land option payments made at The Canyons.

8. Current portion of long-term debt: Current portion of long-term debt decreased $24.5 million, or 55.4% from a balance of $44.2 million at July 26,

1998 to a balance of $19.7 million at April 25, 1999. The decrease is primarily attributable to a net pay down of the Company's Senior Credit Facility consistent with the seasonal nature of the Company's cash flows.

9. Accounts payable and other current liabilities: Accounts payable and other accrued liabilities increased $50.5 million, or 113.5%, from a balance of $44.4 million at July 26, 1998 to a balance of $94.8 million at April 25, 1999. The increase is attributable to i) an increase of $14.0 million relating to the construction projects at the Company's real estate subsidiaries, ii) an increase of $5.6 million in accrued interest due to the timing of various interest payments, and iii) increases of $21.7 million in trade accounts payable and $9.1 million in other accruals due to the seasonal operating cycle of the Company's business and timing of payments.

10. Deposits and deferred revenue: Deposits and deferred revenue increased $10.6 million, or 103.9%, from a balance of $10.2 million at July 26, 1998 to a balance of $20.8 million at April 26, 1999. The change is attributable to i) an increase of $5.6 million in sales deposits taken at the Company's real estate subsidiaries, ii) a deposit of $3.0 million relating to non-strategic asset sales and iii) an increase of $2.0 million relating to deferred revenue associated with the Company's prepaid ticket programs.

11. Long-term debt, excluding current portion: Long-term debt, excluding current portion, increased $52.2 million, or 24.7%, from a balance of $211.6 million at July 26, 1998 to a balance of $263.8 million at April 25, 1999. The increase is attributable to i) a $48.6 million increase in debt at the Company's real estate subsidiaries to finance construction of Grand Summit Resort Hotels at The Canyons and Steamboat and to finance the Sundial Lodge at The Canyons, ii) a $16.0 million decrease in debt due to net repayments on the Company's Senior Credit Facility and iii) an $18.7 million increase in capital leases to finance capital improvements.

12. Other long-term liabilities: Other long-term liabilities increased $1.2 million, or 11.4%, from a balance of $10.5 million at July 26, 1998 to a balance of $11.7 million at April 25, 1999. The increase is primarily attributable to cash received on an interest rate swap agreement used as a cash flow hedge on the Senior Subordinated Notes of the Company's subsidiary, ASC East, Inc., offset by a reduction in self insurance reserve requirements at the Company's captive insurance subsidiary.

13. Mandatorily redeemable repriced convertible preferred stock: Mandatorily redeemable repriced convertible preferred stock increased $3.2 million, or 8.1%, from a balance of $39.5 million at July 26, 1998 to a balance of $42.7 million at April 26, 1999. The increase is attributable to the accretion of the dividends payable for the period.

14. Retained earnings: Retained earnings decreased $9.8 million from a balance of $11 thousand at July 26,1998 to an accumulated deficit of $9.8 million at April 25, 1999. The decrease is attributable to the Company's net loss for the period.


Year 2000 disclosure

Background
         The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technologies containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000. Inability of systems to properly recognize the year 2000 could result in system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions or engage in normal business activities.

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

Company's state of readiness
         The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and (iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems, (completed April 30, 1999), 2) gather certificates and warranties from providers, (completed April 30, 1999), 3) determine required actions and budgets, (completed April 30, 1999), 4) perform remediation and tests (expected to be completed by September 1, 1999) and 5) designing contingency and business continuation plans for each Company location (expected to be completed by June 30, 1999).

         The following is a summary of the different phases and progress to date for each initiative identified above:

         IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise-wide client server financial system, an enterprise-wide client server ticketing and direct to lift system, a mid-range enterprise-wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 through 3 are complete and the remaining phases are currently on schedule. During phase 1 and 2, the Company noted that its Sugarloaf and Sugarbush resorts have not yet converted to Year 2000 compliant lodging systems. The Company expects to convert these two resorts to Year 2000 compliant systems by August 1, 1999. The Company has estimated that all deficiencies will be remedied by September 1, 1999, which is in accordance with the original timetable.

         Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, ski lifts, elevators and telecommunication systems. Phases 1 through 3 are complete. The Company has estimated that remediation will be completed by September 1, 1999, which is in accordance with the original timetable.

         Related third party providers: The Company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1 through 3 are complete. The Company has estimated that remediation will be completed by September 1, 1999, which is in accordance with the original timetable.

Actual and anticipated costs
         The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $295,000. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf. The Company had planned to update these systems regardless of Year 2000 issues to standardize systems within American Skiing Company resorts. The total amount expended on the Year 2000 Project through April 25, 1999 was $100,000. As of April 25, 1999, the estimated future costs of the Year 2000 Project are $195,000, of which approximately (1) $0 related to costs to modify software, hire internal personnel and hire outsourced Year 2000 solution providers and (2) $195,000 related to replacement costs of non-compliant IT systems. The anticipated costs related to non-IT systems is deemed by management to be immaterial.

Risks
         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward-Looking Statements".

Contingency plans
         As of April 25, 1999, the Company had not completed the development of a contingency plan related to Year 2000. The Company expects to complete the contingency plan by June 30, 1999, 30 days behind the original schedule.

                           Forward-Looking Statements

         The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results, substantial leverage of the Company, the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with fully syndicating the Resort Properties Term Facility, the Textron Facility and various capital leases; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; change in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; the Company's ability to sell non-strategic assets to the extent planned; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing and resort real estate; competition; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; renewal or extension terms of the Company's leases and United States Forest Service permits; industry competition; the adequacy of water supply; the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in that regard; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.



                                     Item 3
           Quantitative and Qualitative Disclosures About Market Risk

             There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 27, 1998.

                           Part II - Other Information

                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's third fiscal quarter of 1999.

Exhibit No.                Description
-----------                -----------

     1) First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999

     2) Forbearance Agreement date as of March 8, 1999, between American Skiing Company Resort Properties, Inc. and BankBoston, N.A., as Agent

     3)   Amended and Restated Forbearance  Agreement dated as of April 20, 1999
          between   American   Skiing  Company  Resort   Properties,   Inc.  and
          BankBoston, N.A., as Agent

b) Reports on Form 8-K

           The Company filed a Form 8-K on March 19, 1999, reporting the resignation of PriceWaterhouseCoopers, LLP as its independent accountants.

         The Company filed a Form 8-K on April 1, 1999, reporting the appointment of Arthur Andersen, LLP as its new independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 9, 1999                                 /s/ Christopher E. Howard
----------------------------                        ----------------------------
                                                    Christopher E. Howard
                                                    Executive Vice President
                                                    (Duly Authorized Officer)


Date:  June 9, 1999                                 /s/ Mark J. Miller
--------------------------------                    ----------------------------
                                                    Mark J. Miller
                                                    Senior Vice President
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                       Accounting Officer)