Form 10-K
period 1999-07-25
AMERICAN SKIING CO /ME
filed 1999-10-22
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 25, 1999

                         Commission file number 1-13507

                             American Skiing Company
             (Exact name of registrant as specified in its charter)

      Delaware                                                       7990
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


Common Stock, $.01 par value                             New York Stock Exchange
(Title of Each Class)                     (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:


None                                                                        None
(Title of Each Class)                     (Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on October 20,1999, determined using the per share closing price thereof on the New York Stock Exchange Composite tape, was approximately $62.3 million. As of October 20, 1999, 30,286,773 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                             American Skiing Company

            Form 10-K Annual Report, for the year ended July 25, 1999

              American Skiing Company and Consolidated Subsidiaries

                                Table of Contents

                                     Part I
                                                                            Page

Item 1   Business .............................................................1

Item 2   Properties ..........................................................14

Item 3   Legal Proceedings....................................................15

Item 4   Submission of Matters to a Vote of Security Holders .................15

                                     Part II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters .................................................16

Item 6   Selected Financial Data .............................................17

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................19

Item 7A  Quantitative and Qualitative Disclosures about
         Market Risk .........................................................30

Item 8   Financial Statements and Supplementary Data .........................31

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................32

                                    Part III

Item 10  Directors and Executive Officers of the Registrant...................33

Item 11  Executive Compensation...............................................33

Item 12  Security Ownership of Certain Beneficial Owners and
         Management...........................................................33

Item 13  Certain Relationships and Related Transactions.......................33

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..................................................33

Signatures....................................................................38

                                       (i)

                                     PART I
                                 Item 1 Business
The Company


         American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries. The Parent and its subsidiaries (collectively, the "Company") is the largest operator of alpine ski and snowboard resorts in the United States. In the 1998-99 ski season, the Company's resorts generated approximately 5.1 million skier visits representing approximately 9.8% of total skier visits in the United States. The Company's business includes nine ski resorts, several of which are among the largest in the United States including: (i) Steamboat, the fourth largest ski resort in the United States with over 1.0 million skier visits during the 1998-99 ski season,
(ii) Killington, the fifth largest resort in the United States with approximately 978,000 skier visits during the 1998-99 season, (iii) Heavenly, which ranked as the second largest resort in the Pacific West region and the eighth largest resort in the United States with approximately 932,000 skier visits during the 1998-99 ski season; and (iv) three of the four largest resorts in the Northeast (Killington, Sunday River, and Mount Snow/Haystack) where THE COMPANY enjoys a 24% market share. In addition, management believes that its portfolio of resorts includes one of the most significant growth opportunities in North American skiing at The Canyons in Utah. The Canyons' dramatic terrain is favorably located, with direct highway access to the Salt Lake International Airport, and is in close proximity to most alpine venues of the 2002 Winter Olympic Games.


         In addition to operating alpine resorts, the Company develops mountainside real estate which complements the expansion of its on-mountain operations. The Company has created a unique interval ownership product, the Grand Summit Hotel, in which individuals purchase quartershare interval interests while the Company retains ownership of core hotel and commercial properties. The initial sale of quartershare units typically generates a high profit margin, and the Company derives a continuing revenue stream from operating the hotel's retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners. The Company is developing alpine resort villages at prime locations within five of its resorts designed to fit that resort's individual characteristics. The Company currently operates six Grand Summit Hotels -- two hotels at Sunday River and one hotel each at Attitash, Mount Snow, Sugarloaf and Killington. Two additional Grand Summit Hotels are under construction at The Canyons and Steamboat. The Company also operates golf courses at its resorts and conducts other off-season activities, which accounted for approximately 12% of the Company's resort revenues for fiscal 1999.

         The Company's revenues, earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and net loss available to common shareholders for its 1999 fiscal year were $317.1 million, $40.6 million, and $32.3 million, respectively. Resort revenues and resort EBITDA for fiscal 1999 were $292.6 million and $42.9 million, respectively . Real estate revenues and real estate earnings before interest and income taxes ("EBIT") for fiscal 1999 were $24.5 million and a loss of $2.3 million, respectively

Resorts

         The Canyons. When acquired in July, 1997, The Canyons, located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, was primarily an undeveloped ski resort with significant potential for future operational and real estate development. The Canyons is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away. In its first season of operation under the Company's management (1997-98), the resort generated over 167,000 skier visits, increasing to over 220,000 in 1998-99. Currently, the resort has approximately 3,300 acres of skiable terrain, serviced by 13 lifts, with an elevation of 9,990 feet and a 3,190 foot vertical drop. The area has two new base lodges and two additional on-mountain restaurants.

         Since its acquisition in July, 1997, the Company has invested approximately $40 million to develop and construct: (i) an eight passenger high-speed gondola, (ii) seven new quad lifts (including five high-speed quads),
(iii) an increase in skiable terrain to approximately 3,300 acres, and (iv) two on-mountain lodges. The resort's new Red Pine lodge will serve as the cornerstone of the Company's planned High Mountain Meadows real estate development located on a plateau at an elevation of 8,000 feet.

         Management believes that The Canyons has significant growth potential due to its proximity to Salt Lake City and Park City, its undeveloped ski terrain and its real estate development opportunities. The resort is located approximately 25 miles from Salt Lake City and is accessed by a major state highway. The Utah Winter Sports Park, which is located immediately adjacent to the resort, is scheduled to serve as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games.

         The Company has invested significant capital and created a substantial on-mountain skiing infrastructure which management believes is capable of supporting substantial skier visit growth at The Canyons. The Company intends to gradually invest additional capital to improve and expand on-mountain facilities and skiable terrain as skier visits grow. The Company currently has two significant real estate projects under construction at The Canyons, a Grand Summit Hotel and the Sundial Lodge. Both are expected to open during the upcoming ski season. Additional real estate projects at The Canyons are expected to be launched and begin construction during the 2000 and 2001 fiscal years. The Company is in the final stages of approval of a master development plan for the resort which is expected to entitle approximately 5 million square feet of development.

         Steamboat. Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado. The area consists of 2,694 acres of land licensed under a Special Use Permit issued by the Forest Service and 245 acres of private land owned by Steamboat located at the base of the ski area. The trail network consists of 141 trails covering 2,939 permit acres that are serviced by 20 ski lifts. Steamboat receives a high level of natural dry snow, averaging 330 inches annually the past 10 ski seasons. Steamboat has recorded more than 1 million skier visits in each of the past ten seasons.

         Restaurant facilities are currently located in the base area and at three other points throughout the resort. Within the ski area, the Company operates food and beverage outlets at ten restaurants, bars and outdoor serving facilities with total indoor seating capacity of approximately 1,944 and outdoor seating capacity of 790. These facilities are complemented by a number of independently operated bars and restaurants in the base area and in downtown Steamboat Springs and are considered adequate to meet current skier needs. The Company is currently constructing a 300 room Grand Summit Hotel at Steamboat, which will bring both additional beds and enhanced levels of amenities to the Steamboat base area.

         Heavenly. Located on the south shore of Lake Tahoe with three base area complexes, one in South Lake Tahoe, California and two in Stateline, Nevada, Heavenly consists of two peaks with a maximum elevation of approximately 10,060 feet, and a 3,500 foot vertical drop with approximately 4,800 acres of skiable terrain and 82 trails serviced by 27 lifts. Heavenly is the second largest resort in the Pacific West Region with about 932,000 skier visits for the 1998-99 ski season. Access to the resort is primarily through the Reno Tahoe International Airport and by automobile via Route 50 from San Francisco and Sacramento, California. There are three base lodges and four on-mountain lodge restaurants. Heavenly has a well developed bed base in the greater South Lake Tahoe, Stateline area.

         The Company's strategy at Heavenly is to add new accommodations and a gondola lift system in the South Lake Tahoe commercial area through the acquisition or control of development rights in the Park Avenue Redevelopment area. That development is expected to create express gondola service to the resort from the center of South Lake Tahoe and allow construction of two large hotel projects over the next three to five years. Pre-sales have commenced for the first of the two projects, a 194 room Grant Summit Hotel. In addition, existing development rights may be exploited at Heavenly's Stagecoach base area with the sale and construction of a mixed use condominium project over the same period.

         Killington. Killington, located in central Vermont, is the largest ski resort in the northeast and the fifth largest in the United States, with over 978,000 skier visits in 1998-99. Killington is a seven mountain resort consisting of approximately 1,200 acres with 200 trails serviced by 33 lifts. The resort has a 4,241 foot summit and a 3,150 foot vertical drop. The resort's base facilities include eight full-service ski lodges, including one located at the top of Killington Peak. In December 1996, the Company acquired the Pico Mountain ski resort located adjacent to Killington and integrated the two resorts. Management believes the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of the Company's resorts with regional, national and international clientele. The Company's real estate strategy at Killington is to expand the existing Grand Summit Hotel, begin the first phases of a new destination resort village and expand the bed base surrounding the company-owned golf course in an area approved for development. The current master plan for the proposed Killington resort village development includes over 4,450 units encompassed in over 5.3 million square feet of total development.

         Sunday River. Sunday River, located in the western mountains of Maine and approximately a three hour drive from Boston, is New England's third largest ski resort with over 526,000 skier visits during the 1998/1999 season. Extending across eight interconnected mountains, its facilities consist of approximately 654 acres of skiable terrain and 126 trails serviced by 18 lifts, with an additional 7,000 acres of undeveloped terrain. The resort has a 3,140 foot summit, a 2,340 foot vertical drop and four lodges. Sunday River is planning and developing a Resort Village at the Jordan Bowl Area (the most westerly peak). Plans for the resort village include over 1,350 units and 1.1 million square feet of total development

         Mount Snow/Haystack. Mount Snow, located in West Dover, Vermont, is the fourth largest ski resort in the Northeast United States with over 513,000 skier visits in 1998/99, and is the southernmost of the Company's eastern resorts. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. The resort consists of two mountains separated by a three-mile ridge. Its facilities consist of 133 trails and approximately 631 acres of developed skiable terrain serviced by 25 lifts. The resort has a 3,600 foot summit and a 1,700 foot vertical drop. The resort has five full-service base lodges.

         Sugarloaf. Sugarloaf is located in the Carrabassett Valley of Maine. Sugarloaf is a single mountain with approximately 1,400 acres of terrain and 126 trails and glades covering approximately 530 acres, of which 490 acres have snowmaking coverage serviced by 14 lifts. The mountain has a 4,237 foot summit and a 2,820 foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the East, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain, including its snow fields, which represent the only lift-serviced above-tree line skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania and Canada.


         Sugarbush. Sugarbush, located in Vermont's Mad River Valley, features the three highest mountain peaks of any single resort in the East. Extending over six mountain peaks, its facilities consist of 439 acres of skiable terrain and 115 trails serviced by 18 lifts. The Slide Brook Express Quad connects the Lincoln Peak and Mount Ellen base areas via a 9 minute scenic ride through the Green Mountains. The resort has a 4,135 foot summit and a 2,650 foot vertical drop. The mountains are serviced by three base lodges and two mid-mountain lodges. The on-mountain accommodations at Sugarbush consist of approximately 2,200 beds. There is also an ample off-mountain bed base within the Mad River Valley. The resort operates ski shops, full-service and cafeteria-style restaurants. The Company also owns and operates the Sugarbush Inn, a championship golf course, a sports center and a conference center and manages 185 condominium units.

         Attitash Bear Peak. Attitash Bear Peak is one of New Hampshire's premier family vacation resorts. Attitash Bear Peak offers 68 trails covering 280 skiable acres on two interconnected mountain peaks. Attitash's 12 lifts (including three quad chairs) make up one of New Hampshire's largest lift networks. The summit elevation of 2,350 feet and a base of 600 feet gives the resort a vertical drop of 1,750 feet. Attitash Bear Peak is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants and a large variety of lodging options including Attitash Bear Peak's own 143 room slopeside Grand Summit Resort Hotel and Conference Center.


Alpine Resort Industry

         There are approximately 750 ski areas in North America. In the United States, approximately 509 ski areas generated approximately 52 million skier visits during the 1998-99 ski season. Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America. The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 509 in 1999, although the number of skier visits has remained relatively flat. Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented. The Company believes that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is likely as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital. In addition, the ski resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.

         The following chart shows a comparison of the industry-wide skier visits compared to the Company's skier visits in the U.S. regional ski markets during the 1998-99 ski season:

--------------------- ----------------- ------------------ ----------------- ---------------- ------------------------
 Geographic Region        1998-99         Percentage of    Skier Visits at       Company          Company Resorts
                        Total Skier        Total Skier     Company Resorts      Regional
                         Visits (in          Visits         (in millions)     Market Share
                         millions)
--------------------- ----------------- ------------------ ----------------- ---------------- ------------------------
Northeast                   12.3              23.7%              2.9              23.8%       Killington, Sugarbush,
                                                                                              Mount Snow/Haystack,
                                                                                              Attitash/Bear Peak,
                                                                                              Sunday River,
                                                                                              Sugarloaf USA
Southeast                    4.3               8.2%              ---               ---
Midwest                      6.0              11.6%              ---               ---
Rocky Mountain              18.3              35.2%              1.3              6.7%        The Canyons, Steamboat
Pacific West                11.1              21.3%              0.9              8.4%        Heavenly
--------------------- ----------------- ------------------ ----------------- ---------------- ------------------------
U.S. Overall                52.0             100.0%              5.1              9.8%
--------------------- ----------------- ------------------ ----------------- ---------------- ------------------------

 (*) Source:  Kottke National End of Season Survey 1998/99 Final Report

         United States ski resorts range from small operations which cater primarily to day skiers from nearby population centers to larger resorts which attract both day skiers and destination resort guests. Management believes that day skiers focus primarily on the quality of the skiing and travel time, while destination travelers are attracted to the total ski and riding experience, including the non-skiing amenities and activities available at the resort, as well as the perceived overall quality of the vacation experience. Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and other retail items over a multiple-day period.

         Since 1985, the total number of skier visits in the United States has been relatively flat. However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased from approximately 6.4 million in the 1994-95 ski season to approximately 12.3 million in the 1998-99 ski season, a compound annual growth rate of approximately 17.8%. Management believes that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for the Company.

         The Company believes that it is well positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United States, including: (i) the 66.7 million members of the "baby boom" generation that are now approaching the 40 to 59 year age group where discretionary income, personal wealth and pursuit of leisure activities are maximized (this group is estimated to grow by 16.7% over the next 23 years);
(ii) the "echo boom" generation (children of baby boomers) is emerging as a significant economic force as they begin to enter the prime entry age for skiing, snowboarding and other "on-snow" sports; (iii) advances in ski equipment technology such as development of parabolic skis which facilitate learning and make the sport easier to enjoy; (iv) the continued growth of snowboarding as a significant and enduring segment of the industry, which is increasing youth participation in alpine sports; and (v) a greater focus on leisure and fitness. There can be no assurance, however, that such trends and developments will have a favorable impact on the ski industry.

Operating Strategy

         The Company believes that the following key operating strategies will allow it to increase revenues and profitability by capitalizing on its position as a leading mountain resort operator and real estate developer.

          Capitalize on Recent Facilities Expansion and Upgrades. The Company has invested over $145 million in expansion and upgrading of its on-mountain facilities over the past 2 fiscal years. This investment has substantially re-tooled the physical plant at all of the Company's recently acquired resorts. Following this investment, management believes that the Company now offers the most state-of-the-art on-mountain facilities in each of its markets. Capitalizing on this investment is one of the primary focuses of the Company's fiscal 2000 strategic plan.

          Multi-Resort Network. The Company's network of resorts provides both geographic diversity and significant operating benefits. The Company believes its geographic diversity: (i) reduces the risks associated with unfavorable weather conditions, (ii) insulates the Company from economic slowdowns in any particular region, (iii) increases the accessibility and visibility of the Company's network of resorts to the overall North American skier population, and
(iv)   enables  the  Company  to  offer  a  wide  range  of  mountain   vacation
alternatives.

         The Company believes that its ownership of multiple resorts also provides the opportunity to (i) create the industry's largest cross-marketing program, (ii) achieve efficiencies and economies of scale in purchasing goods and services, (iii) strengthen the distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking and incentive packages, (iv) establish performance benchmarks for operations across all of the Company's resorts, (v) utilize specialized individuals and cross-resort teams at the corporate level as resources for the entire Company, and (vi) develop and implement consumer information and technology systems for application across all of the Company's resorts.

         Increase Revenues Per Skier. The Company seeks to increase revenues per skier by managing ticket yields and expanding revenue sources at each resort. Management seeks to increase non-lift ticket revenue sources by increasing point-of-sale locations and sales volume through retail stores, food and beverage services, equipment rentals, skier development and lodging and property management. In addition, management believes that aggressive cross-selling of products and programs (such as the Company's frequent skier and multi-resort programs) to resort guests increases resort revenues and profitability. The Company believes it can increase ticket yields by managing ticket discounts, closely aligning ticket programs to specific customer market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages which include tickets with lodging and other services available at its resorts. During the 1998-99 ski season, the Company increased its average yield per skier visit by approximately 10% as compared to the 1997-98 ski season. Season pass revenue for the 1998-99 ski season at the resorts increased by 8.5% as compared to the 1997-98 ski season.

         Innovative Marketing Programs. The Company's marketing programs are designed to: (i) establish a nationally recognized high-quality name and image, while promoting the unique characteristics of its individual resorts, (ii) capitalize on cross-selling opportunities, and (iii) enhance customer loyalty. The company utilizes a number of innovative techniques to achieve those goals.

                  Partnership Marketing: Management believes that joint marketing programs create a quality image and a strong market presence on a regional and national basis. The Company, because of the demographics of its customers and its high profile image, is a very attractive asset to major marketers. The company has entered into promotional agreements, some of which include television, radio and special events programs, with major corporations including Sprint, Mobil, Budweiser, Pepsi/Mountain Dew, Motorola, Vermont Pure, Veryfine, Kodak, Swatch, and Green Mountain Coffee Roasters.

                  Loyalty programs: The Company created the first frequent skier program in the world, and that program has evolved into The Edge, a private-label program in which participants receive credits towards lift tickets across the United States. The Company's new mEticket program is believed to be the first nation-wide program targeted at retaining skiers who ski three to fourteen days each season, which the Company's research indicates represents the majority of the ski population. By giving guests an incentive to purchase their skiing for the year up front with the special values offered by mEticket, the Company believes it can encourage guests to ski more often and do the majority of their skiing at the Company's resorts.

                  Broadcast:  The Company  utilizes a variety of marketing media including direct mail, radio, television and the Internet. Television and radio marketing efforts include both strategic and tactical messaging;  the  strategic  advertising  promotes  the  sports  and the resorts themselves, and the tactical messaging provides current information related to ski conditions as a means of promoting visits. In addition, each resort utilizes local cable television networks to provide current information and cross-sell resort products and services.

                  Internet: The Company's resorts were among the first in the industry to embrace Internet marketing, and among the first to successfully engage in on-line sales. Internet activities include individual resort websites which provide current snow conditions, special deals and interactive programs, a real estate sales website promoting the Company's Grand Summit Hotels and Resort Villages, a site promoting summer vacation activities, a dedicated site for mEticket, on-line retail sales and a special site promoting learning to ski or snowboard. All sites are linked through the Company's own site (www.peaks.com).

                  Increasing the skier and rider market: The Company has developed a new and proprietary skier development system. It combines the unique learning method of the Company's trademarked Perfect Turn instructional method with graduated length skis, a new sales process and specially designed Sprint Discovery Centers, which are specifically designed for first time skiers and riders. Management believes this new system will significantly increase the retention rate of first time skiers and riders.

                  Develop new  programs  to serve and  attract  new guests:  The
         Company has created new programs to augment winter programming and increase summer visits. Winter activities at Company resorts have been greatly expanded with the addition of new Fun Centers. These Fun Center programs are designed to reflect the needs of each individual resort. Activities offered at the Company's resorts include ice skating, snowmobiling, snow tubing, snowshoeing, snowcat rides, arcades and other indoor and outdoor activities. As part of an ongoing effort to expand summer revenues, the Company has created Grand Summer Vacations, which package the many summer activities available at Company resorts including water slides, canoeing, mountain biking, climbing walls, chairlift rides, golf, tennis, hay rides, alpine slides, BMX parks, and swimming.

         Mountainside Real Estate Development. The Company's real estate development strategy is designed to capitalize on and support its substantial investment in its on-mountain facilities over the last several years. The
Company's resort real estate development strategy is centered around the creation of alpine resort villages at five of its resorts, The Canyons, Heavenly, Killington, Steamboat and Sunday River. Each village consists of carefully planned communities integrated with condominiums, luxury townhouses, single family luxury dwellings or lots and commercial properties. Each village is anchored by a Grand Summit Hotel, a full service hotel operated in a quarter-ownership format. Residential units in Grand Summit Hotels are sold in quartershare interval interests that allow each of four quartershare unit owners to use the unit for 13 weeks divided evenly over the year. The Company's primary focus over the next several years is expected to be capitalizing upon its opportunities at The Canyons and Heavenly. Development at other villages is expected to continue, albeit at a slower pace than these two resorts.

         Expand Golf and Convention Business. The Company is one of the largest owners and operators of resort golf courses in New England and seeks to capitalize on this status to increase off-season revenues. Sugarloaf, Killington, Mount Snow/Haystack and Sugarbush all operate championship resort golf courses. The Sugarloaf course, designed by Robert Trent Jones, Jr., has been rated as one of the top 25 upscale courses in the country according to a Golf Digest magazine survey. The Company also operates eight golf schools at locations along the East Coast from Florida to Maine. The Company's golf program and other recreational activities draw off-season visitors to the Company's resorts and support the Company's growing off-season convention business, as well as its real estate development operations.

Resort Operations

         The Company's resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. Lift ticket sales represent the single largest source of resort revenues and produced approximately 46% of total resort operations revenue for fiscal 1999.

         The following chart reflects the Company's sources of resort revenues across certain revenue categories as well as the percentage of resort revenues contributed by each category for the fiscal year ended July 25, 1999.

     ---------------------------------------------------------------------------
                                              Fiscal Year Ended July 25, 1999
                                              Resort Revenues      Percentage of
                                               (in thousands)    Resort Revenues
     ---------------------------------------------------------------------------
          Revenue Category:
           Lift Tickets                             $ 134,504              46.0%
           Food and beverage                                               13.1%
                                                       38,259
           Retail sales                                                    14.2%
                                                       41,463
           Lodging and property                                            10.8%
                                                       31,672
           Skier development                                                8.3%
                                                       24,159
           Golf, summer activities and                                      7.6%
          miscellaneous                                22,501
     ---------------------------------------------------------------------------
          Total Resort Revenues                    $  292,558             100.0%
     ---------------------------------------------------------------------------

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

         Retail Sales. Across all of its resorts, the Company owns over 80 retail and ski rental shops. The large number of retail locations operated by the Company allows it to improve margins through large quantity purchase agreements and sponsorship relationships. On-mountain shops sell ski accessories such as goggles, sunglasses, hats, gloves, skis, snowboards, boots and larger soft goods such as jackets and snowsuits. In addition, all locations offer the Company's own logo-wear which generally provides higher profit margins than other retail products. In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel. In addition, in 1997, the Company expanded its retail operations by expanding and opening new off-site retail facilities in high traffic areas, such as stores on the Killington Access Road, in downtown South Lake Tahoe, and in the Freeport, Maine and North Conway, New Hampshire retail districts.

         Lodging and Property Management. The Company's lodging and property management departments manage their own properties as well as properties owned by third parties. Currently, the Company's lodging departments manage approximately 1,750 lodging units at the Company's resorts. The lodging departments perform a full complement of guest services including reservations, property management, housekeeping and brokerage operations. Most resorts have a welcome center to which newly arriving guests are directed. The center allocates accommodations and provides guests with information on all of the resort's activities and services. The Company's property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions.

         Skier Development. The Company has been an industry leader in the development of learn to ski programs. Its Guaranteed Learn to Ski Program was one of the first skier development programs to guaranty that a customer would learn to ski in one day. The success of this program led to the development of "Perfect Turn," which management believes was the first combined skier development and marketing program in the ski industry. Perfect Turn ski professionals receive specialized training in coaching, communication, skiing and both selling related products and cross-selling other resort goods and services. The Company operates a hard goods marketing program at each of its resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn. During the 1998-99 season the Company embarked upon a new skier development program that focused on the marketing and sales of the entire mountain resort experience, rather than simply traditional learn-to-ski concepts, the Company intends to continue this plan for the 1999-2000 season.

Real Estate Development

         In the spring of 1998, the Company formed American Skiing Company Resort Properties, Inc. ("Resort Properties") as a real estate development holding company through which substantially all of the Company's real estate activities are conducted. As of October 7, 1999, Resort Properties has been capitalized with $31.2 million in cash and land from the Company, and the Company currently plans to contribute up to an additional $26 million during the remainder of Fiscal 2000.

         With the ski industry in a period of consolidation as costs of infrastructure required to maintain competitiveness have increased, the Company's acquisitions of large, well-known ski resorts in need of lodging and after-ski activities is expected to provide a foundation for creating a highly attractive supply of vacation home products.

         The Company's real estate development strategy is centered upon the creation of "resort villages" at five of the Company's largest resorts. Development within these resort villages is focused upon projects which management believes will generate the highest returns to the Company. While the business plan contemplates the completion of projects at several of the Company's resorts across the United States, there is a clear focus on The Canyons and, to a slightly lesser extent, Heavenly. The strength of the existing market in the Park City, Utah area combined with the impact of the 2002 Winter Olympic Games makes The Canyons a unique development opportunity. The Salt Lake City area has been one of the fastest growing regions in the United States over the last several years. The Park City area is growing even more rapidly, at twice the State average according to State of Utah authorities. The effect of this rapid expansion on the real estate market is dramatically compounded by this area hosting the 2002 Winter Olympic Games. Management believes that this combination provides a unique real estate development opportunity, and has adjusted the Resort Properties business plan to account for these factors.

         The Resort Properties business plan also requires certain pre-sale levels to be satisfied for projects prior to the commencement of project construction, which management believes helps to ensure that projects with a higher projected return and lower risk level will be developed. Projects are developed through a combination of equity proceeds, proceeds from the Resort Properties Term Facility (discussed below) and secured project financing, which is generally without recourse to the Parent and its resort operating subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Resort Villages. The Company's strategy is to respond to the expected increase in demand for vacation home products with a variety of product types, from timeshare to whole-ownership, emphasizing the development of slopeside, ski-in/ski-out real estate that complements the Company's mountain operations. Key components of the strategy are the creation of "resort villages" at the following resorts: The Canyons, Heavenly, Killington, Sunday River and Steamboat. Each resort village is expected to consist of the following products:

o Quartershare hotels: The Company's quartershare hotels, known as "Grand Summit Hotels", are the anchors of the pedestrian villages.
o Whole and fractional ownership condominium hotels: Whole-ownership condominiums such as the Sundial Lodge at The Canyons and other fractional ownership condominiums are expected to fill out the accommodation base in the pedestrian villages.
o Townhouses and Single Family Homes: Expansion of the breadth and depth of the real estate product available for purchase or rent through selling and building stacked townhouses, townhouses, and single family homes at each resort where market demand presents opportunities.
o Retail. The Company's retail leasing business is expected to directly lease or sell to third parties for re-leasing all retail space created within the resort villages. Management believes that retail opportunities present an essential ingredient that enhances the after-ski experience.

         The master plans for each resort village core consist of approximately 1,200 units of accommodation supported by 140,000 square feet of retail space. A strong component of the retail space is outdoor recreation-related retail. Each building within a village is expected to consist of at least one level of underground parking, and will generally include ground floor retail and three to five stories of residential units. In some cases (such as the Grand Summit Hotels at The Canyons and Steamboat) heights of buildings will range to nine stories utilizing steel and concrete construction. As building progresses to the village periphery, residential density, parking and retail are intended to be reduced.

         Local approvals for these plans are at various stages of completion.

o The Canyons: The first phase of the resort village is fully vested and approved, and the remainder is expected to be approved in the Fall of 1999.

o Heavenly: The redevelopment area of Park Avenue has already been approved and the Company expects to sign a development agreement with the City of South Lake Tahoe and commerce development in fiscal 2000.

o Killington: The master plan has received its initial Act 250 approval, but must make its way through the appeal process. A re-zoning vote for a major portion of the village is scheduled for November 1999. Entitlements for individual projects may be obtained prior to final determination in master plan approvals.

o Sunday River: The resort village master plan for Jordan Bowl is complete. Individual permits for projects are all that is required for development.

o Steamboat: The mountain-town planning process will continue through a major portion of fiscal 2000. No specific schedule has been established for its conclusion.

         The villages are designed to be the focal point of the guest experience at each resort. Convenient access to the village on arrival, a stress free walking experience while staying in the village, direct ski and lift access to the mountains and easy access to golf are expected to characterize each location.

         The villages are each organized around a central plaza, forum or activity center, with a strongly defined pedestrian retail spine anchored at each end by either mountain lifts, large hotels or parking and people mover systems. Pedestrian side streets from the central spine lead to additional retail and accommodations. Ultimate ownership of infrastructure and public facilities is expected to be transferred to a resort management company owned or controlled by the Company.

         Grand Summit Hotels. The Grand Summit Hotel is a unique interval ownership product originated by the Company. Each hotel is a condominium consisting of fully furnished residential and commercial units with a voluminous atrium lobby, two or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool and other recreational amenities. Residential units in the hotel are sold in quartershare interests, and the balance of the hotel is typically retained by the Company. Ground level hotel street frontage will be utilized as retail space taking advantage of pedestrian traffic in the village core.

         Each quartershare hotel unit consists of a 13-week ownership interest spread evenly throughout the year. Weeks that are not used by an owner are typically dedicated to the Company's optional rental program managed on a traditional hotel format, which allows Resort Properties to retain a portion of gross rental revenue. Consequently, the Company expects to benefit from revenue generated by (i) the sale of units, (ii) the recurring revenues from lodging rental, (iii) other hotel and commercial operations, and (iv) enhanced length of stay by the ski visitor at the resort.

         The following table summarizes Grand Summit pre-sales and sales activity through October 3, 1999:

  ------------------    ---------------      ------------------   --------------
  Projects              Pre-Sale              Pre-Sales / Sales   %  of Total
                        Commencement               ($000s)        Project
                                                                  Sell-Out(4)
  ------------------    ---------------      ------------------   --------------
  GSRCC (1)             Dec. 1991             $   24,451           100%
  Attitash              Nov. 1995                 10,417            49%
  Jordan Bowl           Nov. 1996                 23,795            72%
  Mount Snow            Nov. 1996                 19,345            55%
  Killington            Nov. 1996                 27,473            77%
  Steamboat (2)         Jan. 1998                 30,855            29%
  Canyons (2)           Feb. 1998                 61,781            50%
  Heavenly(3)           Feb. 1999                 34,618            28%
  ------------------    --------------------- ------------------- --------------

(1) Grand Summit Resort and Conference Center at Sunday River

(2) Projects currently under construction

(3) Represents non-binding reservations, not binding pre-sales.

(4)Percentage of Total Project Sell-Out is an estimate based upon current sales prices for remaining Project inventory, and actual results may differ based upon adjustments in sales price of that inventory.


         Whole Ownership Condominium Hotels. These hotels consist of fully furnished upscale condominium units operated on a traditional hotel format. The whole ownership structure satisfies this market segment's desire for traditional real estate, but complements this traditional concept with both hotel-type amenities and easy access to rental income generated through the hotel rental management program. The Company retains ownership of the front desk and other common areas of the condo/hotels with the expectation of operating these hotels over the long term. By integrating the condo/hotels with its central reservation system, the Company is enhancing its revenue opportunities through vertically integrated resort operations, simplicity for guest reservations, and the revenue splits associated with this type of product. The Sundial Lodge at The Canyons, as in most of the resort village condominium products, also creates retail space on the ground floor that supports the pedestrian village. The ground floor of this building houses 31,800 square feet of retail and commercial space. This space rests at the heart of the resort's retail center.

         The condo/hotel product is marketed and sold using an "event marketing" methodology that results in substantial sales from two marketing "events". The first event is a reservation day, preceded by several weeks of intense marketing. In the case of the Sundial Lodge at The Canyons, this event produced over 225 reservations, each accompanied by a $5,000 deposit, for what was then a 75 unit project. Each reservation holder has the right to purchase two units. At the second event held in August 1998, a fulfillment weekend, these Sundial Lodge reservations were converted into sales contracts for 150 units in an expanded project. For this type of product, the Company generally expects the event marketing process to result in pre-sales of 80% to 100% of the project before construction commences. In the case of Sundial Lodge, the marketing process resulted in the project being 100% sold-out prior to construction.

         Retail. The Company has completed retail needs programming studies for each of the five resort village locations. Each study was conducted by a consortium of some of the leading experts in retail in North America. The
Company is in the process of lease-up at The Canyons. While there is high interest in the Company's retail program, identifying the timing of permanent lease-up is challenging due to the high level of construction expected in the village core over the next two years and the fact that the village's central forum will not be completed until fall 2000.


         Townhouses and Single Family. There is a component of resort real estate purchasers that do not prefer core village areas, choosing instead to be located in an area which is convenient to the resort, but removed from the center of activity. There is also logical reasoning for decreasing densities of development as one moves away from the core areas. Within each resort master plan are areas that can accommodate stacked town houses of a site density of about 20 to 30 units per acre, town houses ranging from 10 to 20 units per acre, and single family homes structured as both small and large lot product.

         Development Program

         The Company's five year real estate business plan consists of the development of up to 17 projects at its various resorts. This model anticipates continuing sell-out and development of the Company's 7 existing projects. Four projects (Grand Summit Hotels at Attitash, Jordan Bowl at Sunday River, Killington and Mt. Snow) are fully constructed and operational. Three additional projects are currently under construction: Grand Summit Hotels at The Canyons and Steamboat, and the Sundial Lodge at The Canyons. An additional seven projects are expected to commence pre-sales and planning during the Company's current fiscal year. The remaining projects are expected to be launched in fiscal 2001 or 2002.

         Four Existing Grand Summit Hotels. The Company opened its first Grand Summit Hotel known as the Grand Summit Resort and Conference Center at Sunday River in December 1993. The Grand Summit Hotel at Attitash was opened in March 1997. During Fiscal 1998, the Company opened three additional Grand Summit Hotels (at Jordan Bowl at Sunday River, Mount Snow and Killington). The Company is currently selling quartershare units at the Attitash Grand Summit and the three Grand Summits that opened during Fiscal 1998.

         Three   Projects   Under   Construction.   The  Company  has  commenced
construction of the following three hotels at its western resorts:

         o 182 room Grand Summit quartershare (728 quartershares) hotel located at the Steamboat resort in Steamboat Springs, Colorado;

         o 213 room Grand Summit quartershare (852 quartershares) hotel located at The Canyons resort in Utah;

         o 150 unit whole-ownership Sundial Lodge condominium hotel also located at The Canyons resort.

The conceptual framework for the Company's western Grand Summit Hotel projects is the existing Grand Summit Hotels at eastern resorts. However, the western prototype has a more upscale design, taking advantage of the perceived strong demand for the product and complementing the destination nature of the Company's western resorts. The Sundial Lodge condo hotel project at The Canyons is further scaled to account for the expected strong demand surrounding the 2002 Winter Olympics in Salt Lake City. Management expects that the upscale design at the western locations will command higher price points, with a significant increase in the average price per quartershare over eastern property pricing levels.

         Multiple Projects Starting in Fiscal 2000. The projects commencing in fiscal 2000 represent a clear focus on the Company's most substantial immediate development opportunities at The Canyons and Heavenly, while simultaneously generating a diversification of real estate product at a broader spectrum of The Company's resorts. The new fiscal 2000 projects are expected to include several projects at The Canyons, a Grand Summit Hotel at Heavenly, introduction of Killington Grand Summit Hotel Phase II to the market in the latter part of the upcoming ski season and the introduction to the market in the Spring of 2000 of the Jordan Pond Townhome project at the Company's Sunday River resort.

Leased Properties

         The Company's operations are wholly dependent upon its ownership or control over the real estate constituting each resort. The following summarizes certain non-owned real estate critical to operations at each of the Company's resorts. Management believes each of the following leases, permits or agreements is in full force and effect and that the Company is entitled to the benefit of such agreements.

         The Sunday River resort leases approximately 1,500 acres, which constitute a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee. This lease was amended on January 23, 1998 to allow Sunday River to purchase portions of the leased property for real estate development at a predetermined amount per acre. In January 1998, the Company acquired an undivided one-half interest in the fee title to the leased parcel.

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

         The Mount Snow resort leases approximately 1,315 acres which constitute a substantial portion of its skiable terrain. Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service. The permit has a 40-year term expiring December 31, 2029, which is subject to renewal at the option of Mount Snow if certain renewal conditions are satisfied. Mount Snow also leases 252 acres, which constitute a portion of its skiable terrain, from the Town of Wilmington, Vermont. The lease expires November 15, 2030. There are no renewal options. In addition, Mount Snow leases approximately 169 acres from Sargent Inc. pursuant to two separate leases expiring September 30, 2018, and March 31, 2025, respectively. Each lease can be renewed for an additional 30-year term. Mount Snow also has the option to purchase the leased property and a right of first refusal in the event the lessor receives a bona fide offer for the leased properties.

         Attitash Bear Peak uses approximately 281 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service dated. The permit has a 40-year term expiring July 18, 2034, which is renewable subject to certain conditions. In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003. Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

         Killington leases approximately 2,500 acres from the State of Vermont. A substantial portion of that property constitutes skiable terrain. The initial lease was for a 10-year term which commenced in 1960. The lease contains nine 10-year renewal options. Killington exercised the renewal option in 1970, 1980 and 1990. Assuming continued exercise of Killington's option, the lease ultimately expires in the year 2060. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each 10-year term (or extended term) the State has the option to buy out the lease for an amount equal to Killington's adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2000. Although the Company has not had confirmation from Vermont State officials, it has no reason to believe that the State intends to exercise the option at that time.

         The Sugarloaf resort leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated June 3, 1987. The lease term expires December 2003. Sugarloaf has an option to renew the lease for an additional 20-year term.

         The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain, under a lease from Wolf Mountain Resorts, LC. The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each (the "Wolf Lease"). The lease provides an option to purchase (subject to certain reconveyance rights) those portions of the leased property that are intended for residential or commercial development at a cost of 5.5% of the full capitalized cost of such development in the case of property retained by the Company, or 11% of such cost in the case of property intended for resale. The Canyons also leases approximately 807 acres, which constitute the area for the planned mid-mountain village and a substantial portion of skiable terrain, from the State of Utah School and Institutional Trust Land Administration. The lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis. The Wolf Lease also includes a sublease of certain skiable terrain owned by the Osguthorpe family. The Company has established certain additional ski development rights under a direct agreement with the Osguthorpe family. The ski development rights for approximately 3,000 acres of skiable terrain targeted for development by the Company are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.

         Heavenly uses approximately 1,543 acres of its skiable terrain located in California and Nevada pursuant to a special use permit issued by the United States Forest Service. The permit expires on August 5, 2029. Heavenly uses approximately 2,000 acres of additional skiable terrain in Nevada pursuant to a special use permit which expires on August 5, 2029.

         Steamboat uses approximately 2,644 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029. Under Steamboat's existing master plan, an additional 958 acres of contiguous National Forest lands is expected to be added to the permitted area.

         The Forest Service can terminate most of the foregoing special use permits if it determines that termination is required in the public interest. However, to the knowledge of the Company, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permit holder.

Systems and Technology

         Information Systems. The Company's information systems are designed to improve the ski experience through the development of more efficient guest service products and programs. The Company has substantially implemented a comprehensive system and technology plan including: (i) an integrated customer database that tracks information regarding guest preferences and product purchasing patterns, (ii) an extensive data communications network linking most point-of-sale locations through a central database, (iii) a central reservations system for use in the resort's rental management business and (iv) a skier development reservation and instructor scheduling system that simplifies the booking process and allows for optimal utilization of instructors.

         Snowmaking Systems and Technology. The Company believes it operates the largest consolidated snowmaking operation in existence, with approximately 3,000 acres of snowmaking coverage. The Company's proprietary snowmaking software program enables it to produce what management believes is the highest quality man-made snow in the industry. The Company refers to this ideal quality product as "Retail Snow," a high quality, durable skiing surface with top to bottom consistency. All of the Company's snowmaking systems are operated via computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation. The Company utilizes an efficient ground based, tower based and fully automated snowgun nozzle technology and has developed software for determining the optimal snowmaking nozzle setting at multiple locations on the mountain. This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, eliminating guesswork and ensuring the ideal snow quality. All of the snowmaking systems are networked to provide the ability to view information from multiple locations within its resort network. Another unique feature of the Company's system is the current display of trail status, lift status, weather conditions and other various on-mountain information at locations throughout each resort. Much of this information is available on the World Wide Web at the Company's and its individual resorts' web sites.

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

Employees and Labor Relations

         The Company employs approximately 12,140 employees at peak season and approximately 1,700 persons full time. None of the Company's employees are covered by any collective bargaining agreements. The Company believes it has good relations with its employees.

Government Regulation

         The Company's resorts are subject to a wide variety of federal, state, regional and local laws and regulations relating to land use, environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission and disposal of hazardous materials and hazardous and nonhazardous wastes, and other environmental matters. While management believes that the Company's resorts are currently in material compliance with all land use and environmental laws, failure to comply with such laws could result in costs to satisfy environmental compliance and/or remediation requirements or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect the Company's future operations. Phase I environmental assessments have been completed on substantially all of the real estate owned or controlled by the Company. The reports identified areas of potential environmental concern including the need to upgrade existing underground storage tanks at several facilities and to potentially remediate petroleum releases. The reports did not, however, identify any environmental conditions or non-compliance at any of the Company's properties, the remediation or correction of which management believes would have a material adverse impact on the business or financial condition of the Company or results of operations or cash flows.

         The Company believes it has all permits, licenses and approvals from governmental authorities material to its operations as currently configured. The Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of any of its properties.

         The Company's resort and real estate capital programs require permits and approvals from certain federal, state, regional and local authorities. The Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of its facilities, and otherwise to conduct its operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that would have a material adverse effect on the Company, or that important permits, licenses or agreements will not be canceled, not renewed, or renewed on terms no less favorable to the Company. Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state and/or local approvals. Although the Company has consistently been successful in implementing its capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained.

                                     Item 2
                                   Properties

         The Company's resorts include several of the top resorts in the United States, including: (i) Steamboat, the fourth largest ski resort in the United States with over 1.0 million skier visits in the 1998-99 ski season; (ii)
Killington, the fifth largest resort in the United States with over approximately 978,000 skier visits in the 1998-99 ski season; (iii) three of the four largest resorts in the Northeast (Killington, Sunday River and Mount Snow/Haystack) in the 1998-99 ski season; and (iv) Heavenly, which ranked as the second largest resort in the Pacific West region for the 1998-99 season with a resort record 932,000 skier visits. The following table summarizes certain key statistics of the Company's resorts:


  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------
                                  Skiable     Vertical                         Snowmaking                1998-99
                                  Terrain       Drop                Total       Coverage       Ski        Skier
  Resort                          (acres)      (feet)   Trails      Lifts     (% of acres)    Lodges     Visits
                                                                 (high-speed)                            (000s)
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------

  Killington                       1,200       3,150      200       33(6)         70.0%         8           978
  Sunday River                       654       2,340      126       18(4)         93.3          4           526
  Mount Snow/Haystack                631       1,700      133       25(3)         79.0          5           513
  Sugarloaf                        1,400       2,820      126       14(2)         35.0          1           329
  Sugarbush                          439       2,650      115       18(4)         66.1          5           368
  Attitash Bear Peak                 280       1,750       68       12(2)         89.7          2           210
  The Canyons                      3,300       3,190       63       13(9)          4.5          2           220
  Steamboat                        2,939       3,668      141       20(4)         14.9          4         1,013
  Heavenly                         4,800       3,500       82       27(6)          5.7          7           932
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------
       Total                      15,643                1,054      180(40)                     38         5,089
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------

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

         Each of the Company's subsidiaries which operate resorts has pending claims and is regularly subject to suits with respect to personal injury claims related principally to skiing activities at such resort. Each of these operating companies maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of a ski resort. The Company operates a captive insurance company authorized under the laws of the State of Vermont, which, until early fiscal 1999, provided liability and workers' compensation coverage for its resorts located in Vermont. The Company currently does not use the captive insurance subsidiary to provide liability and workers' compensation insurance coverage, but it is still responsible for any future claims arising from insurable events which may have occurred while this coverage was being provided by the captive insurance subsidiary. The captive insurance subsidiary maintains cash reserves in amounts recommended by an independent actuarial firm, which management believes to be adequate to cover any such claims.

         The Killington resort has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP. In addition, the Company recently received notification that its Heavenly resort is expected to be designated as a PRP at a Superfund site in Patterson, CA. The Company has yet to be officially designated with respect to this site. The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company or results of operations or cash flows.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

          Not applicable.

                                     PART II

                                     Item 5
                  Market for the Registrant's Common Equity and
                        Related Security Holder Matters.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "SKI". The Company's Class A Common Stock is not listed on any exchange and is not publicly traded, but is convertable into Common Stock of the Company. As of October 20, 1999, 30,286,773 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A Common Stock held by one holder and 15,526,243 shares of Common Stock held by approximately 5,000 holders.

         The following table sets forth, for the fiscal quarters indicated, the range of high and low sale prices of the Company's Common Stock as reported on the NYSE Composite Tape.

                      American Skiing Company Common Stock

                                Fiscal 1999                 Fiscal 1998
                            High            Low        High             Low

       1st Quarter          $12.50       $  5.19       -----            -----
       2nd Quarter          $10.25       $  4.75      $17.00            $13.00
       3rd Quarter         $  5.75       $  3.06      $16.88            $12.94
       4th Quarter         $  5.50       $  2.38      $14.13            $12.13

Market Information

         The Company has not declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its capital improvement and growth strategies and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. Each of (i) the Indenture governing the Company's 12% Senior Subordinated Notes due 2006, (ii) the Company's $165 million Senior Credit Facility with BankBoston, N.A. (as described below), and
(iii) the terms of the Company's 10.5% Mandatorily Redeemable Preferred Stock contains certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on equity interests of the Company. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                     Item 6
                             Selected Financial Data

         The following selected historical financial data of the Company have been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent accountants as of and for the fiscal year ended July 25, 1999; and for the years ended July 30, 1995, July 28, 1996, July 27, 1997 and July 26, 1998 have been derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent accountants.


                                                              Historical Year Ended (1)

                                           July 30, 1995 July 28, 1996 July 27, 1997 July 26, 1998  July 25, 1999
                                                     (in thousands, except per share, real estate units,
                                                                and per skier visit amounts)
Consolidated Statement of Operations Data:
Net revenues:
   Resort (2)                                  $46,794       $63,489      $163,310      $277,574      $292,558
   Real estate                                   7,953         9,933        10,721        60,992        24,492
                                           ------------  ------------  ------------  ------------  ------------
        Total net revenues
                                                54,747        73,422       174,031       338,566       317,050

Operating expenses:
   Resort                                       29,725        41,799       107,230       171,246       198,231
   Real estate                                   3,994         5,844         8,950        43,554        26,808
   Marketing, general and administrative         9,394        11,289        25,173        40,058        51,434
   Stock compensation charge (3)                     -             -             -        14,254             -
   Depreciation and amortization                 3,910         6,783        18,293        37,965        44,202
                                           ------------  ------------  ------------  ------------  ------------
        Total operating expenses                47,023        65,715       159,646       307,077       320,675
                                           ------------  ------------  ------------  ------------  ------------

Income (loss) from operations                    7,724         7,707        14,385        31,489       (3,625)
Other expenses:
   Commitment fee                                    -         1,447             -             -             -
   Interest expense                              2,205         4,699        23,730        34,575        39,382
                                           ------------  ------------  ------------  ------------  ------------

Income (loss) before provision (benefit)
for income taxes and minority interest in
loss of subsidiary                               5,519         1,561       (9,345)       (3,086)      (43,007)
Provision (benefit) for income taxes               400         3,906       (3,613)         (774)      (15,057)
Minority interest in loss of subsidiary              -         (108)         (250)         (445)             -
                                           ------------  ------------  ------------  ------------  ------------

Income (loss) before extraordinary items         5,119       (2,237)       (5,482)       (1,867)      (27,950)
Extraordinary loss, net of income tax
benefit                                              -             -             -         5,081             -
                                           ------------  ------------  ------------  ------------  ------------

Income (loss) before preferred stock
dividends                                        5,119       (2,237)       (5,482)       (6,948)      (27,950)

Accretion of discount and issuance costs
and dividends accrued on mandatorily
redeemable preferred stock                           -             -           444         5,346         4,372
                                           ------------  ------------  ------------  ------------  ------------

Net income (loss) available to common
    shareholders                                $5,119      ($2,237)      ($5,926)     ($12,294)     ($32,322)
                                           ============  ============  ============  ============  ============


Basic and fully diluted loss per share:
Loss before extraordinary items                      -       ($2.37)       ($6.06)       ($0.28)       ($1.07)
Extraordinary loss                                   -             -             -        (0.20)             -
                                           ------------  ------------  ------------  ------------  ------------
Net loss available to common shareholders            -       ($2.37)       ($6.06)       ($0.48)       ($1.07)
                                           ============  ============  ============  ============  ============
Weighted average shares outstanding                  -           942           978        25,809        30,286
                                           ============  ============  ============  ============  ============


Other Data:
Resort:
Skier visits (000's)(4)                          1,060         1,290         3,025         5,319         5,089
Season pass holders (000's)                       11.2          13.2          30.9          44.1          44.2
Resort revenues per skier visit                 $44.15        $49.22        $53.99        $52.19        $57.48
Resort EBITDA(5)(6)                             $7,675       $10,401       $30,907       $66,270       $42,893

Real estate:
Number of units sold                               163           177           123         1,009         1,290
Number of units pre-sold(7)                          -           109           605           861         1,151
Real estate EBIT(6)(8)                          $3,959        $4,089        $1,771       $17,438      ($2,316)

Statement of Cash Flows Data:
Cash flows from (used in) operations           $12,593        $7,465        $6,788        $8,708     ($77,235)
Cash flows used in investing activities       (13,843)     (122,583)      (14,070)     (384,303)      (37,486)
Cash flows from financing activities             2,399       116,941        19,655       375,407       108,354

Balance Sheet Data:
Total assets                                   $72,434      $298,732      $337,340      $780,899      $907,502
Mandatorily redeemable preferred stock               -             -        16,821        39,464        43,836
Long term debt, including current
    maturities                                       -       210,720       236,330       383,220       502,461
Common shareholders' equity                     30,502        21,903        15,101       268,204       236,655

(1) The historical results of the Company reflect the results of operations of the Attitash Bear Peak ski resort since its acquisition in July 1994, the results of operations of the Sugarbush ski resort since October 1994, the results of operations of the Mount Cranmore ski resort from its acquisition in June 1995 through its divestiture in November 1996, the results of operation of S-K-I Ltd. since its acquisition in June 1996, the results of operation of Pico Mountain since its acquisition in November 1996, the results of operations of The Canyons resort since its acquisition in July 1999 and the results of operations of the Steamboat and Heavenly resorts since their acquisition in November 1997.

(2) Resort revenues represents all revenues excluding revenues generated by the sale of real estate interests.

(3)In the first quarter of fiscal 1998, the Company granted to certain executive officers and other employees fully vested options to purchase 511,530 shares of Common Stock at an exercise price of $2.00 per share. The Company also agreed to pay certain tax liabilities which the recipients of the options expect to incur upon exercise of the options. Because the $2.00 per share exercise price was below the fair market value of a share of Common Stock on the date of grant, the Company recognized a one-time compensation charge of $14.3 million in fiscal 1998.

(4)For the purposes of estimating skier visits, the Company assumes that a season pass holder visits the Company's resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

(5)Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense.

(6)Resort EBITDA and Real Estate EBIT are not measurements calculated in accordance with GAAP and should not be considered as alternatives to operating or net income as an indicator of operating performance, cash flows as a measure of liquidity or any other GAAP determined measurement. Certain items excluded from Resort EBITDA and/or Real Estate EBIT, such as depreciation, amortization and non-cash charges for stock compensation awards and asset impairments are significant components in understanding and assessing the Company's financial performance. Other companies may define Resort EBITDA and Real Estate EBIT differently, and as a result, such measures may not be comparable to the Company's Resort EBITDA and Real Estate EBIT. The Company has included information concerning Resort EBITDA and Real Estate EBIT because management believes they are indicative measures of the Company's liquidity and financial position, and are generally used by investors to evaluate companies in the resort industry.

(7)Pre-sold units represent quartershare and other residential units for which the Company has a binding sales contract, subject to certain closing conditions, and has received a 5% down payment on the unit from the purchaser. Recognition of the revenue from such pre-sales is deferred until the period in which such sales are closed.

(8)Real Estate EBIT represents revenues from real estate sales less cost of real estate sold, including selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

                                     Item 7
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

         The following is management's discussion and analysis of financial condition and results of operations for the twelve months ended July 25, 1999. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report.

         The Oak Hill Transaction. On August 9, 1999, the Company consummated the sale of 150,000 shares of its Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill"). The Company realized gross proceeds of $150 million on the Series B Preferred Stock sale. The Company used $128.6 million of the proceeds to reduce indebtedness under its Senior Credit Facility (as described below), approximately $30 million of which will be reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"). The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale and related transactions, and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million. As a result of these transactions, management believes that its current capital resources are sufficient both to fund operations at its resorts and to complete those real estate projects which are currently under construction. As more fully discussed below, the Company's ability to commence and complete new real estate development projects will be dependent upon the Company's ability to raise additional capital and Resort Properties' ability to obtain additional non-recourse financing.

         In connection with the Series B Preferred Stock sale, the Company obtained consents (1) from lenders and creditors of the Company stating that the Series B Preferred Stock sale would not constitute a "change of control" under the relevant loan agreements, (2) from the holders of the 10.5% Senior Preferred Stock of the Company approving the issuance of the Series B Preferred Stock and the terms of such stock and (3) from noteholders under the Indenture relating to the 12% Senior Subordinated Notes due 2006 of the Company's subsidiary, ASC East (the "Indenture"), approving the merger of ASC East into the Company and certain other amendments to the Indenture.

         In connection with the Series B Preferred Stock sale, the Company simplified its capital structure by merging its two principal subsidiaries, ASC East and ASC West, with and into the Parent. In connection with the merger, the Parent assumed all liabilities of ASC East and ASC West and became the primary obligor under certain credit facilities and under the Indenture. In addition, the then current subsidiaries of the Parent and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture. As a result of the merger: (a) ASC East is no longer required to file annual reports and make other filings under the regulations of the Securities Exchange Act of 1934; (b) the Company's capital structure has been simplified, which is expected to make it easier to raise capital in the future and administer the operations of the Company; (c) the capital and assets of ASC East and its subsidiaries are available to satisfy the obligations of ASC West and its subsidiaries under the Company's Senior Credit Facility (described below); and (d) the Parent and its subsidiaries are now subject to the covenants and other restrictions contained in the Indenture.

         As a result of the additional guarantee given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding its fiscal 2000 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through (i) construction financing facilities established for major real estate development projects, (ii) the expected $30 million equity contribution made available from the proceeds of the Series B Preferred Stock sale and (iii) through a $58 million term loan facility established through Resort Properties (the "Resort Properties Term Facility"). These construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of July 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $247.3 million.

         Resort Liquidity. The Company established a senior credit facility on November 12, 1997. On October 7, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 million ($74.1 million of which was available for borrowings at October 7, 1999, which includes $25 million the Company intends to transfer to Resort Properties in fiscal 2000) (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

         The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Company's consolidated net income after July 31, 1997, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Company's debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to
1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect that it will be able to pay cash dividends on its common stock, 10.5% Senior Preferred Stock or Series B Senior Preferred Stock in the foreseeable future.

        The maximum availability under the revolving facility will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first four years with the remaining portion of the principal due in two substantially equal installments in years five and six. The Senior Credit Facility requires mandatory prepayment of 50% of the Company's excess cash flows during any period in which the ratio of the Company's total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $74.8 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 2000 or fiscal 2001.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility. The revolving facility is subject to an annual 30-day clean down requirement to an outstanding balance of not more than $35 million, which clean down period must include April 30 of each fiscal year.

         Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility. Failure to meet one or more of these covenants could result in an event of default under the Senior Credit Facility. In the event that such default were not waived by the lenders holding a majority of the debt under the Senior Credit Facility, such default would also constitute defaults under one or more of the Textron Facility, the Key Facility (each as hereinafter defined), the Resort Properties Term Facility and the Indenture, the consequences of which would likely be material and adverse to the Company.

         The Senior Credit Facility also places a maximum level of non-real estate capital expenditures for fiscal 2000 of $23.1 million (exclusive of certain capital expenditures in connection with the sale of the Series B Preferred Stock). Following fiscal 2000, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years.

        The Company intends to use borrowings under the Senior Credit Facility for seasonal working capital needs, certain capital improvements and to build retail and other inventories prior to the start of the 1999-2000 ski season. The Company expects to maximize borrowings under the Senior Credit Facility sometime between October and November of 1999. During this period, the Company historically has had little, if any, borrowing availability under the Senior Credit Facility. However, as a result of the sale of the Series B Preferred Stock and the resulting paydown in the balance of the revolving portion of the Senior Credit Facility, in Fiscal 2000 management expects that the Company will have significant additional borrowing availability under the Senior Credit Facility during this period.

        The Company's liquidity is significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service interest and principal payments on its debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is very limited, outside of the availability under the Senior Credit Facility. Furthermore, the Senior Credit Facility and the Indenture each contain significant restrictions on the ability of the Company and its subsidiaries to obtain additional sources of capital and may affect the Company's liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

        On October 6, 1999, the Parent merged with two of its subsidiaries, ASC East, Inc. and ASC West, Inc. In connection with this merger, the Parent assumed the obligations of ASC East, Inc. under the Indenture, and each of the material subsidiaries of ASC West, Inc. granted guarantees to secure the obligations of the Parent under the Indenture. Each of the material subsidiaries of ASC East, Inc. had previously granted guarantees to secure the obligations under the Indenture. By assuming the obligations of ASC East under the Indenture, the Company removed a significant impediment to the free flow of cash among its subsidiaries and allowed for the consolidation of the Senior Credit Facility. The assumption also subjects the Parent and its subsidiaries, ASC Utah and the subsidiaries of ASC West, Inc. to the restrictions on dividends, indebtedness, and other covenants contained in the Indenture. Management believes that the simplified capital structure which resulted from the merger and the assumption of the Indenture obligations will benefit the Company as it pursues additional financing or other capital sources.

        Under the Indenture, the Company is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

         The Company issued $17.5 million of convertible preferred stock and $17.5 million of convertible notes in July, 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Preferred Stock of the Company. The Mandatorily Redeemable 10 1/2% Preferred Stock is exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the Mandatorily Redeemable 10 1/2% Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus dividends in arrears. So long as the Mandatorily Redeemable 10 1/2% Preferred Stock remains outstanding, the Company may not pay any cash dividends on its common stock or Series B Preferred Stock unless accrued and unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock have been paid in cash on the most recent due date. Because the Company has been accruing unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock, the Company is not presently able to pay cash dividends on its common stock or Series B Preferred Stock and management does not expect that the Company will have this ability in the near future.

         Real Estate Liquidity: Interim funding of working capital for Resort Properties and its fiscal 1999 real estate development program was obtained through a loan from BankBoston, N.A. in the maximum amount of $30 million, which closed on September 4, 1998 (the "Bridge Loan"). On January 8, 1999, the Bridge Loan was repaid with proceeds from a term loan facility between BankBoston and Resort Properties in the maximum principal amount of $58 million (the "Resort Properties Term Facility"). The Resort Properties Term Facility bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16.5% per annum (payable monthly in arrears), and matures on June 30, 2001. As of October 1, 1999, $52.8 million was outstanding under the Resort Properties Term Facility. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of July 25, 1999, the book value of the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying consolidated balance sheet, was approximately $247.3 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with BankBoston (the "Syndication Letter") pursuant to which BankBoston agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility. However, no alteration of the terms of the facility may occur without the consent of Resort Properties. Although Resort Properties expects the terms of the Resort Properties Term Facility to remain substantially similar to those discussed above, one or more of such terms could be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. As of October 1, 1999, BankBoston was actively engaged in syndicating the Resort Properties Term Facility, however, no syndication participants were committed as of that date. The Syndication Letter also provides that, in the event that BankBoston is unable to syndicate at least $33 million of the Resort Properties Term Facility, then BankBoston may at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties If the syndication is unsuccessful and BankBoston were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

         The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels which are being constructed by GSRP. The Grand Summit Hotels at The Canyons and Steamboat are being financed through a construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility").

         As of October 1, 1999, the amount outstanding under the Textron Facility was $75.2 million. The Textron Facility matures on September 24, 2002 and bears interest at the rate of prime plus 2.5% per annum. The principal of the Textron Facility is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, $165.7 million as of July 25, 1999) which comprise substantial assets of the Company.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through a construction loan facility between Canyons Resort Properties, Inc., (a wholly-owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility"). The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. Additional costs (approximately $8 million) for the Sundial Lodge project have been financed through proceeds of the Resort Properties Term Facility, which have been loaned on an intercompany basis by Resort Properties to Canyons Resort Properties, Inc. The Key Facility closed on December 19, 1998. The Company began drawing under the Key Facility in late April of 1999, following completion of the required equity contribution (approximately $8 million) of the Company in the Sundial Lodge project. The Company had $12.3 million in advances outstanding under the Key Facility as of October 1, 1999. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries). As of July 25, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $247.3 million.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slope side real estate. The Company has invested over $145.5 million in skiing related facilities in fiscal years 1998 and 1999 combined. As a result, the Company expects its resort capital programs for the next several fiscal years will be more limited in size. The Company's fiscal 2000 resort capital program is estimated at approximately $23 million, plus such additional amounts as are expended on the Heavenly Gondola project.

         The Company's largest long-term capital needs relate to certain resort capital expenditure projects and the Company's real estate development program. For the next two fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. The

Company's practice is to finance on-mountain capital improvements through resort cash flow and its Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the Senior Credit
Facility. The Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2001 and beyond at the lesser of (i) $35 million or (ii) the total of (a) consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital expenditures for the near future.

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, as well as resort villages at Sunday River, Killington, The Canyons, Steamboat and Heavenly. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness which, in some cases, constitutes a significant portion of the assets of the Company. As of July 25, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, totaled approximately $247.3 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

         The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to the Company and its resort operating subsidiaries. Although this financing is expected to be non-recourse to the Company and its resort subsidiaries, it will likely be collateralized by existing and future real estate projects of the Company which may constitute significant assets of the Company. Required equity contributions for these projects must be generated before those projects can be undertaken, and the projects are subject to mandatory pre-sale requirements under the Resort
Properties Term Facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and potential sales of equity interests in Resort Properties and/or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available on satisfactory terms. The Company will be required to establish both equity sources and construction facilities or other financing arrangements for these projects before undertaking each development.

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

                                          Fiscal Year Ended

                                                July 27,1997      July 26,1998      July 25,1999
Net revenues:
Resort                                                 93.8%             82.0%             92.3%
Real estate                                             6.2%             18.0%              7.7%
                                              ---------------    --------------    --------------
Total net revenues                                    100.0%            100.0%            100.0%
                                              ---------------    --------------    --------------

Operating expenses:
Resort                                                 61.6%             50.6%             62.5%
Real estate                                             5.1%             12.9%              8.5%
Marketing, general and administrative                  14.5%             11.8%             16.2%
Stock compensation charge                               0.0%              4.2%              0.0%
Depreciation and amortization                          10.5%             11.2%             13.9%
                                              ---------------    --------------    --------------
Total operating expenses                               91.7%             90.7%            101.1%
                                              ---------------    --------------    --------------

Income (loss) from operations                           8.3%              9.3%            (1.1%)

Interest expense                                       13.6%             10.2%             12.4%
                                              ---------------    --------------    --------------

Loss before benefit from income taxes
 And minority interest in loss of subsidiary          (5.4%)            (0.9%)           (13.5%)

Benefit from income taxes                             (2.1%)            (0.2%)            (4.7%)
Minority interest in loss of subsidiary               (0.1%)            (0.1%)              0.0%
                                              ---------------    --------------    --------------

Loss before extraordinary items                       (3.2%)            (0.6%)            (8.8%)

Extraordinary loss                                      0.0%              1.5%              0.0%
                                              ---------------    --------------    --------------

Net loss                                              (3.2%)            (2.1%)            (8.8%)

Accretion of discount and dividends accrued
on mandatorily redeemable preferred stock               0.3%              1.6%              1.4%
                                              ---------------    --------------    --------------

Net loss available to common shareholders             (3.4%)            (3.6%)           (10.2%)
                                              ===============    ==============    ==============


                 Fiscal Year Ended July 25, 1999 ("Fiscal 1999")
             Versus Fiscal Year Ended July 26, 1998 ("Fiscal 1998")

          The actual results of Fiscal 1999 versus the actual results of Fiscal 1998 discussed below are not comparable due to the acquisition of the Steamboat and Heavenly resorts on November 12, 1997. Accordingly, the usefulness of the comparisons presented below is limited, as the Fiscal 1998 results include the results of Steamboat and Heavenly since November 12, 1997, while the Fiscal 1999 results include all twelve months of results of Steamboat and Heavenly. The following table illustrates the pro forma effect of the results of Steamboat and Heavenly as if the purchase had occurred at the beginning of Fiscal 1998:



-----------------------------------------------------------------------------------------------------------------
                                   Actual Year    Pro Forma     Pro Forma       Actual      Pro Forma Increase/
                                      Ended       Effect on     Year Ended    Year Ended         (Decrease)
                                                  Year Ended
                                  July 26,1998   July 26,1998  July 26,1998  July 25,1999      Dollar    Percent

-----------------------------------------------------------------------------------------------------------------

Revenue category:

 Lift Tickets                         $   135.9     $    0.0      $   135.9      $  134.5    $  (1.4)     (1.0%)
 Food and beverage                         34.0          0.5           34.5          38.3         3.8      10.9%
 Retail sales                              37.4          1.6           39.0          41.5         2.5       6.4%
 Lodging and property                      27.5          0.1           27.6          31.6         4.0      14.4%
 Skier development                         22.4          0.0           22.4          24.2         1.8       8.0%
 Golf, summer activities and
  other                                     20.4          1.4           21.8          22.5         0.7      3.3%

                                   -------------  -----------  -------------  ------------  ----------  ---------
Total resort revenues                 $   277.6     $    3.6      $   281.2      $  292.6     $  11.4       4.0%
                                   -------------  -----------  -------------  ------------  ----------  ---------

Cost of resort operations             $   171.2     $    8.6      $   179.8      $  198.2     $  18.4      10.2%
Marketing, general and
administrative                             40.1          5.0           45.1          51.4         6.3      14.0%
Depreciation and amortizaiton              38.0          1.6           39.6          44.2         4.6      11.6%
-----------------------------------------------------------------------------------------------------------------

         Resort revenues increased $15.0 million or 5.4% from $277.6 million for Fiscal 1998 to $292.6 million for Fiscal 1999. The pro forma effect of the inclusion of the results from Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $3.6 million of the increase. The remaining $11.4 million increase in resort revenues is broken out by revenue category in the above table. The decrease in lift ticket revenues is derived from two factors: 1) a 4.3% decrease in skier visits, due to unfavorable weather conditions in New England and Colorado, resulted in an approximately $6.1 million decrease in lift ticket revenues; and 2) a 3.5% increase in lift ticket yield, due mainly to price increases at Steamboat and Heavenly, offset this decrease by approximately $4.7 million. Increases in food and beverage and retail sales revenues are primarily attributable to additional food and beverage and retail outlets. The increase in skier development revenues is mainly associated with a new skier development program instituted in Fiscal 1999, which corresponded with the opening of new Sprint Discovery Centers at four of the Company's eastern resorts. The increase in lodging revenue is primarily due to the full year of operations in Fiscal 1999 of three new Grand Summit Hotels which opened during Fiscal 1998 (one each at Killington, Mount Snow and Sunday River).

         Real estate revenues decreased $36.5 million for Fiscal 1999 as compared to Fiscal 1998. The decrease is attributable to the substantial revenues recognized in Fiscal 1998 from closings on pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow, and the Jordan Grand Hotel at Sunday River. These projects were completed during the second and third fiscal quarters of Fiscal 1998, and the Company realized $55.4 million in sales revenue from these projects in Fiscal 1998. For Fiscal 1999 the Company realized $18.4 million in on-going sales of quartershare units.

         Cost of resort operations increased $27.0 million or 15.8% from $171.2 million to $198.2 million. The pro forma effect of the inclusion of the results of Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $8.6 million of the increase. The majority of the remaining increase is attributable to the following: a) $4.8 million in lodging costs associated with a full year of operation of three new hotels; b) $1.2 million increase associated with a new skier development program which included the operation of four new Sprint Discovery Centers; c) $3.6 million in food and beverage and retail costs associated with additional outlets and higher sales volume and the liquidation of excess inventory during the fourth quarter of fiscal 1999; d) $1.1 million increase in snowmaking due to the lack of natural snow at the Company's eastern resorts; e) $1.5 million increase in property taxes due to increased tax rates in Vermont and an increased asset base at The Canyons; and
f) $1.0 million increase in event costs associated with marketing sponsorship.

         Cost of real  estate  sold  decreased  $16.7  million  in  Fiscal  1999 compared to Fiscal 1998. The decrease is attributable to the substantial cost recognized in the third quarter of Fiscal 1998 from closings of pre-sold quartershare units at the Company's Grand Summit Hotels at Killington and Mt. Snow and the Jordan Grand Hotel at Sunday River. The cost associated with the revenue realized for Fiscal Year 1998 totaled $32.0 million. The cost associated with the on-going sales of these units in Fiscal 1999 totaled $10.9 million. The $21.0 million decrease related to sales of quartershare units was offset by other increases, due mainly to the following: a) $3.5 million of cost recognized relating to the sale of land which was not of strategic importance to the Company's real estate development plan or resort operations; b) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at the Company's Sugarbush resort (the timing of development for the Sugarbush project is expected to be re-evaluated by the Company during next year's skiing season); and c) $0.8 million of expenses were incurred during the second quarter of Fiscal 1999 relating to the Company's unsuccessful $300 million bond offering which was undertaken to provide additional financing for the Company's real estate projects.

         Marketing, general and administrative expenses increased $11.3 million or 28.2% from $40.1 million to $51.4 million. The inclusion of the results of Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $5.0 million of the increase. The majority of the remaining increase is attributable to the following: a) a planned increase in marketing expense at all the resorts of $2.9 million; b) a stock compensation charge of $0.8 million relating to the vesting of additional management stock options; c) $0.6 million of additional expenses resulting from the expansion of management information services; d) $2.0 million of severance payments and restructuring of management compensation; and e) additional costs associated with being a public company.

         Depreciation and amortization increased $6.2 million for Fiscal 1999 compared to Fiscal 1998. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $1.6 million of the increase. The remaining increase is primarily due to additional depreciation on capital improvements of approximately $53 million made this year. These increases are slightly offset by the change in the estimated useful lives of certain of the Company's ski-related assets, which decreased depreciation expense by $0.7 million.

         Interest expense increased from $34.6 million for Fiscal 1998 to $39.4 million for Fiscal 1999. The increase is principally attributable to increased debt levels associated with financing the Company's recent capital improvements and real estate projects.

         The benefit for income taxes increased from $0.8 million for Fiscal 1998 to $15.1 million for Fiscal 1999 due to the increase in the loss before income taxes. The effective income tax rate increased from 25.1% in Fiscal 1998 to 35.0% in Fiscal 1999 due to the non-recurring stock option compensation charge of $14.3 million in Fiscal 1998, not all of which was deductible for income tax purposes.

         Accretion of discount and dividends accrued on mandatorily redeemable preferred stock decreased $0.9 million, or 17.0%, from $5.3 million for Fiscal 1998 to $4.4 million for Fiscal 1999. The decrease is primarily attributable to $0.9 million in additional accretion recognized during Fiscal 1998 relating to a conversion feature on the Company's Series A 14% Exchangeable Preferred Stock that allowed holders of these securities to convert to shares of the Company's Common Stock at a 5% discount to the Company's initial public offering price. An additional $0.9 million of the decrease is due to amortization of issuance costs recognized in Fiscal 1998 related to the Company's Series A 14% Exchangeable Preferred Stock upon its conversion into 10 1/2 % Mandatorily Redeemable Preferred Stock. These decreases were offset by an increase resulting from the full twelve months accretion for Fiscal 1999 related to the 10 1/2 % Mandatorily Redeemable Preferred Stock (as compared to only nine months in Fiscal 1998), and the compounding effect of the dividend accrual.

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

         Resort revenues increased $114.3 million or 70.0% from $163.3 million for Fiscal 1997 to $277.6 million for Fiscal 1998. The Steamboat and Heavenly resorts acquired on November 12, 1997, and The Canyons resort acquired in July 1997, accounted for $88.6 million of the increase. The remaining $25.7 million represents an increase of 15.7% and is principally attributable to increases in skier visits, the acquisition of new retail and food and beverage outlets, the opening of three new hotels, and increased yields per skier visit at the Company's pre-acquisition group of resorts.

         Real estate revenues increased $50.3 million for Fiscal 1998 as compared to Fiscal 1997. The increase is attributable to completion of the Company's new quartershare condominium hotels at Killington, Mount Snow and Sunday River and closings of quartershare sales at those projects.

         Cost of resort operations increased $64.0 million or 59.7% from $107.2 million to $171.2 million. The acquisition of Steamboat, Heavenly, and The Canyons resorts accounted for $53.9 million of the increase. The remaining $10.1 million represents an increase of 9.4% and is principally attributable to the increases in skier visits, business volume, and new operations at the Company's pre-acquisition resorts.

         Cost of real estate sold increased $34.6 million in Fiscal 1998 compared to Fiscal 1997. The increase is attributable principally to increased sales, as outlined above, and to non-capitalizeable costs associated with new projects under development at Killington, The Canyons and Steamboat.

         Marketing, general and administrative expenses increased 59.1% from $25.2 million to $40.1 million. The inclusion of Steamboat, Heavenly and The Canyons accounted for approximately $11.9 million of this increase. The remaining $3.0 million represents a 11.9% increase attributable to increased costs associated with the establishment of public holding company corporate functions, including legal, accounting, shareholder relations, financial analysis, management information system support functions, corporate marketing initiatives involving the Edge card direct to lift and corporate wide sponsorship programs.

         The Company incurred a stock compensation charge of $14.3 million in Fiscal 1998 associated with the grant of non-qualified stock options to certain key members of senior management.

         Depreciation and amortization increased $19.7 million for Fiscal 1998 compared to Fiscal 1997. The increase is principally attributable to the acquisitions of Steamboat, Heavenly and The Canyons and the additional plant and equipment related to the summer 1997 capital improvement program.

         Interest expense increased from $23.7 million for Fiscal 1997 to $34.6 million for Fiscal 1998. The increase is principally attributable to the Company's Senior Credit Facility, which was established contemporaneously with the closing of its initial public offering and the acquisition of Steamboat and Heavenly on November 12, 1997.

         The benefit for income taxes decreased from $3.6 million for Fiscal 1997 to $0.8 million for Fiscal 1998 due to a decrease in the loss before income taxes. The effective income tax rate decreased from 38.7% in Fiscal 1997 to 25.1% in Fiscal 1998 due to the non-recurring stock option compensation charge of $14.3 million, not all of which is deductible for income tax purposes.

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

Year 2000 Disclosure

         Background. The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technologies containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19". This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000. Inability of systems to properly recognize the year 2000 could result in system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions or engage in normal business activities.

         The Company has developed a Year 2000 task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by November 1, 1999. The disclosure below addresses the Company's Year 2000 Project.

         Company's state of readiness. The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and (iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems, (completed April 30, 1999), 2) gather certificates and warranties from providers, (completed April 30, 1999), 3) determine required actions and budgets, (completed April 30, 1999), 4) perform remediation and tests (expected to be completed by November 1, 1999) and 5) designing contingency and business continuation plans for each Company location (plans are complete and are expected to be implemented by December 1, 1999).

         The following is a summary of the different phases and progress to date for each initiative identified above:

         IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise-wide client server financial system, an enterprise-wide client server ticketing and direct to lift system, a mid-range enterprise-wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 through 3 are complete. During phase 1 and 2, the Company determined that its Sugarloaf and Sugarbush resorts had not yet converted to Year 2000 compliant lodging systems. The Company has subsequently converted these two resorts to Year 2000 compliant systems. The Company has developed contingency and business contingency plans for its crucial IT systems and expects to have these ready for implementation at each Company location by December 1, 1999.

         Non-IT Systems: Internal non-IT systems are comprised of faxes, copiers, printers, postal systems, security systems, ski lifts, elevators and telecommunication systems. Phases 1 through 5 are complete for all systems except telecommunication. These systems are expected to be completed by December 1, 1999.

         Related third party providers: The Company has identified its major related third party providers as certain utility providers, employee benefit administrators and supply vendors. Phases 1 through 4 are complete. Phase 5 is expected to be completed by December 1, 1999.

         Actual and anticipated costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000
Project is approximately $295,000. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf and Sugarbush. The Company had planned to update these systems regardless of Year 2000 issues to standardize systems within the Company's resorts. The total amount expended on the Year 2000 Project through July 25th, 1999 was $220,000. As of July 25, 1999, the estimated future costs of the Year 2000 Project are $75,000 all of which relate to replacement costs of non-compliant IT systems. The anticipated costs related to non-IT systems is deemed by management to be immaterial.

         Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the "Year 2000 Disclosures" should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements".

         Contingency plans. The Company has completed the development of a contingency plan related to Year 2000. The Company is actively engaged in implementing the contingency plan to be prepared for any issues that may arise on January 1, 2000.

                          Forward-Looking Statements -
      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
              the Private Securities Litigation Reform Act Of 1995

         Certain information contained herein includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, uncertainty as to future financial results; substantial leverage of the Company; the capital intensive nature of development of the Company's ski resorts; rapid and substantial growth that could place a significant strain on the Company's management, employees and operations; uncertainties associated with fully syndicating the Resort Properties Term Facility; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; changes in market conditions affecting the interval ownership industry; regulation of marketing and sales of the Company's quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing, destination vacations and resort real estate; regional and national economic conditions; laws and regulations relating to the Company's land use, development, environmental compliance and permitting obligations; termination, renewal or extension terms of the Company's leases and United States Forest Service permits; industry competition; the adequacy of water supply at the Company's properties; the ability of the Company to make its information technology assets and systems year 2000 compliant and the costs of any modifications necessary in that regard; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.


                                     Item 7A
           Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for such risks related to interest rate fluctuations. As of July 25, 1999, the Company has long term debt and subordinated notes outstanding with a carrying value of $502 million and an estimated fair value of $495 million.

         The Company has entered into two interest rate protection agreements. These agreements are in connection with the Company's Senior Credit Facility and effectively swap variable interest rate borrowings to fixed rate borrowings. The total amount of the Senior Credit Facility that is effected by this agreement is $102.5 million. The rate for this portion of the Senior Credit Facility is fixed at 5.68% plus an incremental rate based on the Company's leverage, and expires November 17, 2005. Total borrowings under the Senior Credit Facility are $200.5 million, leaving $98.0 million at a variable rate for which, depending on the Company's leverage, the interest rate will be LIBOR plus 1.5% to 3.5%.

         The Company has three other variable-rate facilities associated with its real estate activities: 1) the Textron Facility, which has an interest of rate of prime plus 2.5% per annum, with an outstanding balance of $55.8 million as of July 25, 1999; 2) the Resort Properties Term Facility, which has an interest rate equal to BankBoston's base rate plus 8.25%, with an outstanding balance of $52.7 million as of July 25, 1999; and 3) the Key Facility, which bears an interest rate of prime plus 1/4% per annum and had a balance of $6.9 million as of July 25, 1999.

         Fixed interest rate debt outstanding as of July 25, 1999, excluding the Senior Credit Facility debt, was $186.7 million, carries a weighed average interest rate of 10.98%, and matures as follows: $16.8 million in fiscal 2000, $10.2 million in fiscal 2001, $15.7 million in fiscal 2002, $9.2 million in fiscal 2003, and $12.7 million in fiscal 2004 and $129.5 million in fiscal 2005 and after.

          The Company has also entered into two non-cancellable interest rate swap agreements. The notional amount of both agreements is $120 million. The first swap agreement matures on July 15, 2001. With respect to this swap agreement, the Company receives interest at a rate of 12% per annum and pays interest out at a variable rate based on the notional amount of the swap agreement. The second swap agreement expires July 15, 2006 and requires the Company pay interest at a rate of 9.01% per annum and receive interest at a variable rate based on the notional amount of the swap agreement. The two variable portions of the swap agreements offset each other until July 15, 2001. After that date the Company will be paying interest at a fixed rate of 9.01% per annum and receiving interest at a variable rate. The variable rate of interest the Company would receive is based on the six month LIBOR, and as of October 12, 1999 that rate was 6.095% per annum.

                                     Item 8
                   Financial Statements and Supplementary Data

Selected Quarterly Operating Results

          The following table presents certain unaudited quarterly financial information of the Company for the eight quarters ended July 25, 1999. In the opinion of the Company's management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.

                                  Quarter Ended
-------------------------------------------------------------------------------------------------------------------

                     Oct.26,1997 Jan.25,1998 Apr.26,1998 Jul.26,1998 Oct.25,1998 Jan.24,1999 Apr.25,1999 Jul.25,1999
                                                        (in thousands)
 Net revenues:

 Resort                 $ 13,716    $106,181    $144,244     $ 13,433    $ 20,311   $103,205    $154,317      14,725
 Real estate                 710       7,990      40,914       11,378       4,485      6,300      10,324       3,383
                      ----------- ----------- ----------- ------------ ----------- ----------  ----------  ----------
 Total net revenues       14,426     114,171     185,158       24,811      24,796    109,505     164,641      18,108
                      ----------- ----------- ----------- ------------ ----------- ----------  ----------  ----------
 Operating expenses:
 Resort                   17,890      63,328      66,096       23,932      28,073     69,251      74,573      26,334
 Real estate                 832       5,423      28,451        8,848       4,040      7,865       8,554       6,349
 Marketing, general
   and administrative      6,661      13,193      11,427        8,777      10,826     17,922      14,519       8,167
 Stock compensation
   charge                 14,254           -           -            -           -          -           -           -
 Depreciation and
   amortization            1,506      15,009      17,959        3,491       2,709     19,010      19,731       2,752
                      ----------- ----------- ----------- ------------ ----------- ----------  ----------  ----------
 Total operating
  expenses                41,143      96,953     123,933       45,048      45,648    114,048     117,377      43,602
                      ----------- ----------- ----------- ------------ ----------- ----------  ----------  ----------
 Income(loss) from
 operations            $(26,717)    $ 17,218    $ 61,225    $(20,237)   $(20,852)    $(4,543)    $ 47,264   $(25,494)
                      =========== =========== =========== ============ =========== ==========  ==========  ==========


                                     Item 9
               Changes in and Disagreements with Accountants over
                      Accounting and Financial Disclosures

         The consolidated financial statements of the Company for the year ended July 25, 1999 have been audited and reported upon by Arthur Andersen LLP ("AA"). Similarly, AA is expected to serve as the independent auditors of the Company for fiscal 2000.

         For fiscal years prior to 1999, the consolidated financial statements of the Company were audited and reported on by PricewaterhouseCoopers LLP
("PwC"). On March 13, 1999, the Company was informed by PwC that they were resigning as independent accountants of the Company effective March 13, 1999. On March 31, 1999 the Audit Committee of the Board of Directors of the Company approved the hiring of AA as the independent auditors of the Company.

         In connection with the audits of the Company's consolidated financial statements for the two fiscal years ended July 27, 1997 and July 26, 1998, and the subsequent interim period through March 13, 1999, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PwC's satisfaction would have caused PwC to make reference to the subject matter of the disagreement in connection with PwCs audit report on the consolidated financial statements of the Company. In addition, the audit reports of PwC on the consolidated financial statements of the Company as of and for the two fiscal years ended July 26, 1998 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

         Pursuant to General Instruction G of Form 10-K, the information contained in Part III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's Definitive Proxy Statement, which is expected to be filed with the Commission on or before November 22, 1999.

                                     PART IV

                                     Item 14
         Exhibits, Financial Statement Schedules and Reports on Form 8-K


 (a)   Documents filed as part of this report:                              Page

1.    Index  to  financial  statements,   financial  statement  schedules,   and
      supplementary data, filed as part of this report:

          Report of Independent Accountants..................................F-1

          Consolidated Balance Sheet.........................................F-2

          Consolidated Statement of Operations...............................F-3

          Consolidated Statement of Changes in Shareholders' Equity .........F-4

          Consolidated Statement of Cash Flows...............................F-5

          Notes to Consolidated Financial Statements.........................F-7

2        Financial  Statement Schedules: All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.       Exhibits filed as part of this report:

Exhibit
No.                Description

3.1      Certificate of Incorporation of the Company

3.2      By-laws of the Company

3.3 Articles of Merger ASC East, Inc. and ASC West, Inc. into American Skiing Company dated October 5, 1999 with Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the Report date of October 6, 1999).

3.4 Articles of Merger American Skiing Company into ASC Delaware, Inc. dated October 12, 1999 with Agreement and Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the Report date of October 6, 1999).

4.1. Specimen Certificate for shares of Common Stock, $.01 par value, of the Company

4.2 Form of Indenture relating to 10 1/2% Repriced Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.1 Preferred Stock Subscription Agreement dated July 9, 1999 between the Registrant and the Purchasers listed on Annex A thereto, including a form of Stockholders' Agreement, Voting Agreement and Certificate of Designation relating to the preferred stock to be issued (incorporated by reference to Exhibit 2.1 to the Company's Form 8K for the Report Date of July 9, 1999).

10.2 Stockholders' Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B. Otten and the Registrant

10.3 Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.4      Purchase Agreement dated as of April 13, 1994, among Mt. Attitash
          Lift Corporation, certain of its shareholders and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.35 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.5 Stock Purchase Agreement dated August 17, 1994, between Sugarloaf Mountain Corporation and S-K-I Ltd. (incorporated by reference to
         Exhibit 10.36 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.6 Acquisition Agreement dated May 16, 1995, among Sugarbush Resort Holdings, Inc., Sugarbush Resort Corporation, Snowridge, Inc., Sugar Ridge, Inc., Sugarbush Inn Corporation and Bev Ridge, Inc., (incorporated by reference to Exhibit 10.38 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.7 Purchase and Sale Agreement dated as of August 30, 1996, among Waterville Valley Ski Area, Ltd., Cranmore, Inc., ASC East and Booth Creek Ski Acquisition Corp. (incorporated by reference to Exhibit 10.61 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.8 Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to
         Exhibit 10.62 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.9 Purchase and Sale Agreement dated July 3, 1997, between Wolf Mountain Resorts, L.C., and ASC Utah (incorporated by reference to Exhibit 10.74 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.10 Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.11 Amended, Restated and Consolidated Credit Agreement dated as October 12, 1999, among the Company, certain Subsidiaries as Borrowers, the Lenders party thereto, BankBoston, N.A. as Agent for the Lenders.

10.12 Indenture dated as of June 28, 1996 among ASC East, certain of its subsidiaries and United States Trust Company of New York, relating to Series A and Series B 12% Senior Subordinated Notes Due 2006 (incorporated by reference to Exhibit 4.1 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.13    First  Supplemental  Indenture  dated as of November 12, 1997 among ASC
         East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit
         10.3 to the Company's quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.14 Second Supplemental Indenture dated as of September 4, 1998 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit
         4.3 to the Company's Form 8K for the Report date of October 6, 1999).

10.15 Third Supplemental Indenture dated as of August 6, 1999 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the Report date of October 6, 1999).

10.16 Fourth Supplemental Indenture dated as of October 6, 1999 among Supplemental Indenture dated as of November 12, 1997 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the Report date of October 6, 1999).

10.17 Credit Agreement among American Skiing Company Resort Properties, Inc., certain lenders and BankBoston, N.A. as agent dated as of January 8, 1999 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 24, 1999).

10.18 Forbearance Agreement date as of March 8, 1999, between American Skiing Company Resort Properties, Inc. and BankBoston, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended April 25, 1999)

10.19 Amended and Restated Forbearance Agreement dated as of April 20, 1999 between American Skiing Company Resort Properties, Inc. and BankBoston, N.A., as Agent (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended April 25,
         1999).

10.20 Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.21 First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 25, 1999) . 10.22 Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999.

10.23 ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended July 26, 1998).
 .
10.24 Credit Support Annex to ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.25 Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K for the year ended July 26,
         1998).
 .
10.26 Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees (incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.27 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., to ASC East (incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.28 Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No.
         333-33483).

10.29 Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.30 Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc. to former shareholders of Mt. Attitash Lift Corporation (incorporated by reference to Exhibit 10.34 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.31 Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.32 Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.33 Lease Agreement dated as of July 1, 1993, between Snowridge, Inc. and Mountain Water Company (incorporated by reference to Exhibit 10.42 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.34 Lease Agreement dated as of March 1, 1988, between Snowridge, Inc. and Mountain Wastewater Treatment, Inc., (incorporated by reference to
         Exhibit 10.43 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.35 Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.36 Lease Agreement dated as of June 21, 1994, between the Town of Wilmington, Vermont and Mount Snow, Ltd. (incorporated by reference to
         Exhibit 10.46 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.37 Lease Agreement dated April 24, 1995, between Sargent, Inc. and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.47 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.38 Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated June 3, 1987 (incorporated by reference to Exhibit 10.52 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.39 Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.40 Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.41    Stock Option Plan  (incorporated  by reference to Exhibit  10.89 to the
         Company's   Registration   Statement  on  Form  S-1,  Registration  No.
         333-33483).

10.42    Form  of  Non-Qualified  Stock  Option  Agreement   (Five-Year  Vesting
         Schedule) (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.43    Form   of   Non-Qualified   Stock   Option   Agreement   (Fully-Vested)
         (incorporated   by  reference  to  Exhibit   10.91  to  the   Company's
         Registration Statement on Form S-1, Registration No. 333-33483).

10.44    Form of Incentive Stock Option Agreement  (incorporated by reference to
         Exhibit 10.92 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.45 Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.46 Purchase and Development Agreement by and among the Company, American Skiing Company Resort Properties, Inc., and Marriott Ownership Resorts, Inc., dated as of July 22, 1998 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated July 27, 1998).

10.47 Construction Loan Agreement between The Canyons Resort Properties, Inc. and KeyBank National Association dated as of December 18, 1998

10.48 First Amendment to Construction Loan Agreement between The Canyons Resort Properties, Inc.and KeyBank National Association dated as of April, 1999


22.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers, LLP

23.2     Consent of Arthur Anderson LLP

23.3     Report of Independent Accountants for fiscal 1998

24.1     Power of Attorney

27.1     Financial Data Schedule.

(b)      Reports filed on Form 8-K.

         The Company filed a Form 8-K on July 9, 1999, reporting a Preferred Stock Subscription Agreement between the Company and the Purchasers listed on Annex A thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this instrument to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bethel, State of Maine, on this 22nd day of October, 1999.

                                 American Skiing Company


                                 By:  /s/ Leslie B. Otten
                                 --------------------------------
                                 Leslie B. Otten
                                 Director, President and Chief Executive Officer (Principal Executive Officer)

                                 By:  /s/ Christopher E. Howard
                                 --------------------------------
                                 Christopher E. Howard
                                 Director, Executive Vice President,

                                 By:  /s/ Mark J. Millerr
                                 --------------------------------
                                 Mark J. Miller
                                 Senior Vice President, Chief Financial Officer (Principal Financial Officer)


                                 By: /s/ Christopher D. Livak
                                 --------------------------------
                                 Christopher D. Livak
                                 Vice President-Accounting
                                 (Principal Accounting Officer)

                                 By: /s/ Martel D. Wilson, Jr.
                                 --------------------------------
                                 Martel D. Wilson, Jr., Director

                                 By: /s/
                                 --------------------------------
                                 Gordon M. Gillies, Director

                                 By: /s/ Daniel Duquette
                                 --------------------------------
                                 Daniel Duquette, Director


                                 By:  /s/ David Hawkes
                                 --------------------------------
                                 David Hawkes, Director

                                 By:  /s/
                                 --------------------------------
                                 Bradford E. Bernstein, Director


                                 By:  /s/ Steven B. Gruber
                                 --------------------------------
                                 Steven B.Gruber, Director

                                 By:  /s/
                                 --------------------------------
                                 J. Taylor Crandall,  Director

                                 By:  /s/ William Janes
                                 --------------------------------
                                 William Janes, Director

                    Report of Independent Public Accountants


To American Skiing Company

         We have audited the accompanying consolidated balance sheet of American Skiing Company and its subsidiaries as of July 25, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of July 27, 1997 and July 26, 1998, were audited by other auditors whose report dated October 14, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Skiing Company as of July 25, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                             //Arthur Andersen LLP//

Boston, MA
October 1, 1999
(Except with respect to the matters discussed in Note 17, as to which the date is October 12, 1999.)

                             American Skiing Company
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)

                                                                      July 26, 1998        July 25, 1999
                                                                      -------------        -------------
Assets
Current assets
        Cash and cash equivalents                                      $    15,370          $      9,003
        Restricted cash                                                      4,946                 5,480
        Accounts receivable                                                  7,538                 6,474
        Inventory                                                           13,353                10,837
        Prepaid expenses                                                     3,709                 5,309
        Deferred financing costs                                             1,246                 1,530
        Deferred income taxes                                                1,413                 4,273
                                                                    ---------------     -----------------
              Total current assets                                          47,575                42,906

        Property and equipment, net                                        521,139               529,154
        Real estate developed for sale                                      78,636               207,745
        Goodwill                                                            78,687                76,672
        Intangible assets                                                   23,706                22,987
        Deferred financing costs                                             7,966                 7,749
        Long-term investments                                                7,397                   669
        Other assets                                                        14,479                18,472
        Restricted cash                                                     1 ,314                 1,148
                                                                    ---------------     -----------------
             Total assets                                              $   780,899          $    907,502
                                                                    ===============     =================

Liabilities, Mandatorily Redeemable Preferred Stock and
  Shareholders' Equity
Current liabilities
        Current portion of long-term debt                              $    43,698          $     60,882
        Current portion of subordinated notes and debentures                   455                   673
        Accounts payable and other current liabilities                      44,372                77,951
        Deposits and deferred revenue                                        8,895                19,710
        Demand note, Principal Shareholder                                   1,846                 1,830
                                                                     ---------------     -----------------
             Total current liabilities                                      99,266               161,046

        Long-term debt, excluding current portion                          211,570               313,844
        Subordinated notes and debentures, excluding current portion       127,497               127,062
        Other long-term liabilities                                         10,484                13,461
        Deposits and deferred revenue                                        1,320                 1,140
        Deferred income taxes                                               22,719                10,062
        Minority interest in subsidiary                                        375                   396
                                                                    ---------------     -----------------
             Total liabilities                                             473,231               627,011

Mandatorily Redeemable 10 1/2% Preferred Stock
        par value $1,000 per share; 40,000 shares authorized;
        36,626 issued and outstanding; including cumulative
        dividends in arrears (redemption value of $39,464 at July
        26, 1998 and $43,836 at July 25, 1999)                              39,464                43,836

Shareholders' Equity
        Common stock, Class A, par value $.01 per share;
        15,000,000 shares authorized; 14,760,530 issued and
        outstanding at July 26, 1998 and July 25, 1999                         148                   148
        Common stock, par value of $.01 per share; 100,000,000
        shares authorized; 15,525,022 and 15,526,243 issued and
        outstanding at July 26, 1998 and July 25, 1999,
        respectively                                                           155                   155
        Additional paid-in capital                                         267,890               268,663
        Retained earnings (deficit)                                             11              (32,311)
                                                                    ---------------     -----------------
                Total shareholders' equity                                 268,204               236,655
                                                                    ---------------     -----------------
                Total liabilities, mandatorily redeemable
                preferred stock and shareholders' equity               $   780,899          $    907,502
                                                                    ===============     =================




           See accompanying notes to consolidated financial statements
                                       F-2


                             American Skiing Company
                      Consolidated Statement of Operations
               (in thousands, except share and per share amounts)

                                                                 Year Ended
                                               ----------------------------------------------
                                                July 27,         July 26,         July 25,
                                                  1997             1998             1999
                                               ------------    -------------    -------------
Net revenues:
   Resort                                       $  163,310       $  277,574       $  292,558
   Real estate                                      10,721           60,992           24,492
                                               ------------    -------------    -------------
      Total net revenues                           174,031          338,566          317,050
                                               ------------    -------------    -------------

Operating expenses:
   Resort                                          107,230          171,246          198,231
   Real estate                                       8,950           43,554           26,808
   Marketing, general and administrative            25,173           40,058           51,434
   Stock compensation charge                             -           14,254                -
   Depreciation and amortization                    18,293           37,965           44,202
                                               ------------    -------------    -------------
      Total operating expenses                     159,646          307,077          320,675
                                               ------------    -------------    -------------
Income (loss) from operations                       14,385           31,489          (3,625)

Interest expense                                    23,730           34,575           39,382
                                               ------------    -------------    -------------
Loss before benefit from income taxes
 and minority interest in loss of subsidiary       (9,345)          (3,086)         (43,007)

Benefit from income taxes                          (3,613)            (774)         (15,057)
Minority interest in loss of subsidiary              (250)            (445)                -
                                               ------------    -------------    -------------
Loss before extraordinary items                    (5,482)          (1,867)         (27,950)

Extraordinary loss, net of income tax benefit
of $3,248                                                -            5,081                -
                                               ------------    -------------    -------------
Loss before preferred stock dividends              (5,482)          (6,948)         (27,950)

Accretion of discount and dividends accrued on
mandatorily redeemable preferred stock                 444            5,346            4,372
                                               ------------    -------------    -------------
Net loss available to common shareholders       $  (5,926)      $  (12,294)      $  (32,322)
                                               ============    =============    =============
Basic and fully diluted loss per share:
Loss before extraordinary items                    ($6.06)          ($0.28)          ($1.07)
Extraordinary loss                                       -           (0.20)                -
                                               ------------    -------------    -------------
Net loss available to common shareholders          ($6.06)          ($0.48)          ($1.07)
                                               ============    =============    =============
Weighted average shares outstanding                   978           25,809           30,286
                                               ============    =============    =============




           See accompanying notes to consolidated financial statements
                                       F-3


                             American Skiing Company
            Consolidated Statement of Changes in Shareholders' Equity
                      (in thousands, except share amounts)

                                                                  Class A            Additional
                                      Common stock              Common stock           paid-in      Retained
                               -------------------------  ------------------------
                                  Shares        Amount        Shares     Amount        capital      earnings       Total
                               ------------  -----------  ------------- ----------  ------------- ------------  ------------
Balance at July 28, 1996          978,300       $   10              -      $   -       $  3,762     $ 18,131      $ 21,903
Exchange of the Principal
  Shareholder's 96% interest
  in ASC East for 100% of the
  Common Stock of the Company    (939,168)         (10)              -          -              -            -          (10)
Restatement of beginning of
  the year retained earnings
  for the establishment of
  the 4% minority interest in
  ASC East and share of
  earnings since inception        (39,132)            -              -          -          (976)          100         (876)
Issuance of Common Stock of
  the Company to the
  Principal Shareholder          1,000,000           10              -          -              -            -            10
Conversion of Common Stock to
  Class A Common Stock         (1,000,000)         (10)      1,000,000         10              -            -             -
Stock split in October 1997,
  accounted for retroactively            -            -     13,760,530          -              -            -             -
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -        (444)         (444)
Netloss                                  -            -              -          -              -      (5,482)       (5,482)
                               ------------  -----------  ------------- ----------  ------------- ------------  ------------
Balance at July 27, 1997                 -            -     14,760,530         10          2,786       12,305        15,101
                               ============  ===========  ============= ==========  ============= ============  ============
Shares issued pursuant to
  initial public offering       14,750,000          148              -          -        244,181            -       244,329
Issuance of Common Stock
  options                                -            -              -          -          8,538            -         8,538
Conversion of Class A Common
  Stock                                  -            -              -        138          (138)            -             -
Purchase of minority interest
  in subsidiary                    615,022            6              -          -          8,648            -         8,654
Original issue discount on
  Series A 14% Exchangeable
  Preferred Stock and 14%
  Senior Exchangeable
  Notes                                  -            -              -          -          1,841            -         1,841
Shares issued to purchase
  subsidiary                       140,000            1              -          -          1,994            -         1,995
Exercise of Common Stock
  options                           20,000            -              -          -             40            -            40
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -      (5,346)       (5,346)
Net loss                                 -            -              -          -              -      (6,948)       (6,948)
                               ------------  -----------  ------------- ----------  ------------- ------------  ------------
Balance at July 26, 1998        15,525,022          155     14,760,530        148        267,890           11       268,204
                               ============  ===========  ============= ==========  ============= ============  ============
Exercise of Common Stock
  options                            1,221            -              -          -              -            -             -
Issuance of Common Stock
  options                                -            -              -          -            773            -           773
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -      (4,372)       (4,372)
Net loss                                 -            -              -          -              -     (27,950)      (27,950)
                               ------------  -----------  ------------- ----------  ------------- ------------  ------------
Balance at July 25, 1999        15,526,243       $  155     14,760,530      $ 148       $268,663   $ (32,311)      $236,655
                               ============  ===========  ============= ==========  ============= ============  ============





           See accompanying notes to consolidated financial statements
                                       F-4


                             American Skiing Company
                      Consolidated Statement of Cash Flows
                                 (in thousands)
                                                                                Year Ended
                                                            ---------------------------------------------------
                                                              July 27,           July 26,           July 25,
                                                                1997               1998               1999
                                                            -------------      -------------   ----------------
Cash flows from operating activities
Net loss                                                     $   (5,482)        $   (6,948)       $   (27,950)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Minority interest in loss of subsidiary                       (250)              (445)                  -
     Depreciation and amortization                                18,293             37,966             44,202
     Discount on convertible debt                                  3,300              3,159                333
     Deferred income taxes                                       (3,332)            (3,910)           (15,517)
     Stock compensation charge                                         -             14,254                773
     Extraordinary loss                                                -              8,329                  -
     (Gain)loss from sale of assets                                    -              (773)              2,426
     Decrease (increase) in assets:
          Restricted cash                                         12,587            (3,448)              (368)
          Accounts receivable                                    (1,343)            (3,608)              1,090
          Inventory                                              (2,257)            (2,088)              2,516
          Prepaid expenses                                         1,792            (1,644)            (1,600)
          Real estate developed for sale                        (21,976)           (25,950)          (125,331)
          Other assets                                             (872)           (10,319)            (5,000)
     Increase (decrease) in liabilities:
          Accounts payable and other current liabilities           6,794              2,413             33,579
          Deposits and deferred revenue                              838              (866)             10,635
          Other long-term liabilities                            (1,304)              2,586              2,977
                                                            -------------      -------------   ----------------
Net cash provided from (used in) operating activities              6,788              8,708           (77,235)
                                                            -------------      -------------   ----------------

Cash flows from investing activities
     Payments for purchases of businesses, net of cash
     acquired                                                    (6,959)          (291,773)                  -
     Capital expenditures                                       (23,267)          (106,917)           (46,007)
     Long-term investments                                           836              1,110              1,222
     Proceeds from sale of assets                                  2,626              7,227              7,198
     Proceeds from sale of business                               14,408              5,702                  -
     Other, net                                                  (1,714)                348                101
                                                            -------------      -------------   ----------------
Net cash used in investing activities                           (14,070)          (384,303)           (37,486)
                                                            -------------      -------------   ----------------

Cash flows from financing activities
     Net borrowings under Senior Credit Facility                      -            194,227              7,308
     Net proceeds (repayment of) Old Credit Facility              14,766           (59,623)                  -
     Proceeds from long-term debt                                  1,079              1,568             20,145
     Proceeds from non-recourse real estate debt                   3,504             71,462            115,909
     Repayment of long-term debt                                (11,237)           (15,793)           (10,466)
     Repayment of non-recourse real estate debt                        -           (45,551)           (23,088)
     Deferred financing costs                                    (1,567)            (4,355)            (1,438)
     Net proceeds from initial public offering                         -            244,329                  -
     Repayment of subordinated notes                                   -           (23,223)                  -
     Proceeds from issuance of mandatorily redeemable
     securities                                                   16,377             17,500                  -
     Payments on demand note, Principal Shareholder              (3,267)               (87)               (16)
     Proceeds from exercise of stock options                           -                 40                  -
     Cash payment in connection with early retirement of
     debt                                                              -            (5,087)                  -
                                                            -------------      -------------   ----------------
Net cash provided by financing activities                         19,655            375,407            108,354
                                                            -------------      -------------   ----------------
Net decrease in cash and cash equivalents                         12,373              (188)            (6,367)
Cash and cash equivalents, beginning of period                     3,185             15,558             15,370
                                                            -------------      -------------   ----------------
Cash and cash equivalents, end of period                     $    15,558        $    15,370        $     9,003
                                                            =============      =============   ================







           See accompanying notes to consolidated financial statements
                                       F-5


                             American Skiing Company
                Consolidated Statement of Cash Flows (continued)
                                 (in thousands)
                                                                                Year Ended
                                                            ---------------------------------------------------
                                                              July 27,           July 26,           July 25,
                                                                1997               1998               1999
                                                            -------------      -------------   ----------------


Supplemental disclosures of cash flow information
 Cash paid for interest                                         $ 20,998           $ 36,583            $41,295
 Cash paid (refunded) for income taxes                           (1,492)                 43               (10)

 Supplemental schedule of noncash investing
 and financing activities
 Property acquired under capital leases                          $ 7,824            $ 9,832            $ 7,425
 Notes payable issued for purchase of assets                           -             14,232              1,395
 Liabilities assumed associated with purchased companies           1,826             17,205                  -
 Deferred tax asset (liability) associated with purchased
    companies                                                          -              1,650                  -
 Purchase price adjustments                                        1,541                  -                  -
 Purchase price adjustments related to deferred taxes              1,317              1,226                  -
 Note payable issued for purchase of a business                    6,500                  -                  -
 Note receivable received for sale of a business                   2,750                  -                  -
 Purchase of minority interest                                       626                375                  -
 Accretion of discount and issuance costs and dividends
    accrued on mandatorily redeemable preferred stock                444              5,346              4,372
 Exchange of mandatorily redeemable securities for 10 1/2%
    Repriced Convertible Preferred Stock                               -             36,626                  -
 Intangible asset assumed to purchase subsidiary                       -              1,883                  -










           See accompanying notes to consolidated financial statements
                                       F-6

American Skiing Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Basis of Presentation

          American Skiing Company ("ASC") is organized as a holding company and operates through various subsidiaries. ASC and its subsidiaries (collectively, the "Company") operate in two business segments, ski resorts and real estate development. ASC East and ASC West are holding companies which are wholly-owned subsidiaries of ASC. ASC East and its wholly-owned subsidiaries (collectively "ASC East") operate the following resorts: Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, and Killington, Mount Snow/Haystack and Sugarbush in Vermont. ASC West and its subsidiaries (collectively "ASC West") operate the following resorts: The Canyons in Utah, Steamboat Ski & Resort Corporation ("Steamboat") in Colorado, and Heavenly Valley Ski & Resort Corporation ("Heavenly") in California/Nevada. The Company performs its real estate development through its wholly-owned subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties"), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. ("GSRP")and Canyons Resort Properties, Inc. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies. For periods prior to June 17, 1997, the term "the Company" refers to ASC East and its subsidiaries, and after such date, to American Skiing Company and its subsidiaries (including ASC East). In 1997, the Company formed ASC Utah, a wholly-owned subsidiary, for the purpose of acquiring the Wolf Mountain ski area in Utah, which was subsequently renamed The Canyons. In August 1997, the Company formed ASC West for the purpose of acquiring Steamboat and Heavenly.

          ASC was formed on June 17, 1997, when Leslie B. Otten (the "Principal Shareholder") exchanged his 96% ownership interest in ASC East for 100% of the Common Stock of ASC. In conjunction with the formation of ASC, the Company recorded the 4% minority interest in ASC East. On January 23, 1998, the Company and the holders of the minority interest in ASC East entered into an agreement whereby the Company issued 615,022 shares of Common Stock in exchange for all shares of ASC East common stock held by the minority shareholders.

          On October 10, 1997, the Company approved an increase in authorized shares of Common Stock, a new issue of Class A Common Stock, the conversion of 100% of the outstanding Common Stock to Class A Common Stock and a 14.76 for 1 stock split of Class A Common Stock. The stock split was given retroactive effect in the accompanying consolidated financial statements as of July 27, 1997.

          The Company consummated an initial public offering (the "Offering") on November 6, 1997. The Company sold 14.75 million shares of common stock in the Offering at a price of $18.00 per share. Net proceeds to the Company after expenses of the Offering totaled $244.3 million. Of the 14.75 million shares sold in the Offering, 833,333 shares were purchased by the Principal Shareholder.

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

         Fiscal Year

          The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 1997, 1998 and 1999 consisted of fifty-two weeks.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.

         Restricted Cash

         Restricted cash represents deposits that relate to pre-sales of real estate developed for sale held in escrow and guest advance deposits for lodging reservations. The cash will be available to the Company when the real estate units are sold or the lodging services are provided. Restricted cash classified as long-term represents deposits held in escrow relating to pre-sales with anticipated closing dates subsequent to fiscal 2000.

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

         Real Estate Developed for Sale

          The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. Selling costs are charged to expense in the period in which the related revenue is recognized. Interest capitalized on real estate development projects during fiscal years 1997, 1998, and 1999 totaled $473,000, $2.4 million and $6.4 million, respectively.

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

                  Goodwill                           up to 40 years
                  Tradenames                         40 years
                  Other intangibles                  16 - 20 years

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

         Long-Term Investments

          Long-term investments are comprised of U.S. Treasury Securities, Obligations of U.S. Government corporations and agencies and corporate bonds. It is management's intent to hold these securities until maturity. These securities are carried at amortized cost, which approximates quoted market values at July 26, 1998 and July 25, 1999. Contractual maturities relating to these investments range from less than one year to five years at July 25, 1999.

         Long-Lived Assets

          The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of July 25, 1999, management believes that there has not been any impairment of the Company's long-lived assets, real estate developed for sale, goodwill or other identifiable intangibles.

         Revenue Recognition

          Resort revenues include sales of lift tickets, tuition from ski schools, golf course fees and other recreational activities, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized in equal amounts over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining revenue is generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred. Amounts received from pre-sales of real estate are recorded as deposits and deferred revenue in the accompanying consolidated balance sheet until the revenue is recognized. Deposits and deferred revenue classified as long-term represent deposits held in escrow relating to pre-sales with anticipated closing dates subsequent to fiscal 2000.

        Interest

          Interest is expensed as incurred except when it is capitalized in connection with major capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1997, 1998 and 1999, the Company incurred total interest cost of $24.3 million, $37.5 million, and $46.4 million respectively, of which $575,000, $2.9 million and $7.1 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

         Employee Benefits

         As of July 27, 1997, the Company maintained a number of profit sharing and savings plans pursuant to Section 401(k) of the Internal Revenue Code. In August 1997, the Company established the ASC 401(k) Retirement Plan pursuant to
Section 401(k) of the Internal Revenue Code (the "Plan") and subsequently merged the previously existing plans into the Plan. The Plan allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Company's discretion. The Company made no contributions to the profit sharing plans for 1997, 1998 and 1999. Contributions to the savings plans for 1997, 1998 and 1999 totaled $301,000, $225,000 and $395,000, excluding contributions to the Steamboat and Heavenly plans. On January 1, 1998, the Heavenly profit sharing plan was merged into the Plan and the Steamboat 401(k) plan was merged into the Plan on October 1, 1998. Contributions to the Steamboat and Heavenly plans for Fiscal 1998 were $220,000 and $43,000, respectively. Contributions to the Steamboat plan for Fiscal 1999 were $7,000.

         Advertising Costs

          Advertising costs are expensed the first time the advertising takes place. At July 26, 1998 and July 25, 1999, advertising costs of $407,000 and $244,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheet. Advertising expense for the years ended July 27, 1997, July 26, 1998 and July 25, 1999 was $5.2 million, $7.6 million and $9.5 million, respectively.

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

         Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This pronouncement supersedes the previous methodology for the calculation of earnings per share as promulgated under APB Opinion No. 15. SFAS 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and the Mandatorily Redeemable 10 1/2% Preferred Stock) and "diluted" earnings per share. The Company adopted SFAS 128 in fiscal 1998 and all prior periods presented were retroactively restated. For the years ended July 27, 1997, July 26, 1998 and July 25, 1999, basic and diluted loss per share are as follows:


                                                                             Year Ended
                                                            -----------------------------------------------
                                                            July 27, 1997   July 26, 1998   July 25, 1999
                                                            --------------  --------------  ---------------
                           Income (loss)                       (in thousands, except per share amounts)
        Income (loss) before preferred stock dividends and
            accretion and extraordinary items                  $  (5,482)      $  (1,867)      $  (27,950)
        Accretion of discount and dividends accrued on
            mandatorily redeemable preferred stock                   444           5,346            4,372
                                                            --------------  --------------  ---------------
        Income (loss) before extraordinary items                  (5,926)         (7,213)         (32,322)
        Extraordinary loss                                             -           5,081                -
                                                            --------------  --------------  ---------------
        Net income (loss) available to common shareholders     $  (5,926)     $  (12,294)      $  (32,322)
                                                            ==============  ==============  ===============

                              Shares
        Total weighted average shares outstanding (basic
        and diluted)                                                  978          25,809           30,286
                                                            ==============  ==============  ===============

              Basic and diluted loss per common share
        Loss before extraordinary items                        $   (6.06)      $   (0.28)       $   (1.07)
        Extraordinary loss                                              -            0.20                -
                                                            --------------  --------------  ---------------
        Net loss available to common shareholders              $   (6.06)      $   (0.48)       $   (1.07)
                                                            ==============  ==============  ===============

         The Company currently has outstanding 36,626 shares of Mandatorily Redeemable Convertible Preferred Stock which are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 2,746,048 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of July 25, 1999. These shares are also excluded from the dilutive share calculation as the impact of their inclusion would also be anti-dilutive.

         Stock Compensation

          The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" (Note 13).

         Fair Value of Financial Instruments

          The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximates their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 25, 1999. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

     The estimated fair values of the Senior Subordinated Notes and other subordinated debentures at July 26, 1998 and July 25, 1999 are presented below (in thousands):

                                              July 26, 1998                             July 25, 1999
                                          Carrying           Fair                 Carrying         Fair
                                           amount           value                 amount           value

12% Senior Subordinated Notes           $   117,002      $  134,400               $   117,240      $  110,400
Other subordinated debentures           $    10,950      $    8,667               $    10,495      $    9,417

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

Reclassifications

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the fiscal 1999 presentation.

Recently Issued Accounting Standards

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". As of July 25, 1999, the Company has no such items that would necessitate disclosure of comprehensive income. As such, the Company's adoption of SFAS 130 had no effect on the accompanying consolidated financial statements.

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement established standards for reporting information on operating segments in interim and annual financial statements. The Company had previously disclosed segment information under SFAS 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS 131 did not result in a change in the composition of the Company's operating segments, or in the previously reported net income for each segment.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative effect of change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-5 in the first quarter of fiscal 2000 and estimates that it will recognize a corresponding charge of approximately $1 million as a change in accounting principle.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 extends the effective date of SFAS 133 to all fiscal years beginning after June 15, 2000 (fiscal year 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently reviewing the impact of SFAS 133 on its consolidated financial statements. 3. Business Acquisitions and Divestments

         Kamori Combined Enterprises Acquisition

          On November 12, 1997, the Company acquired all of the outstanding shares of common stock of Kamori Combined Entities (the "Kamori Acquisition") which included the Steamboat Ski & Resort Corporation in Steamboat Springs, Colorado ("Steamboat"), the Heavenly Valley Ski & Resort Corporation in Lake Tahoe, California/Nevada ("Heavenly") and the Sabal Point Golf Course in Orlando, Florida ("Sabal Point") for approximately $300.5 million, including closing costs and adjustments. Steamboat and Heavenly are major destination ski resorts while Sabal Point is a golf, tennis and swimming club. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to November 12, 1997 are included in the accompanying consolidated financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values at the date of acquisition as follows (in thousands):
                                                                 Fair value
                                                                     of
                                                                 net assets
                                                                  acquired
                                                                -------------
            Cash                                                  $  8,771
            Accounts receivable                                        129
            Inventory                                                3,983
            Prepaid expenses                                           486
            Property and equipment, net                            183,922
            Asset held for sale                                      5,780
            Real estate developed for sale                          25,624
            Goodwill                                                60,177
            Intangible assets                                       22,200
            Long-term investments                                    5,000
            Other assets                                               177
            Deferred income taxes                                    2,443
                                                               -------------
              Total assets                                         318,692
                                                               -------------
            Accounts payable and other current liabilities         (10,289)
            Deposits and deferred revenue                           (6,702)
            Deferred income taxes                                     (793)
            Minority interest                                         (364)
                                                                -------------
           Total liabilities                                       (18,148)
                                                                -------------
               Net assets acquired                               $ 300,544
                                                                =============



          Amortization of goodwill and intangible assets charged to depreciation and amortization was $1.3 million and $544,000, respectively, for fiscal 1998, and $1.3 million and $545,000, respectively, for fiscal 1999.

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

         The minority interest of $396,000 at July 25, 1999 is comprised of the balance of $364,000 as of the Kamori Acquisition date and the minority interest in the income of the subsidiary of $11,000 for fiscal 1998 and $21,000 for Fiscal 1999.

           The following unaudited pro forma financial information for the Company gives effect to the Kamori Acquisition as if the transaction had occurred on July 29, 1996 (in thousands, except per share amounts):

                                                                Year ended         Year ended
                                                               July 27, 1997      July 26, 1998
                                                                (unaudited)        (unaudited)
                                                               --------------     --------------

                    Revenues                                       $ 262,566          $ 342,172
                    Loss from continuing operations                   (3,874)            (9,416)
                    Net loss                                          (4,318)           (19,843)

                    Basic and diluted loss per common share:
                      Loss before extraordinary items                ($0.15)            ($0.49)
                      Extraordinary loss                                   -             (0.17)
                                                               --------------     --------------
                      Net loss available to common shareholders      ($0.15)            ($0.66)
                                                               ==============     ==============

          These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transactions occurred on the date indicated.

 Other Acquisitions

          On August 30, 1996, the Company purchased the remaining 49% minority interest in Sugarloaf/USA for $2.0 million cash. The Company had originally purchased 51% of Sugarloaf/USA in connection with its acquisition of all the outstanding common stock of S-K-I on June 28, 1996 (the "S-K-I Acquisition"). In connection with the purchase of the minority interest, the Company recorded a liability in the amount of $492,000 to provide for contingent consideration that may be paid pursuant to the purchase agreement. During fiscal 1998 and fiscal 1999, the Company paid contingent consideration of approximately $492,000, thus exhausting the liability established for such payments. The Company anticipates that it will be required to make additional future contingent payments pursuant to the purchase agreement over the next three fiscal years. Such future payments will be treated in accordance with APB 16, which requires that contingent consideration be recorded as an additional cost of the acquired enterprise and amortized over the remaining life of the acquired asset. In connection with the purchase of Sugarloaf, the Company paid certain debt in advance of its maturity and incurred a prepayment penalty of $600,000. The prepayment penalty is recorded in interest expense in the accompanying consolidated statement of operations for the year ended July 27, 1997.

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

4.      Property and Equipment

          Property and equipment consists of the following (in thousands):

                                                     July 26,        July 25,
                                                       1998             1999
                                                       ----             ----
                Buildings and grounds                 $ 159,841        $ 176,952
                Machinery and equipment                 117,704          166,475
                Lifts and lift lines                    158,074          161,102
                Trails                                   36,072           37,130
                Land improvments                         14,954           19,006
                                                    ------------    ------------
                                                        486,645          560,665

                Less: accumulated depreciation           69,817          111,288
                                                    ------------    ------------
                                                        416,828          449,377

                Land                                     73,755           72,249
                Construction-in-process                  30,556            7,528
                                                    ------------    ------------
                Property and equipment, net           $ 521,139        $ 529,154
                                                    ============    ============

          Property and equipment includes approximately $19.3 million and $52.3 million of machinery and equipment and lifts held under capital leases at July 26, 1998 and July 25, 1999, respectively. At July 26, 1998 and July 25, 1999, related accumulated amortization on property and equipment under capital leases was approximately $3.8 million and $9.0 million, respectively. Amortization expense for property and equipment under capital leases was approximately $1.6 million, $2.2 million and $4.4 million for 1997, 1998 and 1999, respectively. Total depreciation and amortization expense relating to all property and equipment was $34.0 million and $40.4 million for 1998 and 1999, respectively.

5.       Demand Note, Principal Shareholder

          In June 1996, prior to the S-K-I Acquisition, the Company delivered to the Principal Shareholder a demand note in the principal amount of $5.2 million for the amount expected to become payable by the Principal Shareholder in 1996 and 1997 for income taxes with respect to the Company's income as an S
Corporation through the date of the S-K-I Acquisition. The demand note is unsecured and bears interest at 5.4% per annum, the applicable federal rate in effect at the time of issuance. The amount in the accompanying consolidated balance sheet at July 25, 1999 of $1.8 million was repaid by the Company subsequent to the end of fiscal 1999 (see Note 17 - Subsequent Events).

6.       Long-Term Debt

Long-term debt consists of (dollar amounts in thousands):
                                                                                             July 26,      July 25,
                                                                                               1998          1999
                                                                                            -----------   ------------
Senior Credit Facility (Note 8)                                                               $194,227       $200,485

Real estate development note payable with a face value of $105,000. The note bears interest at a variable rate of prime plus 2.5% per annum which is accrued monthly.
Principal and interest on the note are payable as real estate quartershares are sold. Any remaining principal and accrued interest are due in March 2002. The note is collateralized
by the real estate developed for sale of GSRP.                                                  31,411         55,796

Real estate development term loan facility with a face value of $58,000 to finance the working capital of the Company's real estate subsidiaries. The facility bears interest at a variable rate equal to the lender's base rate plus 8.25% or a current rate of 16%.
Interest is payable monthly in arrears. Any remaining principal is due June 30, 2001. This
facility is underwritten by substantially all the Resort Properties subsidiaries.                    -         52,654

Note payable in an aggregate principal amount of $3,530 for forbearance fees for the amended and restated real estate development term loan facility described above. The note bears interest at 12% per annum and is payable at maturity. The Balance is due in full at
February 2002.                                                                                       -          3,530


Note payable with a face value of $2,250. The note bears interest at 9% per annum which is payable monthly beginning January 1998 for a 15-year term. The principal is due in full in
December 2012.                                                                                   2,250          2,250

Note payable with a face value of $2,000. The note bears interest at 10% per annum which is payable upon the maturity of the note. A principal payment of $1,000 was made in June
1999. The remaining principal and accrued interest are due in June 2000.                         2,000          1,000

Subordinated debentures issued with an original face value of $2,101. The initial coupon rate is 6% per annum and is adjusted annually in accordance with the agreement. Interest
is payable annually in May beginning in 1995. The debentures mature in April 2002.               1,844          1,912

Note payable with a face value of $1,720. The note bears interest at 12% per annum which is payable quarterly, in arrears, beginning October 1998. The principal is due in full in
July 2000.                                                                                       1,720          1,720

Note payable with a face value of $1,600. Interest is payable monthly beginning January
1998 for a 30-year term. The interest rate is 7% per annum for the first 10 years, 8.44%
per annum for the second 10 years and 10.55% per annum for the final 10 years. The
principal is due in full in December 2027.                                                       1,600          1,600

Note payable with a face value of $1,000. The note bears interest at 14% per annum which
is payable monthly beginning in August 1997. The principal is due in full in July 2000.          1,000          1,000

Note payable with a face value of $2,097 and bearing interest at the rate of 8.25% per annum. The principal and interest are payable upon completion of the Sundial Lodge at the
Canyons resort, which is expected in the Company's fiscal year 2000.                                 -          2,097

Note payable with a face value of $6,600. The note bears interest at a rate of 8.5% per annum which is paid quarterly, in arrears. Principal payments of $4,720 were made in fiscal 1999. The remaining balance is payable upon completion of the Grand Summit Hotel at
the Canyons resort, which is expected in the Company's fiscal year 2000.                             -          1,880

Real estate development note payable with a face value of $29,000. The note bears interest at a variable rate of prime plus1/4% and is payable monthly. The principal is due upon completion of the Sundial Lodge project at the Company's Canyons resort. This project is
expected to be completed in Fiscal 2000.                                                             -          6,858

Real estate development note payable with a face value of $2,500 for the construction of employee housing at the Company's Steamboat resort. The note bears interest at a variable rate of prime plus1/4%. Principal and interest of $17 are payable monthly. The loan will be
converted to a 15 year amortization when the project is completed.                                 467          1,831

Note payable with face value of $1,000 to finance the purchase of a retail store. The note does not accrue interest. The principal is due as follows: $200 in August 1999; $200 in
August 2000 and $300 in August 2001.                                                             1,000            700

Note payable with face value of $2,294. The note bears interest at 7.83% per annum.
Interest and principal payments of $22 are payable monthly beginning March 1998. The
remaining principal and accrued interest are due in February 2003.                               2,255          2,154

Obligations under capital leases                                                                12,664         33,642
Other notes payable                                                                              2,830          3,617
                                                                                            -----------   ------------
                                                                                               255,268        374,726
                                                                                            -----------   ------------
Less: current portion                                                                           43,698         60,882
                                                                                            -----------   ------------

Long-term debt, excluding current portion                                                     $211,570       $313,844
                                                                                            ===========   ============

          The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 25, 1999.

At July 25, 1999, the Company had letters of credit outstanding totaling $2.5 million.

         The non-current portion of long-term debt matures as follows (in thousands):

                                      Long-term     Subordinated      Total
                                         debt          notes          debt
                                    -------------  ------------   ------------
2001                                $  62,561      $    525      $  63,086
2002                                   70,624           549         71,173
2003                                   15,752         1,074         16,826
2004                                   12,238         1,466         13,704
2005 and
thereafter                            160,038       123,448        283,486
Interest related to capitalized
leases                                (7,124)             -        (7,124)
Debt discount                           (245)             -          (245)
                                   -------------  ------------   ------------
                                    $ 313,844     $ 127,062      $ 440,906
                                   =============  ============   ============


7.       Subordinated Notes and Debentures

          On June 25, 1996, in connection with the S-K-I Acquisition, ASC East issued $120.0 million of 12% Senior Subordinated Notes (the "Notes"). Pursuant to a registration rights agreement, ASC East filed a registration statement with respect to an offer to exchange the Notes for a new issue of notes of ASC East registered under the Securities Act of 1933, with identical terms. The registration statement became effective in November 1996. The Notes are general unsecured obligations of ASC East, subordinated in right of payment to all existing and future senior debt of ASC East, including all borrowings of the Company under the Senior Credit Facility. The Notes mature July 15, 2006, and will be redeemable at the option of ASC East, in whole or in part, at any time after July 15, 2001. ASC East incurred deferred financing costs totaling $6.7 million in connection with the issuance of the Notes which are recorded as deferred financing costs, net of accumulated amortization, in the accompanying consolidated balance sheet. Amortization expense included in the accompanying consolidated statement of operations for the years ended July 27, 1997, July 26, 1998 and July 25, 1999 amounted to $781,000, $713,000 and $668,600, respectively. (See Note 17 - Subsequent Events)

         The Notes were issued with an original issue discount of $3.4 million. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 1997. Interest expense on the Notes amounted to $14.6 million in 1997, 1998, and 1999.

          Concurrently with the Offering, the Company solicited and received the required consents from the holders of the Notes to amend the Notes indenture to permit the consummation of the Offering without requiring the Company to make a Change of Control Offer (as defined). In connection with the consent solicitation, the Company paid a customary fee to the consenting holders of the Notes.

          The Company entered into two non-cancelable interest rate swap agreements (the "Swap Agreements") with BankBoston, N.A. ("BankBoston") with an effective date of February 9, 1998 (the "Effective Date") to manage the interest rate risk associated with the Notes. The notional amount of both Swap Agreements of $120.0 million is equal to the face value of the Notes. The first Swap
Agreement matures on July 15, 2001, the date on which the related Notes first become redeemable at the option of the Company. The second Swap Agreement matures on July 15, 2006, the date on which the related Notes mature. From the Effective Date through July 15, 2001, the Swap Agreements effectively reduce the Company's cash outflow relating to the payment of interest on the Notes from 12% to 9.01%, with the Company's payment of interest to BankBoston at 9.01% of the notional amount and BankBoston's payment of interest to the Company at 12% of the notional amount. The reduction in the net cash outflow for interest had no impact on the accompanying consolidated statement of operations as the net swap receipt from BankBoston of $5.1 million for the period from the Effective Date through July 25, 1999 is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company will accrue interest expense on the cumulative net swap receipt over the period of the first Swap Agreement. This other long-term liability, including accrued interest thereon, will be amortized as a credit to interest expense over the period from July 15, 2001 to July 15, 2006. Under the second Swap Agreement, which will remain in effect for the period from July 15, 2001 to July 15, 2006, the Company will make interest payments to BankBoston at 9.01% of the notional amount while BankBoston will make interest payments back to the Company at the LIBOR rate in effect at that time. Depending on the LIBOR rate in effect during the second Swap Agreement, the Company's interest rate exposure and its related impact on interest expense and net cash outflow may increase or decrease from the fixed rate under the Notes of 12%. The Company is exposed to credit loss in the event of nonperformance by the other party to the Swap Agreements; however, nonperformance is not anticipated.

           On January 26, 1998, the Company and the holders of the 4% of the outstanding shares of ASC East entered into an agreement whereby the Company issued 615,022 shares of its Common Stock in exchange for all ASC East common stock shares not owned by the Company. In connection with the exchange, the Company recorded $8.5 million of goodwill which represented the excess of the fair market value of the common stock exchanged relative to the carrying value of the minority interest. Amortization expense relating to the goodwill was $127,000 and $228,000 for the years ended July 26, 1998 and July 25, 1999, respectively.

         A portion of the proceeds from the Senior Credit Facility (Note 8) were used to redeem all of the Company's outstanding 13.75% Subordinated Discount Notes ("Subordinated Notes"). The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded extraordinary losses before any benefit for income taxes in Fiscal 1998 of approximately $4.3 million related to the prepayment of the Subordinated Notes and $1.0 million related to the write-off of deferred financing costs. These losses are included in the total extraordinary loss in the accompanying consolidated statement of operations for the year ended July 26, 1998.

         Other subordinated debentures owed by the Company at July 25, 1999 are due as follows (in thousands):

                                                 Interest   Principal
                                       Year        Rate       Amount
                                   ------------------------------------
                                       2000         6%       $     673
                                       2001         8%             525
                                       2002         8%             549
                                       2003         8%           1,074
                                       2004         8%           1,466
                                       2010         8%           1,292
                                       2012         6%           1,155
                                       2013         6%           1,065
                                       2015         6%           1,500
                                       2016         6%           1,196
                                                            -----------
                                                              $ 10,495
                                                            ===========

8.       Senior Credit Facility

         In connection with the Offering, the Company entered into a new credit facility (the "Senior Credit Facility") with BankBoston on November 12, 1997 and repaid the indebtedness under the Company's then existing credit facility (the "Old Credit Facility"). In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing costs of $1.2 million and incurred prepayment penalties of $433,000. These amounts are included in the total extraordinary loss in the accompanying consolidated statement of operations for the year ended July 26, 1998. On November 13, 1997, BankBoston, as agent, syndicated the Senior Credit Facility to a group of participating lenders (the "Banks").

         The Senior Credit Facility is divided into two sub-facilities, $64.6 million of which is available for borrowings by ASC East and its subsidiaries (the "East Facility") and $149.0 million of which is available for borrowings by the Company excluding ASC East and its subsidiaries (the "West Facility"). The East Facility consists of a six-year revolving credit facility in the amount of $34.9 million and an eight-year term facility in the amount of $29.7 million. The West Facility consists of a six-year revolving facility in the amount of $74.7 million and an eight-year term facility in the amount of $74.3 million

         The revolving facilities are subject to an annual requirement to reduce the outstanding debt to a balance of not more than $9.9 million for the East Facility and not more that $44.7 million for the West Facility for a period of 30 days. The maximum availability under the revolving facilities will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facilities amortize at a rate of approximately 1.0% of the principal amount for the first six years with the remaining portion of the principal due in two substantially equal installments in years seven and eight. Beginning July 1999, the Senior Credit Facility requires mandatory prepayment of 50% of excess cash flows during any period in which the ratio of the Company's total senior debt to earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce either revolving facility commitment below $35.0 million. The Senior Credit Facility contains affirmative, negative and financial covenants including maintenance of debt to EBITDA, minimum net worth, EBITDA to interest expense, and cash flow to debt service financial ratios. Except for the debt to EBITDA and minimum net worth ratios, which are calculated at both the ASC consolidated level and at the ASC East and ASC West levels, compliance with financial covenants is determined on a consolidated basis notwithstanding the bifurcation of the Senior Credit Facility into sub-facilities.

         At July 25, 1999, the revolving portion of the East and West Facilities had outstanding borrowings of $30.0 million and $64.0 million, respectively under LIBOR contracts which bear interest at rates ranging from 8.64% to 8.69% per annum. At July 25, 1999, the East and West Facilities had outstanding borrowings of $1.9 million and $700,000, respectively, in Money Market accounts which bear interest at 8.50%. The balance of the borrowings outstanding at year end under the West Facility of $48,000 bears interest at the greater of BankBoston's base rate or the Federal Funds Rate plus 2% per annum. There were no borrowings outstanding under the East Facility at July 25, 1999 other than those described above under LIBOR contracts and Money Market accounts. At July 25, 1999, the LIBOR, Money Market and Base rates were 8.68%, 8.50% and 10.00%, respectively. At July 25, 1999, the term portion of the East and West Facilities had outstanding borrowings of $29.7 million and $74.3 million, respectively, and bear interest at rates ranging from 9.18% to 10.5%. Both the revolving and term portions of the Senior Credit Facility accrue interest daily and pay interest quarterly, in arrears. At July 25, 1999, accrued interest for the East and West Facilities was $1.2 million and $2.8 million, respectively. The East Facility is secured by substantially all the assets of ASC East and its subsidiaries, except the real estate development subsidiaries, which are not borrowers under the Senior Credit Facility. The West Facility is secured by substantially all the assets of ASC West and its subsidiaries.

         The Company negotiated an amendment to the Senior Credit Facility on March 3, 1999 (the "Credit Facility Amendment") which significantly modified the covenant requirements on a prospective basis. The Credit Facility Amendment requires minimum quarterly EBITDA levels and places a maximum range of non-real estate capital expenditures for fiscal 2000 of between $15 and $20 million, with maximum levels depending on the Company's ability to consummate sales of certain non-strategic assets, as defined in the Credit Facility Amendment. Following fiscal 2000, annual resort capital expenditures (exclusive of real estate) are capped at the lesser of (i) $35 million or (ii) the total of consolidated EBITDA for the four fiscal quarters ended April of the previous fiscal year less consolidated debt service for the same period.

         In November 1997, the Company paid financing fees with respect to the Senior Credit Facility of 1.75% of the total commitment, or $3.8 million to the Banks. In March 1999, the Company also paid additional financing fees of $806,000 with respect to the Credit Facility Amendment. The Company has capitalized these fees and certain other debt related costs and is amortizing them over the term of the Senior Credit Facility. Total unamortized financing fees relating to the Senior Credit Facility recorded in deferred financing costs in the accompanying consolidated balance sheet were $4.3 million at July 25, 1999.

     The Senior Credit Facility was restructured subsequent to the end of fiscal 1999 pursuant to a fourth amendment entered into by the Company (see Note 17 - Subsequent Events).

9.        Income Taxes

          The provision (benefit) for income taxes charged to continuing operations was as follows (in thousands):

                                                                            Year ended
                                                          ------------- --- ------------ --- --------------
                                                          July 27, 1997     July 26, 1998    July 25, 1999
                                                          -------------     ------------     --------------
Current tax provision
     Federal                                              $        -        $        -       $        -
     State                                                         -                 -                -

Deferred tax provision (benefit)
     Federal                                                   (2,815)              580           (11,939)
     State                                                       (798)          (1,354)            (3,118)
                                                          -------------     ------------     --------------

Total provision (benefit)                                    $ (3,613)         $  (774)         $ (15,057)
                                                          =============     ============     ==============

         Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance.

     Deferred tax liabilities (assets) are comprised of the following at July 26, 1998 and July 25, 1999 (in thousands):

                                                                        July 26, 1998    July 25, 1999
                                                                        -------------    -------------
    Property and equipment basis differential                             $   43,992       $   53,814
    Other                                                                        880              640
                                                                        -------------    -------------
    Gross deferred tax liabilities                                            44,872           54,454

    Tax loss and credit carryforwards                                       (15,017)         (30,887)
    Capitalized  cost                                                        (1,042)          (1,856)
    Deferred revenue and contracts                                             (259)         (10,536)
    Stock compensation  charge                                               (4,939)          (3,112)
    Reserves and accruals                                                    (3,527)          (4,239)
    Other                                                                    (1,229)            (661)
                                                                        -------------    -------------
    Gross deferred tax assets                                               (26,013)         (51,291)
    Valuation allowance                                                        2,447            2,626
                                                                        -------------    -------------
    Net deferred tax liability (asset)                                    $   21,306        $   5,789
                                                                        =============    =============

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes, minority interest in loss of subsidiary and extraordinary loss as a result of the following differences (in thousands):


                                                                              Year ended
                                                            ------------- -- -------------- -- --------------
                                                            July 27, 1997     July 26, 1998     July 25, 1999
                                                            -------------    --------------    --------------
Income tax provision (benefit) at the statutory U.S. tax
rates                                                          $ (3,271)         $ (1,080)        $ (15,052)
Increase (decrease) in rates resulting from:
      State taxes, net                                             (798)           (1,354)           (3,118)
      Change in valuation allowance                                   71               250                 -
      Stock option compensation                                        -             1,019             1,623
      Nondeductible items                                            243               634               848
      Other                                                          142             (243)               642
                                                            -------------    -------------     --------------
Income tax provision (benefit) at the effective tax rates      $ (3,613)           $ (774)       $  (15,057)
                                                            =============    ==============    ==============

         At July 25, 1999, the Company has federal net operating loss ("NOL") carryforwards of approximately $67.3 million which expire in varying amounts though the year 2019 and a federal capital loss carryover of approximately $700,000 that expires in the year 2003. Internal Revenue Code Section 382 limits the amount of NOL carryforwards incurred before a change in ownership, as defined, that can be used annually against income generated after the change in ownership. In November of 1997 as a result of the Offering, the Company experienced a change in ownership. Approximately $27.5 million of the federal NOL carryforwards were incurred prior to the Offering and are subject to an overall annual limitation under Section 382 of approximately $14 million. Because of recent acquisitions, the limitation is required to be allocated to the various subsidiaries based on their relative fair market values. In addition, certain subsidiaries have separate pre-change in ownership losses which are subject to lower annual limitations as a result of previous changes in ownership. Subsequent changes in ownership could further affect the limitation in future years.(See Note 17 - Subsequent Events).

         In addition to the limitations under Section 382, approximately $7 million of the federal NOL carryovers are from separate return years, as defined in the regulations to the Internal Revenue Code, of certain subsidiaries (or sub-groups), and may only be used to offset each subsidiary's (or sub-group's) contribution to consolidated taxable income in future years.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes that the valuation allowance of $2.6 million is appropriate because, due to the change of ownership and the resulting annual limitations, the Company will not be able to use all of the potential tax benefits from existing NOL carryforwards and tax credits as of July 25, 1999.

10.      Mandatorily Redeemable Securities

          Pursuant to a Securities Purchase Agreement (the "Agreement") dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock (the "Preferred Stock") in a private offering to an institutional investor. The Company incurred $1.1 million in expenses in connection with the issuance of the Preferred Stock.

       Pursuant to the Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the "Exchangeable Notes") on July 28, 1997 in a private offering to an institutional investor. The Company incurred deferred financing costs totaling $1.1 million in connection with the issuance of the Exchangeable Notes. The Exchangeable Notes bore interest at a rate of 14% per annum and mature on July 28, 2002. Interest on the Exchangeable Notes was payable in cash or additional Exchangeable Notes, at the option of the Company.

          On November 15, 1997, subsequent to the completion of the Offering, each share of Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable 10 1/2% Preferred Stock. The total number of Mandatorily Redeemable 10 1/2% Preferred Stock shares issued in association with the exchange were 36,626 and have a face value of $1,000 per share. The carrying value of the Preferred Stock and Exchangeable Notes just prior to the conversion were $18.4 million and $18.2 million, respectively. The Company incurred an extraordinary loss before income tax benefit of $1.0 million upon the conversion of the Preferred Stock and Exchangeable Notes as a result of the write-off of unamortized deferred financing costs relating to the Exchangeable Notes.

          Under the Agreement, the Mandatorily Redeemable 10 1/2% Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's Common Stock at a conversion price of $17.10 for each common share. In the event the Mandatorily Redeemable 10 1/2% Preferred Stock is held to the maturity date of November 15, 2002, the Company will be required to pay the holder in cash the face value of $36.6 million plus cumulative dividends in arrears.

          In the event of a default, as defined in the Agreement, there shall be a mandatory redemption of the Mandatorily Redeemable 10 1/2% Preferred Stock by the Company unless the holder of the stock elects instead to have visitation rights to meetings of both the Board of Directors and Management Committees until the event of default is cured.

          The Mandatorily Redeemable 10 1/2% Preferred Stock ranks senior in liquidation preference to all Common Stock and Class A Common Stock outstanding at July 25, 1999 as well as any Common Stock and Class A Common Stock issued in the future.

11.      Related Party Transactions

          The Principal Shareholder's wife is employed by the Company as director of retail purchasing and is actively involved in the Company's retail sales activities. During fiscal 1997, 1998 and 1999, the Principal Shareholder's wife received total compensation of $52,000, $52,000 and $54,000, respectively. During the first quarter of fiscal 1998, the Company granted the Principal
Shareholder's wife fully vested options to purchase up to 20,060 shares of Common Stock at a price of $2.00 per share. During 1999 the Company granted the Principal Shareholder's wife options to purchase up to 750 shares of Common Stock at a price of $7.00 per share that will vest over the next four years.

         Western Maine Leasing Co., a corporation wholly-owned by the Principal Shareholder, leases heavy equipment to Sunday River under short-term leases. In fiscal 1997, 1998 and 1999, payments under such leases totaled $24,000, $17,000 and $0 respectively.

         Sunday River provided lodging management services for Ski Dorm, Inc. ("Ski Dorm"), a corporation owned by the Principal Shareholder and his mother, which owns a ski dorm located near the Sunday River resort. During fiscal 1997, 1998 and 1999, payments by Ski Dorm to Sunday River totaled $258,000, $2,000 and $ 65,000, respectively. In addition, Ski Dorm issued to Sunday River a promissory note in 1995 with a principal amount of $265,000, of which $250,000 was outstanding at July 25, 1999. This note is secured by a mortgage on real estate and related improvements owned by Ski Dorm. Interest on the note is charged at the prime rate plus 1 1/2% and principal and any accrued interest are due in December 1999. The Company purchased Ski Dorm from the Principal Shareholder (among other assets) subsequent to the end of fiscal 1999 (see Note 17 - Subsequent Events).

     The Company provided an interest free construction loan to Mr. Rich McGarry, Senior Vice President and General Manager of Killington Ski Resort. The Company relocated Mr. McGarry to Killington during fiscal 1999 and agreed to provide financing on the construction of a home in the Killington area until his previous residence was sold. As of July 25, 1999 the balance of the loan was $316,027 which was the largest amount advanced during fiscal 1999.

          The Principal Shareholder is the obligor under a margin loan (the "Margin Loan") with ING (U.S.) Capital Corporation. The Margin Loan has two different maintenance bases: (i) one which requires that the aggregate market value of the collateral be at a certain level in order to take additional advances under the arrangement to make interest payments (the "Advance Base") and (ii) one which requires that the aggregate market value of the collateral be at a certain level in order to avoid a default under the terms of the Margin Loan (the "Minimum Base"). The Margin Loan is collateralized by the Principal Shareholder's 833,333 shares of the Company's Common Stock and 14,760,530 shares of the Company's Class A Common Stock. At any time that the aggregate market value of the collateral is below the Minimum Base, the Principal Shareholder is required to either pay down the balance of the Margin Loan or to pledge additional collateral. The Company is not liable for nor do any of its assets collateralize the Margin Loan.

12.      Commitments, Lease Contingencies and Contingent Liabilities

          The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1997, 1998 and 1999 was $2.2 million, $2.5 million and $2.6 million, respectively.

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

          In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50 year periods for a fee of $1.0 million for each extension period. Lease payments are based on a percentage of gross skiing and lodging revenues. The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000. Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1997, 1998 and 1999 was $0, $473,000, and $311,000, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development. Payments for these options total $19.0 million and are payable at various times and in varying amounts, at the Company's discretion, through July 2001. The Company is not required to make the option payments for all parcels of land in order to develop and sell real estate on the land covered under the lease. Option payments for the year ended July 26, 1998 and July 25, 1999 were $7.6 million and $3.6 million, respectively, and are included in other assets in the accompanying consolidated balance sheet.

          In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $4.2 million $6.4 million and $6.1 million for the years ended 1997, 1998 and 1999, respectively.

         Future minimum lease payments for lease obligations at July 25, 1999 are as follows (in thousands):

                                                    Capital        Operating
                                                     leases          leases
                                                 ------------    ------------
2000                                              $ 8,349         $ 5,410
2001                                                8,503           2,122
2002                                                8,791           1,646
2003                                                6,025           1,242
2004 and thereafter                                11,639          25,418
                                                 ------------    ------------
       Total payments                              43,307         $ 35,838
                                                                 ============
       Less interest                                9,665
                                                 ------------
       Present value of net minimum payments       33,642
       Less current portion                         5,761
                                                 ------------
       Long-term obligations                     $ 27,881
                                                 ============

          In the fourth quarter of fiscal 1998, the Company began construction on two quartershare hotel projects, one at The Canyons, one at Steamboat and a whole ownership hotel project at The Canyons. Total construction costs for these three projects are estimated to be $244.8 million. These projects are primarily being financed through a $110.0 million revolving construction loan facility with TFC Textron for the quarter share projects and a $29 million construction loan from Key Bank for the whole ownership hotel. The Company also has a $58 million term facility with BankBoston that can be used for these projects as well as general and operating expenditures. As of July 25, 1999 the Company had drawn outstanding $55.8 million on the Textron facility and $6.9 million on the Key Bank facility. The Company estimates that total costs to complete these projects will be approximately $129.3 million dollars, with available drawings of $125.8 million. The additional funds will be generated from the net proceeds of the sale of existing inventory.

         On July 22, 1998, the Company entered into an agreement with Marriott Ownership Resorts, Inc. ("Marriott") for the future sale of land parcels at the

Company's Killington, Sunday River, The Canyons, Steamboat and Heavenly resorts (the "Marriott Agreement"). Under the Marriott Agreement, Marriott has the right to develop luxury vacation ownership properties at each of the five aforementioned properties. In accordance with the Marriott Agreement, the Company has granted to Marriott certain development and marketing rights at the related resorts. In return, in the event that Marriott elects to develop properties at the resorts, the Company will receive proceeds for the sale of the land parcels and will receive a percentage of the Marriott sales of the luxury vacation ownership properties. The Company has received a cash deposit of $1.6 million from Marriott relating to the future land sales, and because none of the parcels have yet to be sold, the deposit is recorded as deposits and deferred revenue in the accompanying consolidated balance sheet at July 25, 1999.

         The Killington resort has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP. In addition, the Company recently received notification that its Heavenly resort is expected to be designated as a PRP at a Superfund site in Patterson, CA. The Company has yet to be officially designated with respect to this site. The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company or results of operations or cash flows.

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

13.     Stock Option Plan

          Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the "Plan"), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 5,688,699 shares of the Company's common stock by officers, management employees of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Options Committee. The Options Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Options Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee. The status of the Company's stock option plan is summarized below:

                                                                 Weighted
                                                                 Average
                                                 Number          Exercise
                                                of Shares           Price
                ------------------------------------------------------------
               Outstanding at July 27, 1997     ----                ----
               Granted                          2,716,057          $14.01
               Exercised                          (20,000)           2.00
                ------------------------------------------------------------
               Outstanding at July 26, 1998     2,696,057          $14.10
               Granted                          1,196,000            7.17
               Exercised                          (1,221)            2.00
                ------------------------------------------------------------
               Outstanding at July 25, 1999     3,890,836          $11.97
                ------------------------------------------------------------

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.7 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The remainder of these options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and will vest ratably to 100% over the following four years. For fiscal 1998 and fiscal 1999, the Company recognized $500,000 and $773,000, respectively, of stock compensation expense relating to these options. The total stock compensation charge, including the tax bonus, of $14.3 million recorded in fiscal 1998 is reflected as Stock compensation charge, while the $773,000 recorded in fiscal 1999 is reflected as Marketing, general and administrative costs in the accompanying consolidated statement of operations. The liability for the fixed tax bonus to be paid to the optionees has been reduced to reflect $200,000 in tax bonus payments made in fiscal 1999 in connection with options exercised. The remaining $5.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet at July 25, 1999. All other stock options granted in fiscal 1998 and fiscal 1999 had an exercise price equal to the fair market value of the common stock on the date of the grant in accordance with the Plan.

         The following table summarizes information about the stock options outstanding under the Stock Plan at July 25, 1999:

                                           Weighted
                                            Average
                                          Remaining     Weighted                 Weighted
              Range of                  Contractual      Average                  Average
              Exercise    Outstanding      Life (in     Exercise Exercisable     Exercise
              Prices        @ 7/25/99        years)        Price   @ 7/25/99        Price
              ----------------------------------------------------------------------------
               $2 - $5        653,289           8.0        $2.01     557,001        $2.01
                6 - 10      1,193,500           9.0         7.18      145,000        7.16
               11 - 15         22,500           8.0        14.19       22,500       14.19
               16 - 18      2,021,547           8.0        18.00    2,021,547       18.00
              ----------------------------------------------------------------------------
               $2 - $18     3,890,836           8.3       $11.97    2,746,048      $14.15
              ----------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted at or above fair market value. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's stock option plan, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (dollar amounts in thousands):

              Fiscal Years Ended                               July 26, 1998        July 25, 1999
              ---------------------------------------------------------------------------------
              Net Loss
                   As reported                              $  (12,294)            $  (32,322)
                   Pro forma                                   (27,562)               (32,691)
              Basic and fully diluted net
              loss per common share
                   As reported                                   (0.48)                 (1.07)
                   Pro forma                                     (1.07)                 (1.08)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

             Fiscal Years Ended                               July 26, 1998        July 25, 1999
             ---------------------------------------------------------------------------------
             Expected life                                   10 yrs                10 yrs
             Risk-free interest rate                          5.6%                  6.0%
             Volatility                                      47.1%                  68.4%
             Dividend yield                                    ---                   ---

         The weighted average grant date fair value for the options granted in Fiscal 1999 with an exercise price of $4.00 to $8.75 per share was $5.71 per share. The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $2.00 per share was $16.92. The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $14.19 to $18.00 per share was $11.92.


14.      Capital Stock

          The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights and preferences of holders of Class A Common Sock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock will elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock will elect a class of directors that constitutes one-third of the Board of Directors. Each share of Class A Common Stock will be convertible into one share of Common Stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of the Principal Shareholder and (iii) automatically if, at any time, the number of shares of Class A Common Stock outstanding represents less than 20% of outstanding shares of Common Stock and Class A Common Stock. The Principal Shareholder holds 100% of the Class A Common Stock, representing approximately 51% of the combined voting power of all outstanding shares of Common Stock and Class A Common Stock. (See Note 17 - Subsequent Events).


15.      Business Segment Information

          The Company currently operates in two business segments, Resorts and Real Estate. Data by segment is as follows:


                                                   July 27, 1997       July 26, 1998       July 25, 1999
                                                   --------------      --------------      ---------------
      Net revenues:
         Resorts                                      $  163,310          $  277,574           $  292,558
         Real estate                                      10,721              60,992               24,492
                                                   --------------      --------------      ---------------
                                                      $  174,031          $  338,566           $  317,050
                                                   ==============      ==============      ===============

      Income from operations:
         Resorts                                      $   19,666          $   40,811           $   15,169
         Real estate                                       1,771              17,438              (1,532)
         Corporate                                       (7,052)            (26,760)             (17,262)
                                                   --------------      --------------      ---------------
                                                      $   14,385          $   31,489          $   (3,625)
                                                   ==============      ==============      ===============

      Depreciation and amortization:
         Resorts                                      $   16,934          $   35,579           $   39,455
         Real estate                                           -                 385                  976
         Corporate                                         1,359               2,001                3,771
                                                   --------------      --------------      ---------------
                                                      $   18,293          $   37,965           $   44,202
                                                   ==============      ==============      ===============
      Capital expenditures:
         Resorts                                      $   31,091           $  92,998           $   52,465
         Real estate                                      30,926              93,255              153,106
                                                   --------------      --------------      ---------------
                                                      $   62,017          $  186,253           $  205,571
                                                   ==============      ==============      ===============
      Identifiable assets:
         Resorts                                                          $  613,922           $  599,173
         Real estate                                                         120,957              248,412
         Corporate                                                           44,607                55,644
                                                                       --------------      ---------------
                                                                          $  779,486           $  903,229
                                                                       ==============      ===============


16.      Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information (amounts in thousands, except per share amounts):

                                                           First        Second        Third        Fourth
                                                          Quarter      Quarter       Quarter      Quarter
                                                        -----------  ------------  -----------   ----------
Year ended July 25, 1999:

Net sales                                                  $24,796      $109,505     $164,641      $18,108
Income (loss) from operations                             (20,852)       (4,543)       47,264     (25,494)
Income (loss) before preferred stock dividends            (19,209)       (9,700)       22,333     (21,374)
Net income (loss) available to common shareholders        (20,268)      (10,779)       21,237     (22,512)

Basic income (loss) per share:
Net income (loss) available to common shareholders        $ (0.67)     $  (0.36)     $   0.70     $ (0.74)
Weighted average shares outstanding                         30,286        30,287       30,287       30,287

Fully diluted income (loss) per share:
Net income (loss) available to common shareholders        $ (0.67)     $  (0.36)     $   0.69     $ (0.74)
Weighted average shares outstanding                         30,286        30,287       30,630       30,287

Year ended July 26, 1998:

Net sales                                                  $14,426      $114,171     $185,158      $24,811
Income (loss) from operations                             (26,717)        17,218       61,225     (20,237)
Extraordinary loss, net of income tax benefit                    -         5,081            -            -
Income (loss) before preferred stock dividends            (20,995)         (126)       32,781     (18,608)
Net income (loss) available to common shareholders        (23,426)         (866)       31,690     (19,692)

Basic income (loss) per share:
Income (loss) before extraordinary items                  $ (1.59)      $   0.15     $   1.05     $ (0.65)
Extraordinary loss                                               -        (0.18)            -            -
Net income (loss) available to common shareholders        $ (1.59)     $  (0.03)     $   1.05     $ (0.65)
Weighted average shares outstanding                         14,761        27,913       30,266       30,271

Fully diluted income (loss) per share:
Income (loss) before extraordinary items                  $ (1.59)      $   0.15     $   1.03     $ (0.65)
Extraordinary loss                                               -        (0.18)            -            -
Net income (loss) available to common shareholders        $ (1.59)     $  (0.03)     $   1.03     $ (0.65)
Weighted average shares outstanding                         14,761        28,424       30,840       30,271


17.      Subsequent Events

Issuance of Preferred Stock

      Pursuant to a Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million. After using a portion of the proceeds from the Series B Preferred Stock sale to (1) pay $5.4 million to the Principal Shareholder for the purchase of certain strategic assets and the repayment of a demand note issued by a subsidiary of the Company, (2) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale and related transactions, the Company used the remaining proceeds to reduce indebtedness under its Senior Credit Facility, approximately $30 million of which will be reborrowed and invested in its principal real estate development subsidiary.

      The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 48.5% of the Company's outstanding common stock and Class A common stock as of August 9, 1999. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and the Principal Shareholder have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and the Principal Shareholder may elect up to eight of the 11 members of the Company's Board.

      Dividends on the Series B Preferred Stock are payable at the rate of 8.5% per year. For the first five years, the Company may accrete and compound dividends payable to the liquidation price instead of paying cash dividends, in which case the dividend rate will increase to 9.5% after January 31, 2001, and to 10.5% after January 31, 2002. The Series B Agreement requires dividends to be paid in cash after July 31, 2004, at which time the dividend rate will revert back to 8.5%. If the Company elects to accrue dividends on the Series B Preferred Stock to the liquidation price for the first five years, and thereafter pay all dividends in cash when due, the Series B Preferred Stock would be convertible into 60.4% of the Company's common stock after the fifth anniversary of its issuance.

         The following pro forma financial information of the Company gives effect to the Series B Preferred Stock sale as if the transaction had occurred on July 27, 1998, with dividends on the Series B Preferred Stock accrued at an effective rate of 9.7%, assuming that the Company will elect to accrue dividends for the first five years:


                                                Year Ended
                                               July 25, 1999       Transaction         Pro Forma
                                                The Company        Adjustments        As Adjusted
                                              ----------------    --------------     --------------
                                               (in thousands of dollars except per share amounts)

    Depreciation and amortization                $     44,202              $529        $    44,731
                                              ----------------    --------------     --------------
    Loss from operations                              (3,625)             (529)            (4,154)
    Interest expense                                   39,382          (10,915)             28,467
    Provision for (benefit from) income
     taxes                                           (15,057)             4,050           (11,007)
                                              ----------------    --------------     --------------

    Income (loss) before accretion of
     discount and dividends accrued on preferred
     stock                                           (27,950)             6,335           (21,615)

    Accretion of discount and dividends
     accrued on mandatorily redeemable preferred
     stock                                              4,372            16,386             20,758
                                              ----------------    --------------     --------------
    Net loss available to common
     shareholders                               $    (32,322)      $   (10,051)       $   (42,373)
                                              ================    ==============     ==============
    Basic and diluted earnings per share:
     Net loss available to common
     shareholders                               $     (1.07)                          $    (1.40)
                                              ================                       ==============

         These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated.

      As part of the Series B Agreement, the Company also agreed to move its state of incorporation from Maine to Delaware by merging the Company into a wholly owned Delaware subsidiary and amending its articles of incorporation (the "Delaware Reincorporation"). Under the Delaware Reincorporation, which took place on October 12, 1999, the Company was merged into a newly formed Delaware subsidiary (ASC Delaware) that survived the merger and that has a capital structure identical to the Company's prior to the merger. In connection with the merger, the certificate of incorporation of the new company provides that all members of the new company's board of directors be elected annually in contrast to the Company's previous election process in which approximately one-third of the Board of Directors was elected for three year terms every three years.

      On October 7, 1999, a special meeting of stockholders  was held to vote on
(1) the approval of the issuance of 46,124,575 shares of the Company's common stock, which would be issued upon conversion of the Series B Preferred Stock if the Company elects to accrete dividends rather than pay them in cash for the first five years, and (2) the approval of the Delaware Reincorporation. Both of these proposals were approved by a majority of the shareholders at the special meeting.

Internal Revenue Code Section 382 Change of Control; Loss of Tax Benefits

      The Company anticipates that the issuance of the Series B Preferred Stock to Oak Hill will result in an "ownership change" for federal and state tax purposes. An ownership change will cause certain limitations to apply to the Company's and its subsidiaries' use of their net operating loss carryforward and other tax carryforward attributes (collectively, "tax attributes"). Determining the amount of such limitation requires a number of factual determinations and the application of recently issued, complex Internal Revenue Service Regulations. The Company is currently evaluating the change in control and effect this will have on the tax attributes. If all tax attributes are lost due to the change in control the Company will be required to write off approximately $50 million in the first quarter of fiscal 2000.

Related Transactions

      In connection with Series B Preferred Stock sale, the Company obtained consents (1) from lenders and creditors of the Company stating that the Series B Preferred Stock sale would not constitute a "change of control" under the relevant loan agreements, (2) from the holders of the 10.5% Senior Preferred Stock of the Company approving the issuance of the Series B Preferred Stock and the terms of such stock and (3) from noteholders under the Indenture relating to the 12% Senior Subordinated Notes due 2006 of the Company's subsidiary, ASC East (the "Indenture"), approving the "rollup and restructuring" transaction (described below) and certain other amendments to the Indenture.

Rollup and Restructuring Transaction

       In order to comply with the conditions to closing the Series B Preferred Stock sale, certain amendments were made to the Indenture. One of the amendments permitted the consummation of a merger of two of the Company's wholly owned subsidiaries, ASC East and ASC West, with and into ASC. On July 20, 1999 ASC East issued a consent solicitation to the holders of the Notes, the purpose of which was to approve a merger of ASC with ASC East and ASC West. This merger was approved on August 1, 1999 and a payment of approximately $1.5 million was paid to the holders of the Notes. The Company, ASC East and ASC West were merged on October 6, 1999. In connection with the merger, ASC assumed all liabilities of ASC East and ASC West and became the primary obligor under certain credit facilities and under the Indenture. In addition, the then current subsidiaries of ASC and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture. As a result of the merger: (a) ASC East is no longer required to file annual reports and make other filings under the regulations of the Securities Exchange Act of 1934 ("Securities Act"); (b) the Company's capital structure has been simplified, which is expected to make it easier to raise capital in the future; and (c) the capital and assets of ASC East and its subsidiaries are available to satisfy the obligations of ASC West and its subsidiaries.

      As a result of the additional guarantee given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

      The Notes are fully and unconditionally guaranteed by the Company and all its subsidiaries with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company, Club Sugarbush, Inc., Walton Pond Apartments, Inc. and Deerfield Operating Company. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. Previous ASC East Securities Act filings included condensed consolidating financial information that listed separately the issuer (ASC East), the guarantor subsidiaries under the Notes, and the non-guarantor subsidiaries. Because the Notes are now guaranteed by subsidiaries formerly owned by ASC West in addition to the original ASC East guarantor subsidiaries, the non-guarantor subsidiaries subsequent to the merger are de minimis as compared to the Company, and as such, the condensed consolidating financial information relating to the guarantor subsidiaries of the Notes are not included in the footnotes to the financial statements of the Company. The total assets of the non-guarantor subsidiaries represented 0.5% of the total assets of the Company as of July 25, 1999. Pre-tax income of the non-guarantor subsidiaries represented 1.75% of total pre-tax income of the Company for the year ended July 25, 1999, and net income available to common shareholders of the non-guarantor subsidiaries represented 1.33% of total net income available to common shareholders of the Company for the year ended July 25, 1999.

Restructuring of Senior Credit Facility

      In connection with the Series B Preferred Stock sale, the Company entered into a Fourth Amendment to the Senior Credit Facility, dated August 6, 1999 ("the Amended Senior Credit Facility") to (1) change the definition of "change in control" so that it would not be triggered by the issuance of the Series B Preferred Stock; (2) allow the issuance of the Series B Preferred Stock; (3) allow the consummation of the rollup transaction described above; (4) allow the investment of approximately $30 million into the Company's principal real estate development subsidiary; (5) allow the purchase of certain assets from entities controlled by the Principal Shareholder; (6) allow the amendment of the Indenture described above; and (7) allow for $23.1 million in resort capital expenditures during fiscal year 2000 plus up to an additional $30 million for construction of a gondola at the Heavenly resort, which the Company currently plans to construct during fiscal years 2000 and 2001.

      Pursuant to the Fourth Amendment, the Senior Credit Facility was restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 million. The Amended Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Amended Senior Credit Facility matures on May 31 2004, and the term portion matures on May 31, 2006