Form 10-Q
period 1999-10-24
AMERICAN SKIING CO /ME
filed 1999-12-07
CIK 1043432

American Skiing Company and Subsidiaries



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED OCTOBER 24, 1999

                        --------------------------------
                         Commission File Number 1-13507
                        --------------------------------

                             American Skiing Company
             (Exact name of registrant as specified in its charter)

         Delaware                                         04-3373730
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 450
Bethel, Maine                                         04217
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

                                    Yes [X] No [  ]

         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,642,543 shares of common stock, $.01 par value, as of December 6, 1999.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations (unaudited)
          for the three months ended October 24, 1999 and October 25, 1998.....3

         Condensed Consolidated Balance Sheet
          as of October 24, 1999 (unaudited) and July 25, 1999.................4

         Condensed Consolidated  Statement of Cash Flows (unaudited) for the three months ended October 24, 1999 and October 25, 1998.............5

         Notes to (unaudited) Condensed Consolidated Financial Statements......6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         General...............................................................9

         Liquidity and Capital Resources......................................10

         Changes in Results of Operations.....................................17

         Changes in Financial Condition.......................................19

         Year 2000 Disclosure.................................................20

         Forward-Looking Statements...........................................22

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk...................................................22

Part II -Other Information

Item 2.  Changes in Securities................................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                 For the three months ended
                                              October 24, 1999  October 25, 1998
                                                          (unaudited)

Net revenues:
    Resort                                    $         20,806           $20,311
    Real estate                                          2,549             4,485
                                              ----------------   ---------------
Total net revenues                                      23,355            24,796

Operating expenses:
    Resort                                              29,015            28,074
    Real estate                                          3,284             4,040
    Marketing, general and administrative               10,753            10,826
    Depreciation and amortization                        3,202             2,708
                                              ----------------   ---------------
      Total operating expenses                          46,254            45,648
                                              ----------------   ---------------

Loss from operations                                  (22,899)          (20,852)
    Interest expense                                     7,966             8,930
                                              ----------------   ---------------

Loss before benefit from income taxes                 (30,865)          (29,782)
    Benefit from income taxes                          (9,052)          (10,573)
                                              ----------------   ---------------

Loss before extraordinary item and
Accounting change                                     (21,813)          (19,209)
    Extraordinary loss, net of tax
     benefit of $396                                       621                --
    Cumulative effect of change in
    accounting principle, net of tax
     benefit of $449                                       704                --
                                              -----------------  ---------------

Loss before preferred stock dividends                  (23,138)         (19,209)
    Accretion of discount and dividends accrued on
    mandatorily redeemable preferred stock                4,816            1,059
                                              -----------------  ---------------
Net loss available to common shareholders     $        (27,954)  $      (20,268)
                                              =================  ===============

Accumulated deficit, beginning of period      $        (32,311)  $            11

Net loss available to common shareholders              (27,954)         (20,268)
                                              -----------------  ---------------

Accumulated deficit, end of period            $        (60,265)  $      (20,257)
                                              =================  ===============

Basic and fully diluted loss per common share (note 5)
    Loss from continuing operations           $          (0.88)  $        (0.67)
    Extraordinary loss, net of taxes                     (0.02)               --
    Cumulative effect of change in accounting
    principle, net of taxes                              (0.02)               --
                                              -----------------  ---------------
    Net loss available to common shareholders $          (0.92)  $        (0.67)

                                              =================  ===============

    Weighted average common shares outstanding
    - basic and diluted                              30,286,773       30,285,552
                                              =================  ===============

                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                              October 24, 1999     July 25, 1999
                                                (unaudited)
Assets
Current assets
     Cash and cash equivalents                $          7,827    $        9,003
     Restricted cash                                     7,504             5,480
     Accounts receivable                                 8,573             6,474
     Inventory                                          11,977            10,837
     Prepaid expenses                                    6,638             5,309
     Deferred financing costs                            1,908             1,530
     Deferred income taxes                               4,273             4,273
                                              ----------------    --------------
        Total current assets                            48,700            42,906

Property and equipment, net                            526,506           529,154
Real estate developed for sale                         260,261           207,745
Goodwill                                                76,259            76,672
Intangible assets                                       22,676            22,987
Deferred financing costs                                 9,499             7,749
Long-term investments                                      670               669
Other assets                                            17,583            18,472
Restricted cash                                          1,585             1,148
                                              ----------------    --------------
        Total assets                          $        963,739    $      907,502
                                              =================   ==============

Liabilities, Mandatorily Redeemable Preferred
Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt        $         18,831    $       61,555
     Accounts payable and other current
      liabilities                                       82,962            77,951
     Deposits and deferred revenue                      38,396            19,710
     Demand note, Principal Shareholder                     --             1,830
                                              ----------------    --------------
         Total current liabilities                     140,189           161,046

Long-term debt, excluding current portion              286,615           313,844
Subordinated notes and debentures, excluding
 current portion                                       127,125           127,062
Other long-term liabilities                             13,466            13,461
Deposits and deferred revenue                            1,578             1,140
Deferred income taxes                                      162            10,062
Minority interest in subsidiary                            393               396
                                              ----------------    --------------
         Total liabilities                             569,528           627,011

Mandatorily  Redeemable 10 1/2% Preferred
  Stock, par value of $1,000 per share; 40,000
  shares authorized; 36,626 shares issued and
  outstanding; including cumulative dividends
  (redemption value of $45,012 and $43,836,
  respectively)                                         45,012            43,836
Mandatorily  Redeemable 8 1/2% Series B
  Preferred Stock, par value of $1,000 per
  share;  150,000  shares  authorized,  issued
  and  outstanding;   including cumulative
  dividends (redemption value of $153,310 and $0,
  respectively)                                        140,372                --

Shareholders' Equity
    Common stock, Class A, par value of $.01
      per share; 15,000,000 shares authorized;
      14,760,530 issued and outstanding                    148               148
    Common stock, par value of $.01 per share;
      100,000,000 shares authorized; 15,526,243
      issued and outstanding                               155               155
    Additional paid-in capital                         268,789           268,663
     Accumulated deficit                               60,265)          (32,311)
                                              ----------------    --------------
      Total shareholders' equity                       208,827           236,655
                                              ----------------    --------------
Total liabilities, mandatorily redeemable
   preferred stock and shareholders' equity   $        963,739    $      907,502
                                              ================    ==============

                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                                  For the three months ended
                                              October 24, 1999  October 25, 1998
                                                           (unaudited)
Cash flows from operating activities
Net loss                                      $       (23,138)    $     (19,209)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                       3,202             2,708
     Amortization of discount on debt                       88                68
     Deferred income taxes                             (9,897)          (10,573)
     Stock compensation charge                             126                --
     Extraordinary loss                                  1,017                --
     Cumulative effect of change in accounting
      principle                                          1,153                --
     Gain from sale of assets                          (1,402)                --
     Decrease (increase) in assets:
                  Restricted cash                      (2,461)             (118)
                  Accounts receivable                  (2,099)             1,211
                  Inventory                            (1,140)                57
                  Prepaid expenses                     (1,645)             (398)
                  Real estate developed for sale      (53,251)          (12,820)
                  Other assets                             785           (3,558)
     Increase (decrease) in liabilities:
                  Accounts payable and other current
                   liabilities                           5,011             6,451
                  Deposits and deferred revenue         19,124            16,889
                  Other long-term liabilities                5               463
                  Other, net                               (7)                --
                                              ----------------    --------------
Net cash used in operating activities                 (64,529)          (18,829)
                                              ----------------    --------------

Cash flows from investing activities
       Capital expenditures                            (6,496)          (20,017)
       Proceeds from sale of assets                      9,102                --
       Other, net                                           --                26
                                              ----------------    --------------
Net cash provided by (used in) investing
 activities                                              2,606          (19,991)
                                              ----------------    --------------

Cash flows from financing activities
       Net proceeds from issuance of
        mandatorily redeemable securities              136,732                --
       Borrowings (repayments) under Senior
        Credit Facility                              (106,186)             9,595
       Proceeds from long-term debt                        180             4,774
       Proceeds from non-recourse real estate
        debt                                            40,826            19,508
       Repayment of long-term debt                     (3,334)           (1,204)
       Repayment of non-recourse real estate
        debt                                           (2,032)                --
       Deferred financing costs                        (3,609)             (210)
       Repayment of demand note, Principal
        Shareholder                                    (1,830)                --
                                              ----------------    --------------
Net cash provided by financing activities               60,747            32,463
                                              ----------------    --------------

Net increase (decrease) in cash and cash
  equivalents                                          (1,176)           (6,357)
Cash and cash equivalents, beginning of period           9,003            15,370
                                              ----------------    --------------
Cash and cash equivalents, end of period      $          7,827    $        9,013
                                              ================    ==============


                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. General. American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company"). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 24, 1999 and the results of operations and the statement of cash flows for the three months ended October 24, 1999 and October 25, 1998. All adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in its Form 10-K, filed with the Securities and Exchange Commission on October 23, 1999.

         2. Accounting Change. In the first quarter of fiscal 2000, the Company changed its method of accounting for start-up costs in accordance with its adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). The change involved expensing all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. The initial adoption of SOP 98-5 resulted in the write-off of $1.2 million of start-up costs that had previously been capitalized as of July 25, 1999. The net effect of the write-off of $704,000 (which is net of income tax benefits of $449,000) has been expensed and reflected as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the three months ended October 24, 1999.

         3. Income Taxes. The benefit from income taxes on loss is based on a projected annual effective tax rate of 29.3%. The net deferred income tax asset includes the tax benefit of cumulative net operating losses and other tax attributes, net of the reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes. The effective rate includes a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Series B Preferred Stock Transaction described in footnote 8, the realization of the tax benefit of certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Series B Preferred Stock Transaction.

         4. Seasonal Business. Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business.

         5. Earnings (loss) per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per common share for the three months ending October 24, 1999 and October 25, 1998 were determined based on the following data:

                                                   Three Months Ended
                                          October 24, 1999      October 25, 1998
                                            (unaudited)           (unaudited)
                                          ----------------      ----------------
               Income (loss)
Loss before preferred stock dividends and
 accretion and extraordinary items        $       (21,813)      $       (19,209)
Accretion of discount and dividends
 accrued on mandatorily redeemable
 preferred stock                                     4,816                 1,059
                                          ----------------      ----------------
Loss before extraordinary items                   (26,629)              (20,268)
Extraordinary loss, net of taxes                       621                     -
Cumulative effect of change in
 accounting principle, net of taxes                    704                     -
                                          ----------------       ---------------
Net loss available to common shareholders $       (27,954)       $      (20,268)
                                          ================       ===============

                    Shares
Total weighted average shares outstanding
 (basic and diluted)                                30,287                30,286
                                          ================       ===============

         The Company currently has outstanding 186,626 shares of convertible preferred stock (represented by two separate classes) which are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 3,041,844 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of October 24, 1999. These shares are also excluded from the dilutive share calculation, as the impact of their inclusion would also be anti-dilutive.

         6. Reclassifications. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed with the Securities and Exchange Commission on October 23, 1999 have been reclassified to conform to the current period presentation.

         7.Long Term Debt. The Company established a senior credit facility on November 12, 1997. On October 7, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006. In conjunction with the restructuring of the Senior Credit Facility, the Company wrote-off a pro-rata portion of its existing deferred financing costs in the amount of $1.0 million, or $0.6 million net of income taxes, which is included in the accompanying Condensed Consolidated Statement of Operations as an extraordinary loss.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except its real estate development subsidiaries, which are not borrowers under the Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving facility is subject to an annual 30-day clean down requirement to an outstanding balance of not more than $35 million, which clean down period must include April 30 of each fiscal year.

        The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Restricted Subsidiaries' consolidated net income after April 25, 1999, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Restricted Subsidiaries' debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to 1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect to pay cash dividends on its common stock, 10.5% Senior Preferred Stock or Series B Senior Preferred Stock in the foreseeable future.

        The maximum availability under the revolving facility will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first four years with the remaining portion of the principal due in two substantially equal installments in years five and six. The Senior Credit Facility requires mandatory prepayment of the term facility and a mandatory reduction in the availability under the revolving facility of an amount equal to 50% of the Restricted Subsidiaries' excess cash flows during any period in which the ratio of the Restricted Subsidiaries' total senior debt to EBITDA exceeds
3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $74.8 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 2000 or fiscal 2001.

         The Senior Credit Facility also places a maximum level of non-real estate capital expenditures for fiscal 2000 of $23.1 million (exclusive of certain capital expenditures in connection with the sale of the Series B Preferred Stock). Following fiscal 2000, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years.

         8. Series B Preferred Stock Transaction. Pursuant to a Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million. The Company used approximately $129 million of the proceeds to reduce indebtedness under its Senior Credit Facility, approximately $30 million of which ultimately will be reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"), $9 million of which had been reborrowed and invested in Resort Properties as of October 24, 1999. The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million.

      The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 48.5% of the Company's outstanding common stock and Class A common stock as of August 9, 1999. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and Mr. Otten have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and Mr. Otten together elect eight of the 11 members of the Company's Board.

      Dividends on the Series B Preferred Stock are payable at the rate of 8.5% per year. For the first five years, the Company may accrete and compound dividends payable to the liquidation price instead of paying cash dividends, in which case the dividend rate will increase to 9.5% after January 31, 2001, and to 10.5% after January 31, 2002. The Series B Agreement requires dividends to be paid in cash after July 31, 2004. The dividend rate will revert back to 8.5% at the time the Company begins paying the dividend in cash. If the Company elects to accrue dividends on the Series B Preferred Stock to the liquidation price for the first five years, and thereafter pay all dividends in cash when due, the Series B Preferred Stock would be convertible into 60.4% of the Company's common stock after the fifth anniversary of its issuance. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

         The following is management's discussion and analysis of financial condition and results of operations for the three months ended October 24, 1999. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed with the Securities and Exchange Commission on October 23, 1999.

         The Oak Hill Transaction. On August 9, 1999, the Company consummated the sale of 150,000 shares of its Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill"). The Company realized gross proceeds of $150 million on the Series B Preferred Stock sale. The Company used $128.6 million of the proceeds to reduce indebtedness under its Senior Credit Facility (as described below), approximately $30 million of which ultimately will be reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"). As of November 22, 1999, $14 million has been reborrowed and invested in Resort Properties. The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million. As a result of these transactions, management believes that its current capital resources are sufficient both to fund operations at its resorts and to complete those real estate projects which are currently under construction. As more fully discussed below, the Company's ability to commence and complete new real estate development projects will be dependent upon the Company's ability to raise additional capital and Resort Properties' ability to obtain additional non-recourse financing.

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

         In connection with the Series B Preferred Stock sale, the Company simplified its capital structure by merging its two principal subsidiaries, ASC East and ASC West, with and into the Parent. In connection with the merger, the Parent assumed all liabilities of ASC East and ASC West and became the primary obligor under certain credit facilities and under the Indenture. In addition, the then current subsidiaries of the Parent and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture. As a result of the merger: (a) the Company's capital structure has been simplified, which is expected to make it easier to raise capital in the future and administer the operations of the Company; (b) the capital and assets of ASC East and its subsidiaries are available to satisfy the obligations of ASC West and its subsidiaries under the Company's Senior Credit Facility (described below); (c) the Parent and its subsidiaries are now subject to the covenants and other restrictions contained in the Indenture; and (d) ASC East is no longer required to file annual reports and make other filings under the regulations of the Securities Exchange Act of 1934.

         As a result of the additional guarantee given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding its fiscal 2000 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through (i) construction financing facilities established for major real estate development projects, (ii) the expected $30 million equity contribution made available from the proceeds of the Series B Preferred Stock sale and (iii) through a $58 million term loan facility established through Resort Properties (the "Resort Properties Term Facility"). These construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of October 24, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $300.6 million.

         Resort Liquidity. The Company established a senior credit facility on November 12, 1997. On October 7, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 million ($46.0 million of which was available for borrowings at November 22, 1999, which includes approximately $16 million the Company intends to transfer to Resort Properties in fiscal 2000) (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

         The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries), which are not borrowers under the Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving facility is subject to an annual 30-day clean down requirement to an outstanding balance of not more than $35 million, which clean down period must include April 30 of each fiscal year.

        The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Restricted Subsidiaries' consolidated net income after April 25, 1999, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Restricted Subsidiaries' debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to 1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect that it will be able to pay cash dividends on its common stock, 10.5% Senior Preferred Stock or Series B Senior Preferred Stock in the foreseeable future.

        The maximum availability under the revolving facility will reduce over the term of the Senior Credit Facility by certain prescribed amounts. The term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first four years with the remaining portion of the principal due in two substantially equal installments in years five and six. The Senior Credit Facility requires mandatory prepayment of the term facility and a mandatory reduction in the availability under the revolving facility of an amount equal to 50% of the Restricted Subsidiaries' excess cash flows during any period in which the ratio of the Restricted Subsidiaries' total senior debt to EBITDA exceeds
3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $74.8 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 2000 or fiscal 2001.

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

         The Senior Credit Facility also places a maximum level of non-real estate capital expenditures for fiscal 2000 of $23.1 million (exclusive of certain capital expenditures in connection with the sale of the Series B Preferred Stock). Following fiscal 2000, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years.

        The Company intends to use borrowings under the Senior Credit Facility for seasonal working capital needs, certain capital improvements and to build retail and other inventories prior to the start of the 1999-2000 ski season. The Company expects to maximize borrowings under the Senior Credit Facility sometime between November and December of 1999. During this period, the Company historically has had little, if any, borrowing availability under the Senior Credit Facility. However, as a result of the sale of the Series B Preferred Stock and the resulting paydown in the balance of the revolving portion of the Senior Credit Facility, in Fiscal 2000 management expects that the Company will have significant additional borrowing availability under the Senior Credit Facility during this period.

        The Company's liquidity is significantly affected by its high leverage. As a result of its leveraged position, the Company will have significant cash requirements to service interest and principal payments on its debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is limited, outside of the availability under the Senior Credit Facility. Furthermore, the Senior Credit Facility and the Indenture each contain significant restrictions on the ability of the Company and its subsidiaries to obtain additional sources of capital and may affect the Company's liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

        Late in fiscal 1999, the Company implemented a plan to sell certain non-strategic assets in order to improve cash flow due to the effect of adverse weather conditions many of the Company's resorts experienced in the second quarter of fiscal 1999. As a result of these sales, the Company realized proceeds of $6.8 million and $9.1 million in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively.

        On October 6, 1999, the Parent merged with two of its subsidiaries, ASC East, Inc. and ASC West, Inc. In connection with this merger, the Parent assumed the obligations of ASC East, Inc. under the Indenture, and each of the material subsidiaries of ASC West, Inc. granted guarantees to secure the obligations of the Parent under the Indenture. Each of the material subsidiaries of ASC East, Inc. had previously granted guarantees to secure the obligations under the Indenture. By assuming the obligations of ASC East under the Indenture, the Company removed a significant impediment to the free flow of cash among its subsidiaries and allowed for the consolidation of the Senior Credit Facility. The assumption also subjects the Parent and its subsidiaries, ASC Utah and the subsidiaries of ASC West, Inc. to the restrictions on dividends, indebtedness, and other covenants contained in the Indenture. Management believes that the simplified capital structure, which resulted from the merger and the assumption of the Indenture obligations, will benefit the Company as it pursues additional financing or other capital sources.

        Under the Indenture, the Company is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

         Real Estate Liquidity: Funding of working capital for Resort Properties and its fiscal 2000 real estate development program is provided through (i) a $30 million equity contribution from the proceeds of the Series B Preferred Stock sale and (ii) a term loan facility between BankBoston and Resort Properties in the maximum principal amount of $58 million (the "Resort Properties Term Facility").

         The Resort Properties Term Facility bears interest at a variable rate equal to BankBoston's base rate plus 8.25%, or a current rate of 16.5% per annum (payable monthly in arrears), and matures on June 30, 2001. As of November 22, 1999, $52.8 million was outstanding under the Resort Properties Term Facility. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of October 24, 1999, the book value of the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying consolidated balance sheet, was approximately $300.6 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with BankBoston (the "Syndication Letter") pursuant to which BankBoston agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility. However, no alteration of the terms of the facility may occur without the consent of Resort Properties. Although Resort Properties expects the terms of the Resort Properties Term Facility to remain substantially similar to those discussed above, one or more of such terms could be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. As of November 22, 1999, BankBoston was actively engaged in syndicating the Resort Properties Term Facility. The Syndication Letter also provides that, in the event that BankBoston is unable to syndicate at least $33 million of the Resort Properties Term Facility, then BankBoston may at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties. If the syndication is unsuccessful and BankBoston were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

         The Company runs substantially all of its real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. In its fourth fiscal quarter of 1998, the Company commenced construction on three new hotel projects (two at The Canyons in Utah and one at Steamboat in Colorado). Two of these new hotel projects are Grand Summit Hotels that are being constructed by GSRP. The Grand Summit Hotels at The Canyons and Steamboat are being financed through a $110 million construction loan facility among GSRP and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998 (the "Textron Facility").

         As of November 22, 1999, the amount outstanding under the Textron Facility was $97.2 million. The Textron Facility matures on September 24, 2002 and bears interest at the rate of prime plus 2.5% per annum. The principal of the Textron Facility is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 50% and 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, $201.9 million as of October 24, 1999, which comprise substantial assets of the Company). The Grand Summit Hotel at The Canyons is expected to be opened during the Company's current fiscal quarter. Approximately 54% of the units in this hotel have been pre-sold and 80% of the proceeds of those sales will be applied to pay down the Textron Facility. These amounts will subsequently be available for reborrowing (up to the maximum outstanding amount of $110 million) and used for the completion of the Grand Summit Hotel at Steamboat.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, is being financed through (i) a construction loan facility between Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility") and (ii) an $8 million intercompany loan from Resort Properties. The Key Facility has a maximum principal amount of $29 million, bears interest at a rate of prime plus 1/4% per annum (payable monthly in arrears), and matures on June 30, 2000. The Company had $17.2 million in advances outstanding under the Key Facility as of November 22, 1999. The Sundial Lodge is expected to begin opening during the Company's current fiscal quarter. This project is fully sold out and sales proceeds will be applied to repay the Key Facility in full. Management expects the full repayment to occur in the Company's second or third fiscal quarter, dependent on the timing of all of the unit closings. The Key Facility is collateralized by a mortgage and security interest in the Sundial Lodge project, a $5.8 million payment guaranty of Resort Properties, and a full completion guaranty of Resort Properties. The Key Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Resort Properties and its subsidiaries). As of October 24, 1999, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $300.6 million.

         The Company's fiscal 2000 business plan anticipates the commencement of several real estate projects in the Spring of 2000, including a Grand Summit Hotel at Heavenly, a condominium hotel at The Canyons and townhomes at The Canyons. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as market demand as evidenced by project pre-sales, the Company's cash flow requirements and availability of external capital.

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

         The Company's largest long-term capital needs relate to: (i) certain resort capital expenditure projects (including the Heavenly gondola for approximately $25-30 million), (ii) the Company's real estate development program, and (iii) repayment of the Company's Mandatorily Redeemable 10.5% Preferred Stock (discussed below). For the next two fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skiervisits, revenues and profitability will require continued capital investment in on-mountain improvements.

         The Company's practice is to finance on-mountain capital improvements through resort cash flow and its Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the Senior Credit
Facility. The Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2001 and beyond at the lesser of (i) $35 million or (ii) the total of (a) the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital improvements for the near future.

         The Company's business plan anticipates the development of both Grand Summit hotels and condominium hotels at several resorts, as well as resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. Substantially all of the Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness, which, in some cases, constitutes a significant portion of the assets of the Company. As of October 24, 1999, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, totaled approximately $300.6 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility, the Textron Facility and the Key Facility.

         The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to the Company and its resort operating subsidiaries. Although this financing is expected to be non-recourse to the Company and its resort subsidiaries, it will likely be collateralized by existing and future real estate projects of the Company that may constitute significant assets of the Company. Required equity contributions for these projects must be generated before those projects can be undertaken, and the projects are subject to mandatory pre-sale requirements under the Resort
Properties Term Facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and potential sales of equity or debt interests in Resort Properties and/or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available on satisfactory terms. The Company will be required to establish both equity sources and construction facilities or other financing arrangements for these projects before undertaking each development.

         The Company issued $17.5 million of convertible preferred stock and $17.5 million of convertible notes in July 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Preferred Stock of the Company. The Mandatorily Redeemable 10 1/2% Preferred Stock is exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the Mandatorily Redeemable 10 1/2% Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus dividends in arrears. So long as the Mandatorily Redeemable 10 1/2% Preferred Stock remains outstanding, the Company may not pay any cash dividends on its common stock or Series B Preferred Stock unless accrued and unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock have been paid in cash on the most recent due date. Because the Company has been accruing unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock, the Company is not presently able to pay cash dividends on its common stock or Series B Preferred Stock and management does not expect that the Company will have this ability in the near future.

                        Changes in Results of Operations

     First Quarter of Fiscal 2000 compared to First Quarter of Fiscal 1999.

         Net loss available to shareholders was $28.0 million, or $0.92 per share, for the first quarter of fiscal 2000 compared to $20.3 million, or $0.67 per share, for the first quarter of fiscal 1999, representing an increase of $7.7 million, or 37.9%. The increase in the net loss is mainly the result of (i) an increase in preferred stock dividends, slightly offset by a decrease in interest expense, (ii) the write-off of certain deferred tax assets, (iii) an increase in net operating losses from resort and real estate activities, (iv) an extraordinary loss resulting from the restructuring of the Company's senior credit facility, and (v) the cumulative effective of a change in accounting principle relating to start-up costs at certain of the Company's resorts and hotels. The net loss before extraordinary items and the cumulative effect of an accounting change was $21.8 million, or $0.72 per share, for the first quarter of fiscal 2000 compared to $19.2 million, or $0.67 per share, in the first quarter of fiscal 1999, representing an increase of $2.6 million, or 13.5%.

         Loss from  operations  increased  $2.0  million,  or 9.6%,  from  $20.9 million in the first quarter of fiscal 1999 to $22.9 million in the first quarter of fiscal 2000. The majority of this increase is attributable to a net loss from real estate operations in fiscal 2000 of $0.7 million (real estate revenues of $2.6 million less real estate expenses of $3.3 million) compared to a net gain in fiscal 1999 of $0.4 million (real estate revenues of $4.5 million less real estate expenses of $4.1 million). A decrease in sales of quartershare units at the Company's existing Grand Summit Hotels at its eastern resorts accounts for $0.4 million of this decrease, and expenses related to the construction of these existing hotels accounts for an additional $0.4 million of the decrease. Sales of these units has decreased in the first fiscal quarter of 2000 when compared to the prior year, however, the overall sell-out of these projects remains strong as both the Jordan Grand at Sunday River and the Grand Summit at Killington are now over 70% sold-out, with the Grand Summits at Attitash Bear Peak and Mount Snow over 50% sold-out. Also contributing to the loss in real estate operations in the first quarter of fiscal 2000 was approximately $1.3 million in general and administrative expenses related to the on-going operations of the Company's real estate subsidiaries and its real estate development activities. The amount of general and administrative expenses is consistent with the amount recognized in the first quarter of fiscal 1999.

         The net loss from resort operations (resort revenues less resort expenses and marketing general and administrative expenses) increased $0.4 million from $18.6 million in the first quarter of fiscal 1999 to $19.0 million in the first quarter of fiscal 2000. An increase in resort revenues of $0.5 million includes $1.6 million in net gains from the sale of non-strategic assets in the first quarter of fiscal 2000. Excluding the net gains from the sale of assets, resort revenues decreased in the first quarter of fiscal 2000 by $1.1 million when compared to fiscal 1999. This decrease is mainly attributable to
(i) lower golf and summer  revenues due to reduced  summer  marketing  programs,
(ii) lower retail revenues due to aggressive pricing to liquidate inventory, and
(iii) the loss of rental income from commercial space that the Company sold during the third and fourth quarters of fiscal 1999. These decreases were slightly offset by increases in food and beverage and lodging revenues mainly as a result of improved hotel operations. Resort operating expenses increased by $0.9 million in the first quarter of fiscal 2000 when compared to fiscal 1999, due mainly to increased maintenance costs, food and beverage and lodging costs, and retail costs of goods sold.

         Also contributing to the increase in the loss from operations was a $0.5 million increase in depreciation and amortization in the first quarter of fiscal 2000 compared to the same quarter in fiscal 1999. This increase was due mainly to amortization of (i) additional deferred financing costs incurred to restructure the Company's senior credit facility and (ii) the consent payment made to holders of the Company's Senior Subordinated Notes in connection with the merger of ASC East into the Parent.

         Interest expense decreased $0.9 million, or 10.1%, from $8.9 million in the first quarter of fiscal 1999 to $8.0 million in the first quarter of fiscal 2000. This decrease is primarily attributable to the approximately $120 million reduction in the Company's senior credit facility from the proceeds of the Series B Preferred Stock sale offset slightly by an increase in interest expense related to the Company's non-recourse real estate debt.

         Benefit from income taxes decreased by $1.5 million, or 14.2%, from $10.6 million (an effective rate of 35.5%) in the first quarter of fiscal 1999 to $9.1 million (an effective rate of 29.3%) in the first quarter of fiscal 2000. The decrease in the effective rate is due primarily to a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Oak Hill Transaction (see above), the realization of the tax benefit of certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Oak Hill Transaction.

         Extraordinary loss of $0.6 million (net of $0.4 million tax benefits) in the first quarter of fiscal 2000 results from the pro-rata write-off of certain existing deferred financing costs related to the Company's senior credit facility. This write-off was due to the restructuring of the credit facility in connection with the permanent reduction in the availability of the revolving portion and the pay down of the term portion of the facility from the proceeds of the Series B Preferred Stock sale.

         Cumulative effect of a change in accounting principle of $0.7 million (net of $0.4 million tax benefit) in the first quarter of fiscal 2000 results from the write-off of certain capitalized start-up costs relating to the Company's hotel and retail operations and the opening of the Canyons resort in fiscal 1998. The accounting change was due to the Company's adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. Initial adoption of this SOP should be reported as a cumulative effective of a change in accounting principles. Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications

         Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $3.7 million from $1.1 million for the three months ended October 25, 1998 to $4.8 million for the three months ended October 24, 1999. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of 8 1/2% Series B Preferred Stock issued to Oak Hill Capital Partners, LP in the first quarter of fiscal 2000.

                         Changes in Financial Condition

          First Quarter of Fiscal 2000 Compared to Fiscal Year End 1999

         Cash and cash equivalents decreased $1.2 million, or 13.3%, from a balance of $9.0 million at July 25, 1999 to a balance of $7.8 million at October 24, 1999. The decrease is primarily attributable to the Company's seasonal working capital needs.

         Restricted cash increased $2.0 million, 36.4%, from a balance of $5.5 million at July 25, 1999 to a balance of $7.5 million at October 24, 1999. The increase is primarily due to cash deposits received on pre-sales of units at the western resort real estate projects currently in the pre-sales phase.

         Accounts receivable increased $2.1 million, or 32.3%, from a balance of $6.5 million at July 25, 1999 to a balance of $8.6 million at October 24, 1999. The increase is primarily attributable to an increase in receivables associated with seasonal advance hotel bookings.

         Prepaid expenses increased $1.2 million, or 24.5%, from a balance of $5.3 million at July 25, 1999 to a balance of $6.6 million at October 24, 1999. The increase is mainly attributable to sales commissions on pre-sold real estate units at the Company's western resorts.

         Property, plant and equipment, net decreased $2.7 million, from a balance of $529.2 million at July 25, 1999 to a balance of $526.5 million at October 24, 1999. The decrease is attributable to (i) the sale of certain non-strategic assets, which had a total net book value of $7.3 million upon disposition, and (ii) a reduced level of capital expenditures during the 2000 fiscal year, which did not keep pace with depreciation expense.

         Real estate developed for resale increased $52.6 million, or 25.3%, from a balance of $207.7 million at July 25, 1999 to a balance of $260.3 million at October 24, 1999. The increase is primarily attributable to the development of the Sundial Lodge project at The Canyons and Grand Summit Resort Hotel projects at The Canyons and Steamboat, slightly offset by sales of the eastern Grand Summit Hotel inventory.

         Other assets decreased $0.9 million, or 4.9%, from a balance of $18.5 million at July 25, 1999 to a balance of $17.6 million at April 25 1999. The decrease is primarily attributable to the redemption of a note receivable.

         Current portion of long-term debt decreased $42.8 million, or 69.4% from a balance of $61.6 million at July 25, 1999 to a balance of $18.8 million at October 24, 1999. The decrease is primarily attributable to the net pay down of the Company's Senior Credit Facility from the proceeds of the Series B Preferred Stock sale.

         Accounts payable and other current liabilities increased $5.0 million, or 6.4%, from a balance of $78.0 million at July 25, 1999 to a balance of $83.0 million at October 24, 1999. The increase is attributable to the construction projects at the Company's real estate subsidiaries and an increase in accrued interest due to the timing of payments on capital leases for ski-related equipment.

         Deposits and deferred revenue increased $18.7 million, or 94.9%, from a balance of $19.7 million at July 25, 1999 to a balance of $38.4 million at April 26, 1999. The change is attributable to i) an increase of $15.2 million relating to deferred revenue associated with the Company's season pass sales and prepaid ticket programs, ii) an increase of $4.5 million relating to deposits received on lodging at all of the Company's resorts.

         Long-term debt, excluding current portion decreased $27.2 million, or 8.7%, from a balance of $313.8 million at July 25, 1999 to a balance of $286.6 million at October 24, 1999. The increase is attributable to the net pay down of the Company's Senior Credit Facility from the proceeds of its Series B Preferred Stock sale.

         Mandatorily redeemable 10 1/2% preferred stock increased $1.2 million, or 2.7%, from a balance of $43.8 million at July 25, 1999 to a balance of $45.0 million at October 24, 1999. The increase is attributable to the accretion and accrual of the dividends payable for the period.

         Mandatorily redeemable 8 1/2% series B preferred stock increased $140.4 million due to the issuance of 150,000 shares of mandatorily redeemable preferred stock to Oakhill Capital Partners, LP during the first quarter of fiscal 2000.

         Accumulated deficit increased $28.0 million from a deficit of $32.3 million at July 25,1999 to $60.3 million at October 24, 1999. The increase is attributable to the Company's net loss for the period.


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

The Company has developed a Year 2000 task force with representation throughout the organization. The task force has developed a comprehensive strategy to systematically evaluate and update systems as appropriate. In some cases, no system changes are necessary or the changes have already been made. In all other cases, modifications are planned to prepare the Company's systems to be Year 2000 compliant by December 15, 1999. The disclosure below addresses the Company's Year 2000 Project.

     Company's state of readiness. The Year 2000 Project is divided into three initiatives: (i) Information Technology ("IT") Systems, (ii) Non-IT Systems and
(iii) related third party providers. The Company has identified the following phases with actual or estimated dates of completion: 1) identify an inventory of systems, (completed April 30, 1999), 2) gather certificates and warranties from providers, (completed April 30, 1999), 3) determine required actions and budgets, (completed April 30, 1999), 4) perform remediation and tests (completed November 1, 1999) and 5) designing contingency and business continuation plans for each Company location (plans are complete and implementation is underway. Implementation is scheduled to be complete by December 15, 1999).

The following is a summary of the different phases and progress to date for each initiative identified above:

IT Systems: The Company has continuously updated or replaced older technology with more current technology. As the Company has acquired ski resorts, it updated certain technology at these resorts. The Company's main IT systems include an enterprise-wide client server financial system, an enterprise-wide client server ticketing and direct to lift system, a mid-range enterprise-wide payroll system, various point of sale and property management systems, upgraded personal computers, wide area networking and local area networking. Phases 1 through 3 are complete. During phase 1 and 2, the Company determined that its Sugarloaf and Sugarbush resorts had not yet converted to Year 2000 compliant lodging systems. The Company has subsequently converted these two resorts to Year 2000 compliant systems. The Company has developed contingency and business contingency plans for its crucial IT systems and expects to have these implemented at each Company location by December 15, 1999.

Non-IT  Systems:  Internal  non-IT  systems  are  comprised  of faxes,  copiers,
printers,   postal  systems,   security  systems,   ski  lifts,   elevators  and
telecommunication systems. Phases 1 through 5 are complete for all systems.

Related  third party  providers:  The Company has  identified  its major related
third  party  providers  as  certain  utility   providers,   employee   benefits
administrators and supply vendors. Phases 1 through 5 are complete.

     Actual and anticipated costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $275,000, substantially all of which had been expended as of November 22, 1999. This estimate includes Information System conversions for Year 2000 compliant lodging systems at Sugarloaf and Sugarbush. The Company had planned to update these systems regardless of Year 2000 issues to standardize systems within the Company's resorts. The anticipated costs related to non-IT systems are deemed by management to be immaterial.

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



                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

             There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 23, 1999.

                           Part II - Other Information

                                     Item 2
                              Changes in Securities

         On August 9, 1999, the Company issued to Oak Hill Capital Partners, L.P. and other Oak Hill entities, all of which are institutional investors, a total of 150,000 shares of 8.5% Series B Convertible Participating Preferred Stock, par value $.01 per share, for $150 million. The Series B Preferred Stock was sold pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. In connection with the Series B Preferred Stock sale, fees were paid to the Company's investment advisors Donaldson, Lufkin & Jenrette Securities Corporation ($2.4 million), ING Barings LLC ($2.4 million) and Main Street Advisors ($1.6 million), as well as to Oak Hill Investments, Inc. ($4.6 million). The Company also paid approximately $2 million in legal and other professional fees in conjunction with the Series B Preferred Stock sale.

         The Series B Preferred Stock is convertible into shares of the Company's common stock ("Conversion Stock") at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to anti-dilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into common stock of the Company at the initial (and current) conversion price, Oak Hill would own approximately 48.5% of the Company's outstanding common stock and Class A common stock as of August 9, 1999.



                                     Item 4
               Submission of Matters to a Vote of Security Holders

         On October 7, 1999, the Company held a Special Meeting of its shareholders to approve:

o the reincorporation of the Company in the State of Delaware, and
o the issuance of up to 46,124,575 shares of common stock upon the conversion of the Company's Series B Preferred Stock.

         The results of the Special Meeting were as follows:


                            Delaware Reincorporation:

                       Voting For  Voting Against  Abstaining   Broker Non-Votes
Common Stock           5,089,822    3,216,624       30,279              0
Class A Common Stock  14,760,530        0              0                0
10.5% Preferred Stock  36,626(1)        0              0                0
                      ----------    ------------   ----------   ----------------
Total All Classes  22,413,851(1)    3,216,624       30,279              0



                 Issuance of 46,124,575 shares of Common Stock:

                        Voting For  Voting Against  Abstaining  Broker Non-Votes
Common Stock            7,997,698     300,623        38,404             0
Class A Common Stock   14,760,530        0              0               0
10.5% Preferred Stock   36,626(1)        0              0               0
                       ------------ -------------- ------------ ----------------
Total All Classes   25,321,727(1)     300,623        38,404             0

(1) The 10.5% Preferred Stock votes together with Common Stock on an "as-if-converted" basis. The 36,626 shares of 10.5% Preferred Stock, together with accrued and unpaid dividends, have a voting right equal to 2,563,499 shares of Common Stock. The results set forth in the "Total All Classes" rows are calculated using this as-if-converted number.


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's first fiscal quarter of 2000.

Exhibit No.       Description

1. Master Disposition and Development Agreement by and between South Tahoe Redevelopment Agency, The City of South Lake Tahoe and American Skiing Company Resort Properties, Inc., Heavenly Resort Properties, LLC, Heavenly Valley Limited Partnership, Trans-Sierra Investments, Inc. and Cecil's Market, Inc. dated as of October 29, 1999.

2.        The Canyons  Resort  Village  Management  Agreement  dated as of
          November 15, 1999.

3. Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999


b) Reports on Form 8-K

The Company filed a report on Form 8-K on October 13, 1999, reporting the following:

(i) Merger with ASC East, Inc., and ASC West, Inc.
     On October 6, 1999, American Skiing Company (NYSE: SKI) merged with two of its wholly owned subsidiaries, ASC East, Inc. and ASC West, Inc. (the "East/West Merger"). American Skiing Company was the surviving corporation in the East/West merger. In conjunction with the East/West Merger, American Skiing Company entered into a Fourth Supplemental Indenture dated as of October 6, 1999, with respect to ASC East, Inc.'s $120 million 12% Senior Subordinated Notes (the "12% Notes"). Under the terms of the Fourth Supplemental Indenture, American Skiing Company, as successor by merger to ASC East, Inc., became the primary obligor under the 12% Notes. Certain subsidiaries of American Skiing Company also joined as guarantors of the 12% Notes.

(ii) Reincorporation in Delaware.
     On October 7, 1999, the shareholders of American Skiing Company approved the reincorporation of American Skiing Company in Delaware. Following that approval, on October 12, 1999, American Skiing Company was merged with and into its wholly owned subsidiary, ASC Delaware, Inc. (the "Delaware Reincorporation"). The surviving entity, also named American Skiing Company, is a Delaware corporation with a Board of Directors, shareholders and capital structure identical to that of the former American Skiing Company, which was a Maine corporation. Certain changes resulting from the reincorporation are described more fully in the Company's Proxy Statement to Shareholders dated September 8, 1999, on file with the Securities and Exchange Commission.

     Following the Delaware Reincorporation, the Common Stock, par value $.01 per share of American Skiing Company, a Delaware corporation, is deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934 by virtue of the operation of Rule 12g-3 of the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 6, 1999                            /s/ Christopher E. Howard
-------------------------------                    -----------------------------
                                                   Christopher E. Howard
                                                   Executive Vice President
                                                   (Duly Authorized Officer)


Date:  December 6, 1999                            /s/ Mark J. Miller
-------------------------------                    -----------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)