Form 10-Q
period 2000-01-30
AMERICAN SKIING CO /ME
filed 2000-03-14
CIK 1043432

American Skiing Company and Subsidiaries






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
              E ACT OF 1934 FOR THE QUARTER ENDED JANUARY 30, 2000
                                       or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from____________ to____________.

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

                                 (207) 824-8100
                                  www.peaks.com
              (Registrant's telephone number, including area code)

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

Yes [X]  No [  ]


         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,662,543 shares of common stock, $.01 par value, as of March 14, 2000.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations (unaudited) for the 14 weeks ended January 30, 2000 and the 13 weeks ended
          January 24, 1999 ....................................................3

         Condensed Consolidated Statement of Operations (unaudited) for the 27 weeks ended January 30, 2000 and the 26 weeks ended
          January 24, 1999 ....................................................4

         Condensed Consolidated Balance Sheet as of January 30, 2000 (unaudited)
          and July 25, 1999....................................................5

         Condensed Consolidated Statement of Cash Flows (unaudited) for the 27 weeks ended January 30, 2000 and the 26 weeks ended January 24, 1999.6

         Notes to (unaudited) Condensed Consolidated Financial Statements......7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         General..............................................................11

         Liquidity and Capital Resources......................................11

         Changes in Results of Operations.....................................17

         Forward-Looking Statements...........................................22

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................22

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.................23

Item 5.   Other Information...................................................24

Item 6.    Exhibits and Reports on Form 8-K...................................25

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)



                                          14 weeks ended         13 weeks ended
                                         January 30, 2000       January 24, 1999
                                                       (unaudited)

Net revenues:
    Resort                               $       104,480        $        103,205
    Real estate                                   22,147                   6,300
                                         -----------------      ----------------
       Total net revenues                        126,627                 109,505

Operating expenses:
    Resort                                        73,523                  69,251
    Real estate                                   22,486                   7,865
    Marketing, general and administrative         16,283                  17,922
    Depreciation and amortization                 20,924                  19,010
                                         -----------------      ----------------
       Total operating expenses                  133,216                 114,048
                                         -----------------      ----------------
Loss from operations                             (6,589)                 (4,543)
    Interest expense                               9,164                  10,139
                                         -----------------      ----------------

Loss before benefit from income taxes           (15,753)                (14,682)
    Benefit from income taxes                    (5,948)                 (4,982)
                                         -----------------      ----------------

Loss before preferred stock dividends            (9,805)                 (9,700)
    Accretion of discount and dividends
    accrued on mandatorily redeemable
    preferred stock                                5,319                   1,079
                                         -----------------      ----------------
    Net loss available to common
    shareholders                         $      (15,124)        $       (10,779)
                                         =================      ================


Accumulated deficit, beginning of period $      (60,265)        $       (20,257)

Net loss available to common shareholders       (15,124)                (10,779)
                                         -----------------      ----------------

Accumulated deficit, end of period       $      (75,389)        $       (31,036)
                                         =================      ================


Basic and fully diluted loss per
    common share (note 3)
Net loss available to common
    shareholders                         $        (0.50)        $         (0.36)
                                         =================      ================

Weighted average common shares
    outstanding - basic and diluted           30,412,046              30,286,746
                                         =================      ================






                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                          27 weeks ended         26 weeks ended
                                         January 30, 2000       January 24, 1999
                                                       (unaudited)
Net revenues:
    Resort                               $       125,286        $        123,516
    Real estate                                   24,696                  10,785
                                         -----------------      ----------------
       Total net revenues                        149,982                 134,301

Operating expenses:
    Resort                                       102,538                  97,324
    Real estate                                   25,770                  11,905
    Marketing, general and
     administrative                               27,036                  28,748
    Depreciation and amortization                 24,126                  21,719
                                         -----------------      ----------------
       Total operating expenses                  179,470                 159,696
                                         -----------------      ----------------

Loss from operations                            (29,488)                (25,395)
    Interest expense                              17,130                  19,069
                                         -----------------      ----------------

Loss before benefit from income taxes           (46,618)                (44,464)
    Benefit from income taxes                   (15,000)                (15,555)
                                         -----------------      ----------------

Loss before extraordinary item and
    accounting change                           (31,618)                (28,909)
    Extraordinary loss, net of tax
    benefit of $396 (note 6)                         621                      --
    Cumulative effect of change in
    accounting principle, net of tax
    benefit of $449 (note 2)                         704                      --
                                         -----------------      ----------------

Loss before preferred stock dividends           (32,943)                (28,909)
    Accretion of discount and dividends
    accrued on mandatorily redeemable
    preferred stock                               10,135                   2,138
                                         -----------------      ----------------
Net loss available to common
    shareholders                         $      (43,078)        $       (31,047)
                                         =================      ================

Retained earnings (accumulated deficit),
    beginning of period                  $      (32,311)        $             11

Net loss available to common shareholders       (43,078)                (31,047)
                                         -----------------      ----------------

Accumulated deficit, end of period       $      (75,389)        $       (31,036)
                                         =================      ================
Basic and fully diluted loss per common
    share (note 3)
Loss from continuing operations          $        (1.38)        $         (1.03)
Extraordinary loss, net of taxes                  (0.02)                      --
Cumulative effect of change in
    accounting principle, net of taxes            (0.02)                      --
                                         ------------------     ----------------
Net loss available to common
    shareholders                         $        (1.42)        $         (1.03)
                                         =================      ================
Weighted average common shares
    outstanding - basic and diluted           30,352,301              30,286,149
                                         =================      ================
                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)
                                        January 30, 2000           July 25, 1999
                                          (unaudited)
Assets
Current assets
    Cash and cash equivalents           $        14,995          $         9,003
    Restricted cash                              14,320                    6,628
    Accounts receivable                          13,124                    6,474
    Inventory                                    13,933                   10,837
    Prepaid expenses                              8,193                    5,309
    Deferred income taxes                         4,279                    4,273
                                        -----------------        ---------------
       Total current assets                      68,844                   42,524

Property and equipment, net                     515,033                  529,154
Real estate developed for sale                  281,994                  207,745
Goodwill                                         75,698                   76,672
Intangible assets                                22,457                   22,987
Deferred financing costs                         11,010                    9,279
Other assets                                     17,725                   19,141
                                        -----------------        ---------------
       Total assets                     $       992,761          $       907,502
                                        =================        ===============
Liabilities, Mandatorily Redeemable
 Preferred Stock and Shareholders'
 Equity
Current liabilities
    Current portion of long-term debt   $        22,316          $        61,555
    Accounts payable and other current
    liabilities                                  96,728                   77,951
    Deposits and deferred revenue                50,659                   20,850
                                        -----------------        ---------------
      Total current liabilities                 169,703                  160,356

Long-term debt, excluding current
 portion                                        301,675                  313,844
Subordinated notes and debentures,
 excluding current portion                      127,195                  127,062
Other long-term liabilities                      15,342                   15,687
Deferred income taxes                           (5,784)                   10,062
                                        -----------------        ---------------
      Total liabilities                         608,131                  627,011

Mandatorily  Redeemable 10 1/2%
 Preferred  Stock, par value of $1,000
 per share; 40,000 shares authorized;
 36,626 shares issued and outstanding;
 including cumulative dividends
 (redemption value of $46,216 and
 $43,836, respectively)                          46,216                   43,836
Mandatorily  Redeemable 8 1/2% Series B
 Preferred Stock, par value of $1,000
 per share;  150,000  shares  authorized,
 issued  and  outstanding;   including
 cumulative dividends (redemption value
 of $157,059 and $0, respectively)              144,302                       --

Shareholders' Equity
    Common stock, Class A, par value of
     $.01 per share; 15,000,000 shares
     authorized; 14,760,530 issued and
     outstanding                                    148                      148
    Commonstock, par value of $.01 per
     share;  100,000,000  shares
     authorized; 15,662,543 and 15,526,243
     issued and outstanding, respectively           157                      155
    Additional paid-in capital                  269,196                  268,663
    Accumulated deficit                        (75,389)                 (32,311)
                                         -----------------        --------------
      Total shareholders' equity                194,112                  236,655
                                         =================        ==============
Total liabilities, mandatorily redeemable
 preferred stock and shareholders'
 equity                                  $      992,761           $      907,502
                                         =================        ==============
                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                           27 weeks ended        26 weeks ended
                                          January 30, 2000      January 24, 1999
                                                        (unaudited)
Cash flows from operating activities
Net loss                                 $      (32,943)       $        (28,909)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                 24,126                  21,719
    Amortization of discount on debt                 182                     164
    Deferred income taxes                       (15,852)                (15,555)
    Stock compensation charge                        262                     514
    Extraordinary loss                             1,017                      --
    Cumulative effect of change in
     accounting principle                          1,153                      --
    (Gain)/loss from sale of assets              (1,489)                      24
    Decrease (increase) in assets:
                Restricted cash                  (7,692)                 (3,648)
                Accounts receivable              (6,095)                 (2,890)
                Inventory                        (3,150)                 (6,639)
                Prepaid expenses                 (3,197)                      82
                Real estate developed
                 for sale                       (75,584)                (48,868)
                Other assets                       1,842                 (3,341)
   Increase (decrease) in liabilities:
                Accounts payable and
                 other current liabilities        18,588                  42,086
                Deposits and deferred revenue     29,809                  27,767
                Other long-term liabilities        1,482                   1,496
                Other, net                           27)                      --
                                         -----------------      ----------------
Net cash used in operating activities           (67,568)                (15,998)
                                         -----------------      ----------------

Cash flows from investing activities
    Capital expenditures                        (14,751)                (35,246)
    Proceeds from sale of assets                   9,987                   1,740
    Other, net                                     (531)                     476
                                         -----------------      ----------------
Net cash used in investing activities            (5,295)                (33,030)
                                         -----------------      ----------------
Cash flows from financing activities
    Net proceeds from issuance of
     mandatorily redeemable securities           136,547                     --
    Net repayment of Senior Credit
     Facility                                   (97,854)                 (5,837)
    Proceeds from long-term debt                     173                  19,899
    Proceeds from non-recourse real
     estate debt                                  74,030                  47,126
    Repayment of long-term debt                  (5,263)                 (3,153)
    Repayment of non-recourse real
     estate debt                                (23,496)                 (5,214)
    Deferred financing costs                     (3,724)                   (565)
    Repayment of demand note,
     Principal Shareholder                       (1,830)                      --
    Proceeds from exercise of stock options          273                      --
                                          -----------------     ----------------
Net cash provided by financing activities         78,855                  52,256
                                          -----------------     ----------------

Net increase in cash and cash equivalents          5,992                   3,228
Cash and cash equivalents, beginning of
 period                                            9,003                  15,370
                                          -----------------     ----------------
Cash and cash equivalents, end of period  $       14,995        $         18,598
                                          =================     ================
                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. General. American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company"). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2000 is a fifty-three week reporting period with the second quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. Fiscal 1999 was a fifty-two week reporting period with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in its Form 10-K, filed with the Securities and Exchange Commission on October 23, 1999. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed in the Company's Form 10-K have been reclassified to conform to the current period presentation.

         2. Accounting Change. In the first quarter of fiscal 2000, the Company changed its method of accounting for start-up costs in accordance with its adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). The change involved expensing all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. The initial adoption of SOP 98-5 resulted in the write-off of $1.2 million of start-up costs that had previously been capitalized as of July 25, 1999. The net effect of the write-off of $704,000 (which is net of income tax benefits of $449,000) has been expensed and reflected as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the 27 weeks ended January 30, 2000.

         3. Earnings (loss) per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per common share for the 14 and 13 weeks, and the 27 and 26 weeks ending January 30, 2000 and January 24, 1999, respectively, were determined based on the following data:

                                            14 weeks ended      13 weeks ended       27 weeks ended       26 weeks ended
                                             Jan. 30, 2000       Jan. 24, 1999        Jan. 30, 2000        Jan. 24, 1999
                                          -------------------  ------------------  -------------------  -------------------
                                                                           (in thousands)
                   Loss
Loss before preferred stock dividends     $           (9,805)  $         (9,700)     $      (31,618)      $      (28,909)
 and accretion and extraordinary items
Accretion of discount and dividends
 accrued on mandatorily redeemable
 preferred stock                                        5,319              1,079              10,135                2,138
                                          -------------------  ------------------   -------------------  -------------------
Loss before extraordinary items                      (15,124)           (10,779)            (41,753)             (31,047)
Extraordinary loss, net of taxes                           --                --                  621                   --
Cumulative effect of change in
 accounting principle, net of taxes                        --                --                  704                   --
                                          ===================  ==================   ===================   ==================
Net loss available to common
shareholders                              $          (15,124)  $        (10,779)     $      (43,078)         $   (31,047)
                                          ===================  ==================   ===================   ==================
         Basic and Diluted Shares
Total weighted average shares
 outstanding                                           30,412             30,287              30,352               30,286
                                          ===================  ==================   ===================    ==================

         The Company currently has outstanding 186,626 shares of convertible preferred stock (represented by two separate classes) which are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 3,034,250 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of January 30, 2000. These shares are also excluded from the dilutive share calculation, as the impact of their inclusion would also be anti-dilutive.


         4. Income Taxes. The benefit from income taxes on loss is based on a projected annual effective tax rate of 32.2%. The net deferred income tax asset includes the tax benefit of cumulative net operating losses and other tax attributes, net of the reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes. The effective rate includes a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Series B Preferred Stock Transaction described in footnote 7, the realization of the tax benefit from certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Series B Preferred Stock Transaction.

         5. Segment Information. The Company currently operates in two business segments, Resorts and Real Estate. The Company's Resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The Company's Real Estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating profits for each of the two reporting segments are as follows:


                              14 weeks ended      13 weeks ended       26 weeks ended       27 weeks ended
                               Jan. 30, 2000       Jan. 24, 1999        Jan. 30, 2000        Jan. 24, 1999
                             ------------------  ------------------  ------------------  -------------------
                                                               (in thousands)

Revenues:
   Resorts                      $  104,480          $  103,205           $   125,286         $   123,516
   Real Estate                      22,147               6,300                24,696              10,785
                             ------------------  ------------------  ------------------  -------------------
Total                           $  126,627          $  109,505           $   149,982         $   134,301
                             ------------------  ------------------  ------------------  -------------------

Loss before benefit from income taxes
   Resorts                      $ (13,148)          $ (11,465)           $  (41,238)         $  (40,312)
   Real Estate                     (2,605)             (3,217)               (5,380)             (4,152)
                             ------------------  ------------------  ------------------  -------------------
Total                           $ (15,753)          $ (14,682)           $  (46,618)         $  (44,464)
                             ------------------  ------------------  ------------------  -------------------


         6. Long Term Debt. The Company established a senior credit facility on November 12, 1997. On October 12, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006. In conjunction with the restructuring of the Senior Credit Facility, the Company wrote-off a pro-rata portion of its existing deferred financing costs in the amount of $1.0 million, or $0.6 million net of income taxes, which is included in the accompanying Condensed Consolidated Statement of Operations for the 27 weeks ended January 30, 2000 as an extraordinary loss.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except its real estate development subsidiaries, which are not borrowers under the Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving facility is subject to an annual 30-day clean down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter.

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

         The Senior Credit Facility also places a maximum level of non-real estate capital expenditures of $20 million for fiscal 2000 and $13 million for fiscal 2001 (exclusive of certain capital expenditures in connection with the sale of the Series B Preferred Stock). Following fiscal 2001, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years.

         The Company entered into an amendment to the Senior Credit Facility effective March 6, 2000 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the current quarter and on a prospective basis. The Credit Facility Amendment requires the following minimum quarterly EBITDA levels starting with the Company's third quarter of fiscal 2000:

               Fiscal Quarter                 Minimum EBITDA
               2000 Quarter 3                  $60,000,000
               2000 Quarter 4                 ($20,000,000)
               2001 Quarter 1                 ($20,000,000)
               2001 Quarter 2                  $20,000,000
               2001 Quarter 3                  $65,000,000
               2001 Quarter 4                 ($20,000,000)
               2002 Quarter 1                 ($20,000,000)
               2002 Quarter 2                  $22,000,000

         7. Series B Preferred Stock Transaction. Pursuant to a Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million. The Company used approximately $129 million of the proceeds to reduce indebtedness under its Senior Credit Facility, approximately $30 million of which ultimately will be reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"), $26.6 million of which had been reborrowed and invested in Resort Properties as of January 30, 2000. The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million.

      The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 49.6% of the Company's outstanding common stock and Class A common stock as of January 30, 2000. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and the Chairman and Chief Executive Officer of the Company, Leslie B. Otten, have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and Mr. Otten together elect eight of the eleven members of the Company's Board.

      Dividends on the Series B Preferred Stock are payable at the rate of 8.5% per year. For the first five years, the Company may accrete and compound dividends payable to the liquidation price instead of paying cash dividends, in which case the dividend rate will increase to 9.5% after January 31, 2001, and to 10.5% after January 31, 2002. The Series B Agreement requires dividends to be paid in cash after July 31, 2004. The dividend rate will revert back to 8.5% at the time the Company begins paying the dividend in cash. If the Company elects to accrue dividends on the Series B Preferred Stock to the liquidation price for the first five years, and thereafter pay all dividends in cash when due, assuming no intervening stock issuances or repurchases by the Company, the Series B Preferred Stock would be convertible into 60.4% of the Company's common stock after the fifth anniversary of its issuance. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

         The following is management's discussion and analysis of financial condition and results of operations for the 14 and 27 weeks ended January 30, 2000. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed with the Securities and Exchange Commission on October 23, 1999.

         The Oak Hill Transaction. On August 9, 1999, the Company consummated the sale of 150,000 shares of its Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill"). The Company realized gross proceeds of $150 million on the Series B Preferred Stock sale. The Company used $128.6 million of the proceeds to reduce indebtedness under its Senior Credit Facility (as described below), approximately $30 million of which has been reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"). The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note  issued  by  a  subsidiary  of  the  Company  to  the  Company's  principal shareholder, in the aggregate amount of $5.4 million. As a result of these transactions, management believes that its current capital resources are sufficient both to fund operations at its resorts and to complete those real estate projects which are currently under construction. As more fully discussed below, the Company's ability to commence and complete new real estate development projects will be dependent upon the Company's ability to raise additional capital and Resort Properties' ability to obtain additional non-recourse financing.

Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding its fiscal 2000 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit Facility (as hereinafter defined). Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects and through a $58 million term loan facility established through Resort Properties (the "Resort Properties Term Facility"). These construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of January 30, 2000, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $324.7 million.

         Resort Liquidity. The Company has established a $165 million senior credit facility (the "Senior Credit Facility") consisting of a $100 million revolving portion ($75.9 million of which was available for borrowings at March 2, 2000) and a $65 million term portion. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

        The maximum availability under the revolving facility will reduce over the term of the Senior Credit Facility by certain prescribed amounts. Starting on May 31, 2000, the term facility amortizes at an annual rate of approximately 1.0% of the principal amount for the first four years with the remaining portion of the principal due in two substantially equal installments in years five and six. In addition, the Senior Credit Facility requires mandatory prepayment of the term facility and a mandatory reduction in the availability under the revolving facility of an amount equal to 50% of the Restricted Subsidiaries' (as defined below) excess cash flows during any period in which the ratio of the Restricted Subsidiaries' total senior debt to EBITDA exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving facility commitment below $74.8 million. Management does not presently expect to generate excess cash flows, as defined in the Senior Credit Facility, during fiscal 2000 or fiscal 2001.

         The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except those of its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries which are not borrowers under the Senior Credit Facility) (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving facility is subject to an annual 30-day clean down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter. As of March 2, 2000, the Company had $16.5 million outstanding under the revolving credit facility and had $7.6 million in letter of credit exposure.

        The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Restricted Subsidiaries' consolidated net income after April 25, 1999, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Restricted Subsidiaries' debt to EBITDA ratio (as defined within the Senior Credit Facility) to exceed 4.0 to 1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect that it will be able to pay cash dividends on its common stock, 10.5% Senior Preferred Stock or Series B Senior Preferred Stock in the foreseeable future.

         Due to the adverse weather conditions in the eastern United States, Utah and the Sierra Nevadas during the Company's second fiscal quarter of 2000, and its effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the Senior Credit Facility on March 6, 2000 (the "Credit Facility Amendment") which (i) suspended the Company's second quarter financial covenant requirements, (ii) significantly modified the financial covenant requirements of the Senior Credit Facility for the Company's current quarter and on a prospective basis, and (iii) established minimum quarterly EBITDA levels starting with the Company's third quarter of fiscal 2000 through the second quarter of fiscal 2002. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility, as amended by the Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the Senior Credit Facility. In the event that such default were not waived by the lenders holding a majority of the debt under the Senior Credit Facility, such default would also constitute defaults under one or more of the Textron Facility, the Resort Properties Term Loan, and the Indenture (each as hereinafter defined), the consequences of which would likely be material and adverse to the Company.

         The Credit Facility Amendment also places a maximum level of non-real estate capital expenditures of $20 million for fiscal 2000 and $13 million for fiscal 2001 (exclusive of certain capital expenditures in connection with the sale of Series B Preferred Stock during the first quarter of fiscal 2000). Following fiscal 2001, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years. The Company is currently evaluating proposals to establish a separate capital lease facility to finance a portion of the costs of the construction of the Heavenly gondola.

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

        Under the Indenture related to the 12% Senior Subordinated Notes, due 2006 (the "Indenture"), the Company is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

         Real Estate Liquidity: Funding of working capital for Resort Properties and its fiscal 2000 real estate development program is provided by the Resort Properties Term Facility and net proceeds from the sale of real estate developed for sale after required construction loan repayments.

         The Resort Properties Term Facility has a maximum principal amount of $58 million (reduced by a reserve for interest payments), bears interest at a variable rate equal to Fleet National Bank's base rate plus 8.25%, or a current rate of 17.0% per annum (payable monthly in arrears), and matures on June 30, 2001. As of March 2, 2000, the Resort Properties Term Facility was fully drawn with $53.9 million outstanding and a $4.1 million interest reserve. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of January 30, 2000, the book value of the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying consolidated balance sheet, was approximately $324.7 million. The Resort Properties Term Facility is non-recourse to the Company and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with Fleet National Bank (the "Syndication Letter") pursuant to which Fleet National Bank agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility. However, no alteration of the terms of the facility may occur without the consent of Resort Properties. Although Resort Properties expects the terms of the Resort Properties Term Facility to remain substantially similar to those discussed above, one or more of such terms could be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. As of March 1, 2000, Fleet National Bank was actively engaged in syndicating the Resort Properties Term Facility. The Syndication Letter also provides that, prior to syndication of at least $33 million of the Resort Properties Term Facility, Fleet National Bank may at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties. If the syndication is unsuccessful and Fleet National Bank were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

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

         As of March 2, 2000, the amount outstanding under the Textron Facility was $99.3 million. The Textron Facility matures on September 24, 2002 and bears interest at the rate of prime plus 2.5% per annum. The principal of the Textron Facility is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 50% and 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River and Attitash Bear Peak), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, having a total book value of $228.3 million as of January 30, 2000, which comprise substantial assets of the Company). The opening of the Grand Summit Hotel at The Canyons was expected to occur during the Company's second fiscal quarter, however, final construction advanced past the quarter-end, and the opening was delayed until February 18, 2000. Approximately 56% of the units in this hotel have been pre-sold to date. Eighty percent of the net proceeds from the closings of those pre-sales will be applied to pay down the Textron Facility. These amounts will subsequently be available for reborrowing (up to the maximum outstanding amount of $110 million) and used for the completion of the Grand Summit Hotel at Steamboat.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, was financed through (i) a $29 million construction loan facility between Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility") and (ii) an $8 million intercompany loan from Resort Properties. The Sundial Lodge opened during the Company's second fiscal quarter, during which the Company received $17.8 million in proceeds from the closing of pre-sales. This project is fully sold out, with the sales of all remaining units expected to close during the third fiscal quarter. As of March 13, 2000, the Key Facility has been fully repaid from the proceeds of sales closed in the Company's third fiscal quarter.

         The Company's fiscal 2000 business plan anticipates the commencement of several real estate projects in the Spring and Summer of 2000, including a Grand Summit Hotel at Heavenly, a condominium hotel at The Canyons and townhomes at The Canyons. The timing and extent of these projects are subject to factos which may be beyond the Compnay's control, including local and state permitting requirements, market demand, the Company's cash flow requirements and the availability of external capital.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing related capital improvements at certain of its resorts and development of its slope side real estate. The Company has invested over $145.5 million in skiing related facilities in fiscal years 1998 and 1999 combined. As a result, and in keeping with restrictions imposed under the Senior Credit Facility, the Company expects its resort capital programs for the next several fiscal years will be more limited in size. The Company's fiscal 2000 resort capital program is estimated at approximately $20 million (of which $10.5 million had been expended as of January 30, 2000), plus such additional amounts as are expended on the Heavenly Gondola project. The Company's preliminary estimate of its fiscal 2001 resort capital program is approximately $13 million.

         The Company's largest long-term capital needs relate to: (i) certain resort capital expenditure projects (including the Heavenly gondola for approximately $25-30 million), (ii) the Company's real estate development program, and (iii) repayment of the Company's Mandatorily Redeemable 10.5% Preferred Stock (discussed below). For its 2001 and 2002 fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         The Company's practice is to finance on-mountain capital improvements through resort cash flow and its Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the Senior Credit
Facility. The Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of (i) $35 million or (ii) the total of (a) the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital improvements for the near future.

         The Company's business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses at its resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. The Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including
GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness, which, in some cases, constitutes a significant portion of the assets of the Company. As of January 30, 2000, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, totaled approximately $324.7 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility and the Textron Facility.

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

         The Company issued $17.5 million of convertible preferred stock and $17.5 million of convertible notes in July 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Preferred Stock of the Company. The Mandatorily Redeemable 10 1/2% Preferred Stock is exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the Mandatorily Redeemable 10 1/2% Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus an estimated $25.4 million of dividends in arrears. So long as the Mandatorily Redeemable 10 1/2% Preferred Stock remains outstanding, the Company may not pay any cash dividends on its common stock or Series B Preferred Stock unless accrued and unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock have been paid in cash on the most recent due date. Because the Company has been accruing unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock, the Company is not presently able to pay cash dividends on its common stock or Series B Preferred Stock and management does not expect that the Company will have this ability in the near future.

                        Changes in Results of Operations

         The Company's fiscal year 2000 consists of a fifty-three week reporting period compared to fifty-two weeks in fiscal 1999, with the extra week added to the current second fiscal quarter. Because the extra week falls within the height of the ski season, during which time the Company generates the majority of its resort revenues and operating profits, the results of the 14 and 27 weeks ended January 30, 2000 are not directly comparable to the 13 and 26 weeks ended January 24, 1999. The following discussion and analysis isolates the effect of the extra week on the results of resort operations in the current fiscal year and provides a more meaningful comparison to the prior year on a 13 and 26-week basis. The additional week in the fiscal 2000 period is not considered to have a material impact on the comparability of the quarterly results from real estate operations due to the intermittent nature of the Company's real estate sales activity. Therefore, the extra week is not addressed separately as part of the changes in results of real estate operations.

             For the 14 weeks ended January 30, 2000 compared to the
                        13 weeks ended January 24, 1999.

Resort Operations:
         Resort revenues increased slightly in the second fiscal quarter of 2000 compared to the second quarter of fiscal 1999, from $103.2 million to $104.5 million. However, the extra week in the second quarter of fiscal 2000 (which included 14 weeks compared to 13 weeks in the second quarter of fiscal 1999) accounted for $13.7 million in additional resort revenues. After adjusting for the extra week in fiscal 2000, resort revenues would have decreased by $12.4 million over a comparable 13-week period in fiscal 1999. Paid skier days of 1.2 million for the current quarter were comparable to the second quarter of 1999, however, the extra week in the current quarter accounted for 170,000 additional paid skier days in the fiscal 2000 period. The approximately 14% decrease in paid skier days on a 13-week comparison resulted in comparable decreases in resort revenues from all areas (lift tickets, food and beverage, retail, rental and repair, skier development and lodging) and was primarily due to low skier volume resulting from warm weather patterns in early November, a rainy Thanksgiving weekend in the East and a warm, and a dry December nationwide. The December Holiday week was negatively impacted by the overall softness in the travel industry due to Y2K concerns, the lack of natural snowfall in key market areas, and abnormally low amounts of available ski terrain at most of the Company's resorts. The most significant decrease in paid skier days, and consequently resort revenues, occurred at the Company's Heavenly resort at Lake Tahoe, where paid skier days were down approximately 38% for the December Holiday week and approximately 21% for the second quarter compared to fiscal 1999 (on a 13-week basis). The 61,000 decrease in paid skier days and resulting $3.6 million reduction in resort revenues experienced at Heavenly for the quarter accounted for approximately 35% and 29%, respectively of the Company-wide decreases in those key attributes. While significant natural snowfall occurred at all resorts, and in all key market areas, in mid to late January, it came too late to impact the Martin Luther King Holiday Weekend in January. This late-quarter snowfall did produce notable market momentum during the last week of the quarter, which has carried over into early third quarter performance.

         The Resort segment generated a $13.1 million loss before benefit from income taxes for the current fiscal quarter, compared to an $11.5 million loss in the corresponding quarter of the prior year. The additional week in the current quarter contributed approximately $3.0 million in pre-tax profit, without which the resort segment would have had a $16.0 million pre-tax loss. The resulting $4.5 million increase in the loss before tax benefits, on a 13-week comparison to the second quarter of fiscal 1999, resulted mainly from the $12.4 million reduction in resort revenues referred to above, offset partially by reductions in resort operating expenses and burdens of $3.0 million, marketing, general and administrative expenses of $3.1 million and resort interest expense of approximately $2.1 million. The combined $6.1 million reduction in operating costs and administrative expenses is net of a $0.9 million increase from costs incurred at the Canyons ($750k) and Steamboat ($150k) related to start-up activities for two new Grand Summit Hotels, which are expected to open during the third (the Canyons) and fourth (Steamboat) quarters of fiscal 2000. Exclusive of the hotel pre-opening charges, operating costs and administrative expenses for the quarter actually decreased by a combined $7.0 million from the second quarter of fiscal 1999 (on a 13-week basis). The reduced operating expenses and burdens resulted from narrower scopes of operations at most of the Company's resorts in the early part of the quarter due to later than normal season openings and lower than normal snowfall amounts, resulting in limited available terrain and operations. The reduction in marketing, general and administrative expenses is derived mainly from several abnormal charges incurred in the second quarter of fiscal 1999 that were not repeated in the current quarter and due to decreased marketing expenses at most of the Company's resorts. The fiscal 1999 charges included certain payroll charges for severance pay and other benefits restructuring and stock compensation charges related to the vesting of management stock options. The reduction in interest expense was due to the reduced level of debt outstanding under the Company's senior credit facility in fiscal 2000 resulting from the paydown on that facility from the proceeds of the Series B Preferred Stock issuance.

Real Estate Operations:
         Real estate revenues increased by $15.8 million in the current quarter compared to fiscal 1999, from $6.3 million to $22.1 million. During the current fiscal quarter, the Company began delivering units in the first building of the Sundial Lodge whole-ownership condominium hotel located at its Canyons resort in Park City, Utah. The delivery of these units accounted for $17.8 million in real estate revenues in the current quarter. The delivery of the remaining units in the first building and all of the units in the second building of the Sundial Lodge is expected to occur in the Company's upcoming third fiscal quarter, along with the commencement of delivery of quartershare units in the new Grand Summit Hotel at the Canyons. Continuing sales of quartershare units of the existing Grand Summit Hotels at the Company's Eastern resorts contributed $3.6 million in real estate revenues for the current quarter compared to $4.9 million in the second quarter of fiscal 1999, a decrease of $1.3 million. Although sales of these units has decreased when compared to the prior year, the overall sell-out of these projects remains strong as both the Jordan Grand at Sunday River and the Grand Summit at Killington are now over 80% sold-out, with the Grand Summit at Mount Snow over 60% and Attitash Bear Peak over 50% sold-out. An additional decrease in real estate revenues from the prior year is the result of $0.9 million in revenues recognized in the second quarter of fiscal 1999 from the sale of townhouses at Sunday River resort. There were no comparable projects offered for sale during the current quarter.

         The Real Estate segment generated a loss before benefit from income taxes of $2.6 million for the second quarter of fiscal 2000, compared to a $3.2 million loss in the second quarter of fiscal 1999. This $0.6 million decrease in the real estate pre-tax loss was due primarily to a $1.5 million decrease in general and administrative costs of real estate operations, which decreased from $3.2 million in the second quarter of fiscal 1999 to $1.7 million in the current quarter, due primarily from two one-time charges recognized in the fiscal 1999 period related to the Company's unsuccessful $300 million bond offering and the postponement of the development of a Grand Summit Hotel at the Company's Sugarbush resort. A slightly offsetting increase in the real estate pre-tax loss was the result of (i) a $0.4 million decreases in gross profit from the sales of quartershare units at the existing Eastern Grand Summit Hotels, from $1.4 million in the second quarter of fiscal 1999 to $1.0 million for the current quarter, primarily due to the lower sales volume referred to above, and (ii) a $0.4 million increase in real estate interest expense, from $1.4 million in the second quarter of fiscal 1999 to $2.0 million in the current quarter, due to increases in real estate debt associated with completion of construciton of existing projects. The Company realized $17.8 million in revenues in the current quarter from the initial delivery of units in the Sundial Lodge at the Canyons resort and approximately $0.1 million in pre-tax profit.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $4.2 million, from $1.1 million for the second quarter of fiscal 1999 to $5.3 million for the current quarter. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of 8 1/2% Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.

                        Changes in Results of Operations
             For the 27 weeks ended January 30, 2000 compared to the
                        26 weeks ended January 24, 1999.

Resort Operations:
         Resort revenues increased $1.8 million for the six months ended January 30, 2000 compared to the six months ended January 24, 1999, from $123.5 million to $125.3 million. However, after adjusting for the $13.7 million in additional resort revenues realized in the extra week in the fiscal 2000 period, resort revenues actually decreased by $11.9 million for the comparable 26-week period. Slightly offsetting the $12.4 million decrease (on a 13-week basis) from the second quarter described above was a $0.5 million increase in resort revenues during the first fiscal quarter of 2000 compared to the same period in fiscal 1999. First quarter resort revenues included $1.6 million in net gains from the sale of non-strategic assets. Excluding these net gains from asset sales, recurring resort revenues actually decreased in the first quarter of fiscal 2000 by $1.1 million when compared to fiscal 1999. This decrease was mainly attributable to (i) lower golf and summer revenues due to reduced summer marketing programs, (ii) lower retail revenues due to aggressive pricing to liquidate inventory, and (iii) the loss of rental income from commercial space that the Company sold during the third and fourth quarters of fiscal 1999. These decreases were slightly offset by increases in food and beverage and lodging revenues mainly as a result of improved hotel operations.

         The Resort segment generated a $41.2 million loss before benefit from income taxes for the six months ended January 30, 2000, compared to a $40.3 million loss in the corresponding period of the prior year, or a $0.9 million increase. However, after adjusting for the for $2.9 million in resort pre-tax profit recognized in the extra week in the fiscal 2000 period, the resort loss before income taxes actually increased by $3.8 million for the comparable 26-week period. Slightly offsetting the $4.5 million increase in the loss before income tax benefits (on a 13-week basis) from the second quarter described above, was a $0.7 million decrease in the pre-tax resort loss during the first fiscal quarter of 2000 compared to the same period in fiscal 1999. After adjusting for the $1.6 million in net gains from asset sales, the first quarter pre-tax resort loss increased by $0.9 million compared to fiscal 1999. This increase was derived from (i) the $1.1 million decrease in recurring resort revenues described above, (ii) a $0.9 million increase in resort operating expenses due mainly to increased maintenance costs, food and beverage and lodging costs and retail costs of goods sold, (iii) a $0.1 million reduction in marketing, general and administrative expenses, and (iv) a $0.5 million increase in resort depreciation expense due to the increased depreciation associated with recent capital expenditures made at the Company's resorts during the off-season leading up to the 1999-2000 ski season. These increases in the resort pre-tax loss were slightly offset by a $1.6 million reduction in interest expense in the first quarter of fiscal 2000, due primarily to the reduced level of debt outstanding under the Company's senior credit facility as a result of the paydown on that facility from the proceeds of the Series B Preferred Stock issuance.

Real Estate Operations:
         Real estate revenues increased by $13.9 million for the first six months of fiscal 2000 compared to the same period in fiscal 1999, from $10.8 million to $24.7 million. Slightly offsetting the $15.8 million increase in real estate revenues in the second quarter was a $1.9 million decrease in the first quarter compared to fiscal 1999, which was due to (i) a $0.7 million decrease in revenue from quartershare unit sales at the existing Grand Summit Hotels at the Company's Eastern resorts, and (ii) $1.0 million of revenue recognized in the first quarter of fiscal 1999 from the sale of townhouses at Sunday River, with no corresponding sales of townhouses at Sunday River in fiscal 2000.

         The Real Estate segment generated a loss before benefit from income taxes of $5.4 million for the six months ended January 30, 2000, compared to a $4.2 million loss in the comparable period of fiscal 1999, or an increase of $1.2 million. Offsetting the $0.6 million decrease in the real estate loss before income taxes in the second quarter was a $1.8 million increase in the first quarter compared to fiscal 1999, due primarily to (i) a $0.6 million decrease in gross profit from the sales of Eastern Grand Summit quartershare units, (ii) a $0.6 million increase in real estate interest expense as a result of an increase in real estate related debt outstanding, and (iii) certain non-recurring charges related to final settlement costs for construction of the Grand Summit Hotels at Sunday River and Killington.

      Benefit from income taxes decreased by $0.6 million, from $15.6 million (an effective rate of 35.0%) in the first six months of fiscal 1999 to $15.0 million (an effective rate of 32.2%) in the first six months of fiscal 2000. The decrease in the effective rate is due primarily to a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Oak Hill Transaction (see above), the realization of the tax benefit of certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Oak Hill Transaction.

      Extraordinary loss of $0.6 million (net of $0.4 million of tax benefits) in the first six months of fiscal 2000 resulted from the pro-rata write-off of certain existing deferred financing costs related to the Company's senior credit facility. This write-off was due to the restructuring of the Senior Credit Facility in connection with the permanent reduction in the availability of the revolving portion and the pay down of the term portion of the facility from the proceeds of the Series B Preferred Stock issuance.

      Cumulative effect of a change in accounting principle of $0.7 million (net of $0.4 million tax benefit) in the first six months of fiscal 2000 resulted from the write-off of certain capitalized start-up costs relating to the Company's hotel and retail operations and the opening of the Canyons resort in fiscal 1998. The accounting change was due to the Company's adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. Initial adoption of this SOP should be reported as a cumulative effective of a change in accounting principles. Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $8.0 million from $2.1 million for the first six months of fiscal 1999 to $10.1 million for the first six months of the current fiscal year. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of 8 1/2% Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance.

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


                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         As of July 25, 1999, the Company had entered into two non-cancellable interest rate swap agreements to be used as a cash flow hedge against the interest payments on the Company's $120 million 12% Senior Subordinated Notes, due 2006 (the "Notes"). The notional amount of both agreements was $120 million. The first swap agreement matures on July 15, 2001. With respect to this swap agreement, the Company receives interest at a rate of 12% per annum and pays interest at a variable rate based on the six month LIBOR rate. The second swap agreement expires July 15, 2006 (after increasing its notional amount to $127.5 million on July 15, 2001) and requires the Company to pay interest at a rate of 9.01% per annum and receive interest at a variable rate, also based on the six month LIBOR rate. The two variable portions of the swap agreements offset each other until July 15, 2001, thus eliminating any interest rate risk to the Company until that date, and the Company effectively pays interest at a rate of 9.01% on the Notes until that date. Under the scenario in effect at the end of fiscal 1999, the Company would be exposed to interest rate risk from July 16, 2001 until July 15, 2006 under the second swap agreement. However, this master swap agreement includes an option for the Company to enter into a new swap agreement on July 16, 2001 to replace the expiring agreement.

         During the second quarter of fiscal 2000 the Company entered into a third swap agreement which will take effect on July 16, 2001, after the expiration of the first agreement. This third swap agreement will have a notional amount of $127.5 million and will require the Company to pay interest at a variable rate, based on the six month LIBOR rate, and to receive interest at a fixed rate of 7.40%. Going forward from that date, the Company will continue to pay interest at a fixed rate of 9.01% per annum and receive interest at a variable rate on the existing second swap agreement. As a result of entering into this new third swap agreement, the Company has eliminated the interest rate risk that would have existed at July 15, 2001 when the first swap agreement expires, and has fully executed its cash flow hedge by fixing the cash pay rate on the Notes until their maturity in July 2006. The net effect of the three swap agreements will result in a $2.1 million interest savings to the Company over the life of the agreements. This amount will be recognized against interest expense on a straight-line basis prospectively from the current fiscal quarter until July 2006.

         There have been no material changes (other than those noted above) in information relating to market risk since the Company's disclosure included in
Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 23, 1999.

                           Part II - Other Information
                                     Item 4
              Submission of Matters to a Vote of Security Holders.

         (c) On December 16, 1999, the Company held its annual meeting for the purpose of electing its Board of Directors and ratifying the appointment of Arthur Andersen L.L.P. as independent accountants of the Company. Shareholder votes on these matters were solicited via proxy statement dated November 15, 1999. Directors were elected separately by the holders of the Company's common stock, Class A common stock, and Series B Preferred Stock. The following were the results of the votes on the foregoing matters:

                  (i) Election of Directors:

Nominee                    Director  Votes For  Votes   Abstentions  Broker
                           Type                 Against              Non-votes
Leslie B. Otten            Class A   14,760,530    --        --         --
Christopher E. Howard      Class A   14,760,530    --        --         --
Paul Wachter               Common    13,389,000  67,320      --         --
Gordon M. Gillies Class A            14,760,530    --        --         --
Daniel Duquette            Class A   14,760,530    --        --         --
Bradford E. Bernstein      Preferred    150,000    --        --         --
Steven B. Gruber           Preferred    150,000    --        --         --
William Janes              Preferred    150,000    --        --         --
J. Taylor Crandall         Preferred    150,000    --        --         --
Paul Whetsell              Common    13,388,130  68,190      --         --
David Hawkes               Common    13,382,350  73,970      --         --

                  (ii)  Ratification  of appointment of independent  accountants
(votes  of   preferred   stock   holders  on  this  matter  are  counted  on  as
"as-if-converted" basis):

       Votes For         Votes Against    Abstentions       Broker Non-votes
       59,956,486            39,966          11,400                --

                                     Item 5
                               Other Information.

         In the Fall of 1999, Marriott Ownership Resorts, Inc. ("Marriott") informed the Company that it would not be proceeding on a timely basis with its developments at the Company's properties at The Canyons and Sunday River. As a result, on March 6, 2000, the Company and Resort Properties entered into an amendment (the "Amendment") to their July 28, 1998 Purchase and Development
Agreement with Marriott. A copy of the Amendment is included as an Exhibit to this filing and reference is made to the actual text of the Amendment for a comprehensive description of the changes effected by the Amendment. In summary, the Amendment eliminates the Purchase and Development Agreement's restrictions upon real estate at all the Company's resorts other than Killington, Steamboat and Heavenly. The Company and Marriott are obligated to negotiate site specific agreements for development projects at those three remaining resorts during the 105-day period following March 10, 2000. In the event of successful negotiation, Marriott's exclusive timeshare development rights at those three resorts will continue. If negotiations are not successful, then Marriott's exclusive timeshare development rights will be terminated. Under the Amendment, Marriott's right of first refusal has been permanently eliminated and Resort Properties has refunded to Marriott $960,000 in previously advanced purchase price.

                                     Item 6
                        Exhibits and Reports on Form 8-K
a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K. Also included are the following material agreements entered into in the Company's second fiscal quarter of 2000.

Exhibit No.       Description

1. Omnibus First Amendment to Purchase and Development Agreement dated March 6, 2000 among Marriott Ownership Resorts, Inc., American Skiing Company and American Skiing Company Resort Properties, Inc.

2. First Amendment to Amended, Restated and Consolidated Credit Agreement dated March 6, 2000, among American Skiing Company, certain of its subsidiaries, Fleet National Bank, as Agent, and certain lenders party thereto.

b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter of fiscal 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 14, 2000                               /s/ Christopher E. Howard
-------------------------------                    -----------------------------
                                                   Christopher E. Howard
                                                   Executive Vice President
                                                   (Duly Authorized Officer)


Date:  March 14, 2000                              /s/ Mark J. Miller
-------------------------------                    -----------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)