Form 10-Q
period 2000-04-30
AMERICAN SKIING CO /ME
filed 2000-06-14
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 30, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to ____________.

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

Yes [X]  No [  ]


         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,692,633 shares of common stock, $.01 par value, as of June 14, 2000.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated  Statement of Operations (unaudited) for the 13 weeks ended April 30, 2000 and April 25, 1999......................3

         Condensed Consolidated Statement of Operations (unaudited) for the 40 weeks ended April 30, 2000 and the 39 weeks ended April 25, 1999...4

         Condensed Consolidated Balance Sheet as of April 30, 2000 (unaudited)
            and July 25, 1999..................................................5

         Condensed Consolidated Statement of Cash Flows (unaudited) for the 40 weeks ended April 30, 2000 and the 39 weeks ended April 25, 1999...6

         Notes to (unaudited) Condensed Consolidated Financial Statements......7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         General..............................................................12

         Liquidity and Capital Resources......................................12

         Changes in Results of Operations.....................................18

         Forward-Looking Statements...........................................23

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.................................................23

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)



                                            13 weeks ended        13 weeks ended
                                            April 30, 2000        April 25, 1999
                                                        (unaudited)

Net revenues:
    Resort                                $        149,942       $       154,317
    Real estate                                     73,153                10,324
                                         -----------------    ------------------
       Total net revenues                          223,095               164,641

Operating expenses:
    Resort                                          74,865                74,573
    Real estate                                     63,450                 8,554
    Marketing, general and administrative           13,063                14,519
    Depreciation and amortization                   19,076                19,731
                                         -----------------    ------------------
       Total operating expenses                    170,454               117,377
                                         -----------------    ------------------

Income from operations                              52,641                47,264
    Interest expense                                 8,386                10,144
                                         -----------------    ------------------

Income before provision for income taxes            44,255                37,120
    Provision for income taxes                      17,472                14,787
                                         -----------------    ------------------

Income before preferred stock dividends             26,783                22,333
    Accretion of discount and dividends
    accrued on mandatorily redeemable
    preferred stock                                  5,319                 1,096
                                         -----------------    ------------------
Net income available to common
    shareholders                          $         21,464       $        21,237
                                         =================    ==================

Accumulated deficit, begining of
    period                                $       (75,389)       $      (31,036)
Net income available to common
    shareholders                                    21,464                21,237
                                         -----------------    ------------------
Accumulated deficit, end of period        $       (53,925)       $       (9,799)
                                         =================    ==================


Basic earnings per common share (note 3)
    Net income available to common
    shareholders                          $           0.71       $          0.70
                                         =================    ==================
    Weighted average common shares
    outstanding                                 30,423,073            30,286,773
                                         =================    ==================

Fully diluted earnings per common share (note 3)
    Net income available to common
    shareholders                          $           0.42       $          0.68
                                         =================    ==================
    Weighted average common shares
    outstanding                                 60,267,685            33,063,047
                                         =================    ==================









                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)



                                            40 weeks ended        39 weeks ended
                                            April 30, 2000        April 25, 1999
                                                        (unaudited)

Net revenues:
    Resort                                $        275,228     $         277,833
    Real estate                                     97,849                21,109
                                         -----------------     -----------------
       Total net revenues                          373,077               298,942

Operating expenses:
    Resort                                         177,403               171,897
    Real estate                                     89,220                20,459
    Marketing, general and administrative           40,099                43,267
    Depreciation and amortization                   43,202                41,450
                                         -----------------      ----------------
    Total operating expenses                       349,924               277,073
                                         -----------------      ----------------

Income from operations                              23,153                21,869
    Interest expense                                25,516                29,213
                                         -----------------      ----------------

Loss before provision for (benefit from)
    income taxes                                   (2,363)               (7,344)
    Provision for (benefit from) income
    taxes                                            2,472                 (768)
                                         -----------------      ----------------

Loss before extraordinary item and
      accounting change                            (4,835)               (6,576)
    Extraordinary loss, net of tax benefit
      of $396 (note 6)                                 621                    --
    Cumulative effect of change in accounting
      principle, net of tax benefit of $449
      (note 2)                                         704                    --
                                         -----------------      ----------------

Loss before preferred stock dividends              (6,160)               (6,576)
    Accretion of discount and dividends
    accrued on mandatorily redeemable
    preferred stock                                 15,454                 3,234
                                         -----------------      ----------------
Net loss available to common shareholders $       (21,614)      $        (9,810)
                                         =================      ================


Retained earnings (accumulated deficit),
    beginning of period                   $       (32,311)      $             11

Net loss available to common shareholders         (21,614)               (9,810)
                                         -----------------      ----------------
Accumulated deficit, end of period        $       (53,925)      $        (9,799)
                                         =================      ================

Basic and fully diluted loss per common
    share (note 3)
    Loss from continuing operations       $         (0.67)      $         (0.32)
    Extraordinary loss, net of taxes                (0.02)                    --
    Cumulative effect of change in
    accounting principle, net of taxes              (0.02)                    --
                                         -----------------      ----------------
    Net loss available to common
    shareholders                          $         (0.71)      $         (0.32)
                                         =================      ================

Weighted average common shares
    outstanding - basic and diluted             30,352,301            30,286,357
                                         =================      ================








                     See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheet
               (In thousands, except share and per share amounts)

                                           April 30, 2000          July 25, 1999
                                            (unaudited)
Assets
Current assets
    Cash and cash equivalents             $         10,088      $          9,003
    Restricted cash                                  7,843                 6,628
    Accounts receivable                             11,653                 6,474
    Inventory                                        9,615                10,837
    Prepaid expenses                                 6,386                 5,309
    Deferred income taxes                            4,273                 4,273
                                         -----------------       ---------------
       Total current assets                         49,858                42,524

Property and equipment, net                        528,968               529,154
Real estate developed for sale                     231,372               207,745
Goodwill                                            75,339                76,672
Intangible assets                                   22,259                22,987
Deferred financing costs                            11,351                 9,279
Other assets                                        18,384                19,141
                                         -----------------       ---------------
   Total asset                            $        937,531       $       907,502
                                         =================       ===============

Liabilities, Mandatorily Redeemable
Preferred Stock and Shareholders' Equity
Current liabilities
    Current portion of long-term debt     $         12,487       $        61,555
    Accounts payable and other current
    liabilities                                     89,877                77,951
    Deposits and deferred revenue                   13,181                20,850
                                         -----------------       ---------------
       Total current liabilities                   115,545               160,356

Long-term debt, excluding current portion          256,346               313,844
Subordinated notes and debentures,
    excluding current portion                      127,263               127,062
Other long-term liabilities                         15,157                15,687
Deferred income taxes                               11,688                10,062
                                         -----------------       ---------------
     Total liabilities                             525,999               627,011

Mandatorily  Redeemable 10 1/2% Preferred
    Stock, par value of $1,000 per share;
    40,000 shares authorized; 36,626 shares
    issued and outstanding; including
    cumulative dividends (redemption value
    of $47,442 and $43,836, respectively)           47,442                43,836
Mandatorily  Redeemable 8 1/2% Series B
    Preferred Stock, par value of $1,000 per
    share;  150,000  shares  authorized,
    issued  and  outstanding;   including
    cumulative dividends (redemption value of
    $159,448 and $0, respectively)                 148,388                    --

Shareholders' Equity
    Common stock, Class A, par value of $.01
    per share; 15,000,000 shares authorized;
    14,760,530 issued and outstanding                  148                   148
    Common stock, par value of $.01 per share;
    100,000,000  shares  authorized; 15,662,543
    and 15,526,243 issued and outstanding,
    respectively                                       157                   155
    Additional paid-in capital                     269,322               268,663
    Accumulated deficit                           (53,925)              (32,311)
                                         -----------------       ---------------
       Total shareholders' equity                  215,702               236,655
                                         =================       ===============
Total liabilities, mandatorily redeemable
    preferred stock and shareholders'
    equity                                $        937,531       $       907,502
                                         =================       ===============







                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)


                                              40 weeks ended      39 weeks ended
                                              April 30, 2000      April 25, 1999
                                                          (unaudited)
Cash flows from operating activities
Net loss                                 $         (6,160)       $       (6,576)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                   43,202                41,450
    Amortization of discount on debt                   274                   247
    Deferred income taxes                            1,626                 (768)
    Stock compensation charge                          388                   644
    Extraordinary loss                               1,017                    --
    Cumulative effect of change in
        accounting principle                         1,154                    --
    (Gain)/loss from sale of assets                (1,477)                    95
    Decrease (increase) in assets:
       Restricted cash                             (1,215)                 (555)
       Accounts receivable                         (5,179)               (5,471)
       Inventory                                     1,222                   (4)
       Prepaid expenses                            (1,392)                 1,264
       Real estate developed for sale             (52,629)              (71,549)
       Other assets                                  1,930               (3,632)
    Increase (decrease) in liabilities:
       Accounts payable and other current
        liabilities                                 11,926                50,463
       Deposits and deferred revenue               (7,669)                10,556
       Other long-term liabilities                   1,300                 1,235
       Other, net                                      (3)                     5
                                          ----------------       ---------------
Net cash provided by (used in) operating
    activities                                    (11,685)                17,404
                                         -----------------       ---------------

Cash flows from investing activities
       Capital expenditures                       (18,994)              (43,319)
       Proceeds from sale of assets                 10,020                   365
       Long-term investments                       (1,278)                 1,250
       Payments for purchase of businesses           (162)                    --
                                         -----------------       ---------------
Net cash used in investing activities             (10,414)              (41,704)
                                         -----------------       ---------------

Cash flows from financing activities
       Net proceeds from issuance of
          mandatorily redeemable securities        136,540                    --
       Net repayment of Senior Credit
          Facility                               (123,169)              (46,794)
       Proceeds from long-term debt                    147                19,920
       Proceeds from non-recourse real
          estate debt                              104,937                71,223
       Repayment of long-term debt                 (9,308)               (6,730)
       Repayment of non-recourse real
          estate debt                             (79,843)              (18,211)
       Deferred financing costs                    (4,563)               (1,371)
       Repayment of demand note,
          Principal Shareholder                    (1,830)                    --
       Proceeds from exercise of stock options         273                    --
                                         -----------------       ---------------
Net cash provided by financing activities           23,184                18,037
                                         -----------------       ---------------

Net increase in cash and cash equivalents            1,085               (6,263)
Cash and cash equivalents, beginning of
        period                                       9,003                15,370
                                         -----------------       ---------------
Cash and cash equivalents, end of period $          10,088       $         9,107
                                         =================       ===============


Supplementary disclosure of non-cash item:
Non-cash transfer of real estate
    developed for sale to fixed assets   $         28,268        $             -




                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. General. American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries (together with the Parent, the "Company"). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2000 is a fifty-three week reporting period with the second quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. Fiscal 1999 was a fifty-two week reporting period with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

         2. Accounting Change. In the first quarter of fiscal 2000, the Company changed its method of accounting for start-up costs in accordance with its adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). The change involved expensing all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. The initial adoption of SOP 98-5 resulted in the write-off of $1.2 million of start-up costs that had previously been capitalized as of July 25, 1999. The net effect of the write-off of $704,000 (which is net of income tax benefits of $449,000) has been expensed and reflected as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the 40 weeks ended April 30, 2000.

         3. Earnings (loss) per Common Share. Effective January 25, 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share for public entities. Earnings (loss) per common share for the 13 weeks, and the 40 and 39 weeks ending April 30, 2000 and April 25, 1999, respectively, were determined based on the following data (in thousands):

                                                 13 weeks ended    13 weeks ended    40 weeks ended    39 weeks ended
                                                 April 30, 2000    April 25, 1999    April 30, 2000    April 25, 1999
                                                ----------------  ----------------  ----------------  ----------------
Income/(loss) before preferred stock dividends
   and accretion and extraordinary items        $        26,783   $        22,333   $       (4,835)   $       (6,576)
Accretion of discount and dividends accrued
   on mandatorily redeemable preferred stock              5,319             1,096            15,454             3,234
                                                ----------------  ----------------  ----------------  ----------------
Income/(loss) before extraordinary items -
   basic                                                 21,464            21,237          (20,289)           (9,810)
10 1/2% Series A Preferred Stock dividend
   requirements                                               -             1,096                 -                 -
Series B Preferred Stock dividend
   requirements                                           4,093                 -                 -                 -
                                                ----------------  ----------------  ----------------  ----------------
Income/(loss) before extraordinary items -
   diluted                                               25,557            22,333           (20,289)          (9,810)
Extraordinary loss, net of taxes                              -                 -                621                -
Cumulative effect of change in
   accounting principle, net of taxes                         -                 -                704                -
                                                ----------------  ----------------  ----------------  ----------------
Net income/(loss) available
   to common shareholders - diluted             $        25,557   $        22,333   $       (21,614)  $       (9,810)
                                                ================  ================  ================  ================






                                                 13 weeks ended    13 weeks ended    40 weeks ended    39 weeks ended
                                                 April 30, 2000    April 25, 1999    April 30, 2000    April 25, 1999
                                                ----------------  ----------------  ----------------  ----------------
                  Shares
Weighted average shares outstanding - basic              30,423            30,287            30,375            30,286

Effect of dilutive securities:
    Common stock options                                     97               343                 -                 -
    Convertible 10 1/2% Series A Preferred Stock              -             2,433                 -                 -
    Convertible Series B Preferred Stock                 29,748                 -                 -                 -
                                                ----------------  ----------------  ----------------  ----------------
Weighted average shares outstanding - diluted            60,268            33,063            30,375            30,286
                                                ================  ================  ================  ================


         The  Company  had  36,626  shares  of  Mandatorily  Redeemable  10 1/2%
Convertible Preferred Stock outstanding as of April 30, 2000 which are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 683,750 and 2,191,547 as of April 30, 2000 and April 25, 1999, respectively, of exercisable common stock options outstanding which are excluded from the dilutive share calculation because in each case the exercise price is greater than the average share price for the periods presented.

         4. Income Taxes. The net deferred income tax liability includes the tax benefit of cumulative net operating losses and other tax attributes, net of the reduction in current income taxes payable resulting principally from the excess of depreciation reported for income tax purposes over that reported for financial reporting purposes. The provision for income taxes includes a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Series B Preferred Stock Transaction described in footnote 7, the realization of the tax benefit from certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Series B Preferred Stock Transaction.

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

                  13 weeks ended  13 weeks ended  40 weeks ended  39 weeks ended
                  April 30, 2000  April 25, 1999  April 30, 2000  April 25, 1999
                  --------------  --------------  --------------  --------------
                                           (in thousands)
Revenues:
    Resorts       $      149,942  $      154,317  $      275,228  $      277,833
    Real Estate           73,153          10,324          97,849          21,109
                  --------------  --------------  --------------  --------------
Total             $      223,095  $      164,641  $      373,077  $      298,942
                  --------------  --------------  --------------  --------------

Income (loss) before
benefit from income taxes
    Resorts       $       37,935  $       37,756  $      (3,303)  $      (2,555)
    Real Estate            6,320           (636)             940         (4,788)
                  --------------  --------------  --------------  --------------
Total             $       44,255  $       37,120  $      (2,363)  $      (7,344)
                  --------------  --------------  --------------  --------------


         6. Long Term Debt. The Company established a senior credit facility on November 12, 1997. On October 12, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006. In conjunction with the restructuring of the Senior Credit Facility, the Company wrote-off a pro-rata portion of its existing deferred financing costs in the amount of $1.0 million, or $0.6 million net of income taxes, which is included in the accompanying Condensed Consolidated Statement of Operations for the 40 weeks ended April 30, 2000 as an extraordinary loss.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is collateralized by substantially all the assets of the Company, except its real estate development subsidiaries, which are not borrowers under the Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving portion of the Senior Credit Facility is subject to an annual 30-day clean down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure under the revolving portion of the facility is not permitted to exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter.

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

        The maximum availability under the revolving portion of the Senior Credit Facility reduces over its term by certain prescribed amounts. The term portion of the Senior Credit Facility amortizes in five annual installments of $650,000 payable on May 31 of each year, commencing May 31, 2000, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. In addition, the Senior Credit Facility requires mandatory prepayment of the term portion and a mandatory reduction in the availability under the revolving portion of an amount equal to 50% of Consolidated Excess Cash Flows (as defined in the credit agreement) during any period in which the Excess Cash Flow Leverage Ratio (as defined in the credit agreement) exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million.

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

         The Company entered into an amendment to the Senior Credit Facility effective March 6, 2000 (the "Credit Facility Amendment") which significantly modifies the covenant requirements for the current quarter and on a prospective basis. The Credit Facility Amendment requires the following minimum quarterly EBITDA levels starting with the Company's current third quarter of fiscal 2000:

              Fiscal Quarter                        Minimum EBITDA
              ----------------------------------------------------
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

         The Credit Facility Amendment also places restrictions on the maximum amount outstanding under the revolving portion of the Senior Credit Facility for the period from May 1 through December 3, 2000. During this period, revolving credit advances shall not exceed the following amounts at any time during the indicated montly periods:

              Monthly                               Maximum
              Period Ending                         Revolver Usage
              ----------------------------------------------------
              June 4, 2000                          $39,000,000
              July 2, 2000                          $53,000,000
              July 30, 2000                         $60,000,000
              September 3, 2000                     $70,000,000
              October 1, 2000                       $80,000,000
              October 29, 2000                      $85,000,000
              December 3, 2000                      $90,000,000

         7. Series B Preferred Stock Transaction. Pursuant to a Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million. The Company used approximately $129 million of the proceeds to reduce indebtedness under its Senior Credit Facility, approximately $30 million of which has been reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"). The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million.

      The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 50.0% of the Company's outstanding common stock and Class A common stock as of April 30, 2000. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and the Chairman and Chief Executive Officer of the Company, Leslie B. Otten, have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and Mr. Otten together elect eight of the eleven members of the Company's Board.

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

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

         The following is management's discussion and analysis of financial condition and results of operations for the 13 and 40 weeks ended April 30, 2000. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report and the audited financial statements and related notes contained in our Form 10-K filed with the Securities and Exchange Commission on October 23, 1999.

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to replenish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in its periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities Exchange Commission that advise interested parties of the factors which effect the Company's business.

         The Oak Hill Transaction. On August 9, 1999, the Company consummated the sale of 150,000 shares of its Series B Convertible Exchangeable Preferred Stock (the "Series B Preferred Stock") to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill"). The Company realized gross proceeds of $150 million on the Series B Preferred Stock sale. The Company used $128.6 million of the proceeds to reduce indebtedness under its Senior Credit Facility (as defined in Footnote 6 to the accompanying financial statements), approximately $30 million of which has been reborrowed and invested in the Company's principal real estate development subsidiary, American Skiing Company Resort Properties, Inc., ("Resort Properties"). The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from the Company's principal shareholder certain strategic assets and to repay a demand note issued by a subsidiary of the Company to the Company's principal shareholder, in the aggregate amount of $5.4 million.

Liquidity and Capital Resources

         Short-Term. The Company's primary short-term liquidity needs are funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding its fiscal 2000 capital improvement program and servicing indebtedness. Cash requirements for ski-related and real estate development activities are provided by separate sources. The Company's primary sources of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of its non-real estate subsidiaries and borrowings under the Senior Credit
Facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a $58 million term loan facility established through Resort Properties (the "Resort Properties Term Facility") and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These construction financing facilities and Resort Properties Term Facility (collectively, the "Real Estate Facilities") are without recourse to the Company and its resort operating subsidiaries. The Real Estate Facilities are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including, without limitation, the assets and stock of Grand Summit Resort Properties, Inc. ("GSRP"), the Company's primary hotel development subsidiary. As of April 30, 2000, the book value of the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, were approximately $304.2 million.

         Resort Liquidity. The Company has established a $165 million senior credit facility (the "Senior Credit Facility") consisting of a $100 million revolving portion and a $65 million term portion. As of June 2, 2000, total borrowings under the revolving credit were $42.4 million and $7.6 million of availability was allocated to cover outstanding letters of credit. The revolving portion of the Senior Credit Facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

        The maximum availability under the revolving portion of the Senior Credit Facility reduces over its term by certain prescribed amounts. The term portion of the Senior Credit Facility amortizes in five annual installments of $650,000 payable on May 31 of each year, commencing May 31, 2000, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of June 2, 2000, the outstanding balance of the term portion has been reduced by $650,000 to $64.4 million. In addition, the Senior Credit Facility requires mandatory prepayment of the term portion and a mandatory reduction in the availability under the revolving portion of an amount equal to 50% of Consolidated Excess Cash Flows (as defined in the credit agreement) during any period in which the Excess Cash Flow Leverage Ratio (as defined in the credit agreement) exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million. Management does not presently expect to generate Consolidated Excess Cash Flows during fiscal 2000 or fiscal 2001.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The Senior Credit Facility is secured by substantially all the assets of the Company, except those of its real estate development subsidiaries (consisting of Resort Properties and its subsidiaries which are not borrowers under the Senior Credit Facility) (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). The revolving portion of the facility is subject to an annual 30-day clean down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter. The Company successfully completed the 30-day clean down requirement for fiscal 2000 on April 30, 2000.

        The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Restricted Subsidiaries' consolidated net income after April 25, 1999, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Restricted Subsidiaries' debt to EBITDA ratio (as defined within the Senior Credit Facility) to exceed 4.0 to 1. Based upon these restrictions (as well as additional restrictions discussed below), the Company does not expect that it will be able to pay cash dividends on its common stock, 10.5% Senior Preferred Stock or Series B Senior Preferred Stock during fiscal 2001 or fiscal 2002.

        Due to the adverse weather conditions in the eastern United States, Utah and the Sierra Nevadas during the Company's second fiscal quarter of 2000, and its effect on the Company's second quarter revenue, EBITDA and net income, the Company entered into an amendment to the Senior Credit Facility on March 6, 2000 (the "Credit Facility Amendment") which (i) suspended the Company's second quarter financial covenant requirements, (ii) significantly modified the financial covenant requirements of the Senior Credit Facility for the Company's second and third fiscal quarters and on a prospective basis, (iii) established minimum quarterly EBITDA levels starting with the Company's third quarter of fiscal 2000 through the second quarter of fiscal 2002, and (iv) established monthly restrictions on the maximum amount outstanding under the revolving portion of the Senior Credit Facility for the period from May 1 through December 3, 2000. The Company exceeded its required minimum EBITDA level of $60 million under the Credit Facility Amendment for the third fiscal quarter of 2000 and the Company successfully fulfilled the maximum usage requirement for the monthly period ended June 4, 2000. Based upon historical operations, management presently anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility, as amended by the Credit Facility Amendment. Failure to meet one or more of these covenants could result in an event of default under the Senior Credit Facility. In the event that such default were not waived by the lenders holding a majority of the debt under the Senior Credit Facility, such default would also constitute defaults under one or more of the Textron Facility, the Resort Properties Term Loan, and the Indenture (each as hereinafter defined), the consequences of which would likely be material and adverse to the Company.

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

        Management believes that its current capital resources, along with anticipated results from operations, will be sufficient to fund non-real estate operating and maintenance capital needs at the Company's resorts for the foreseeable future.

        Under the Indenture related to the 12% Senior Subordinated Notes, due 2006 (the "Indenture"), the Company is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

         Real Estate Liquidity. Funding of working capital for Resort Properties and its fiscal 2000 real estate development program is provided by the Resort Properties Term Facility and net proceeds from the sale of real estate developed for sale after required construction loan repayments.

         The Resort Properties Term Facility has a maximum principal amount of $58 million (reduced by a reserve for interest payments), bears interest at a variable rate equal to Fleet National Bank's base rate plus 8.25%, or a current rate of 17.75% per annum (payable monthly in arrears), and matures on June 30, 2001. As of June 2, 2000, the Resort Properties Term Facility was fully drawn with $53.9 million outstanding and a $4.1 million interest reserve. The Resort Properties Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP). As of April 30, 2000, the book value of the total assets that collateralized the Resort Properties Term Facility, and are included in the accompanying consolidated balance sheet, was approximately $304.2 million. The Resort Properties Term Facility is non-recourse to the Parent and its resort operating subsidiaries.

         In conjunction with the Resort Properties Term Facility, Resort Properties entered into a syndication letter with Fleet National Bank (the "Syndication Letter") pursuant to which Fleet National Bank agreed to syndicate up to $43 million of the Resort Properties Term Facility. Under the terms of the Syndication Letter, one or more of the terms of the Resort Properties Term Facility (excepting certain terms such as the maturity date and commitment fee) may be altered depending on the requirements for syndication of the facility; however, no alteration of the terms of the facility may occur without the consent of Resort Properties. It may be necessary for one or more of the terms of the Resort Properties Term Facility to be altered in order to syndicate the facility, and such alterations could be material and adverse to the Company. As of June 1, 2000, Fleet National Bank was actively engaged in syndicating the Resort Properties Term Facility. The Syndication Letter also provides that, prior to syndication of at least $33 million of the Resort Properties Term Facility, Fleet National Bank may at its option, require repayment of the outstanding balance of the facility within 120 days of its request for repayment by Resort Properties. If the syndication is unsuccessful and Fleet National Bank were to require repayment, there can be no assurance that the Company could secure replacement financing for the Resort Properties Term Facility. The failure to secure replacement financing on terms similar to those existing under the Resort Properties Term Facility could result in a material adverse effect on the liquidity of Resort Properties and its subsidiaries, including GSRP, and could also result in a default under the Indenture and the Senior Credit Facility.

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

         As of June 2, 2000, the amount outstanding under the Textron Facility was $93.5 million. The Textron Facility matures on September 24, 2002 and bears interest at the rate of prime plus 2.5% per annum, or a current rate of 11.5%. The principal of the Textron Facility is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 50% and 80% of the net proceeds of each closing. The Textron Facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak and The Canyons), and is subject to covenants, representations and warranties customary for this type of construction facility. The Textron Facility is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of GSRP, having a total book value of $220.3 million as of April 30, 2000, which comprise substantial assets of the Company). The Grand Summit Hotel at The Canyons opened during the Company's third fiscal quarter, during which the Company received $40.6 million in proceeds from the closing of pre-sales. Eighty percent of the net proceeds from the closings of those pre-sales have been applied to the outstanding principal balance of the Textron Facility.

         The remaining hotel project commenced by the Company in 1998, the Sundial Lodge project at The Canyons, was financed through (i) a $29 million construction loan facility between Canyons Resort Properties, Inc., (a wholly owned subsidiary of Resort Properties) and KeyBank, N.A. (the "Key Facility") and (ii) an $8 million intercompany loan from Resort Properties. The Sundial Lodge opened during the Company's second fiscal quarter, during which the Company received $17.8 million in proceeds from the closing of pre-sales. The Company received an additional $21.2 million in proceeds from unit sale closings at this project in its third fiscal quarter. The proceeds of these unit sales have been used to fully repay the Key Facility.

         The Company's fiscal 2000 business plan anticipates the commencement of between one and three real estate projects in the Summer of 2000. The projects presently under consideration for Summer 2000 commencement are: a Grand Summit Hotel at Heavenly and townhomes at The Canyons and Sunday River. The timing and extent of these projects are subject to factors which may be beyond the Company's control, including local and state permitting requirements, market demand, the Company's cash flow requirements and the availability of external capital.

         Due to construction delays and cost increases at the Company's Canyons and Steamboat Grand Summit Hotel projects, real estate capital resources and liquidity are limited. While management believes Resort Properties' capital resources and liquidity are currently adequate to complete the Steamboat project (the Canyons project has already been completed), further delays or cost overruns, at the Steamboat project, could result in shortfalls in available capital and delay completion of that project.

         Long-Term. The Company's primary long-term liquidity needs are to fund skiing-related capital improvements at certain of its resorts and development of its slope side real estate. The Company has invested over $165 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the Senior Credit Facility, the Company expects its resort capital programs for the next several fiscal years will be more limited in size. The Company's fiscal 2000 resort capital program is estimated at approximately $20 million, exclusive of the $2.8 million of assets purchased in conjunction with the Oakhill Transaction, (of which $12.9 million had been expended as of April 30, 2000), plus such additional amounts as are expended on the Heavenly Gondola project, on which construction has commenced and $4.6 million had been expended as of April 30, 2000. The Company's preliminary estimate of its fiscal 2001 resort capital program is approximately $13 million.

         The Company's largest long-term capital needs relate to: (i) certain resort capital expenditure projects (including the Heavenly Gondola for approximately $30 million), (ii) the Company's real estate development program, and (iii) repayment of the Company's Mandatorily Redeemable 10.5% Preferred Stock (discussed below). For its 2001 and 2002 fiscal years, the Company anticipates its annual maintenance capital needs to be approximately $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of the Company's growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         The Company's practice is to finance on-mountain capital improvements through resort cash flow, capital leases and its Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the Senior Credit Facility. The Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of
(i) $35 million or (ii) the total of (a) the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less (b) consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada, which the Company currently plans to construct during the 2000 and 2001 fiscal years. Management believes that these capital expenditure amounts will be sufficient to meet the Company's needs for non-real estate capital improvements for the near future.

         The Company's business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses at its resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond the Company's control, as well as to the Company's cash flow requirements and availability of external capital. The Company's real estate development is undertaken through the Company's real estate development subsidiary, Resort Properties. Recourse on indebtedness incurred to finance this real estate development is limited to Resort Properties and/or its subsidiaries (including
GSRP). Such indebtedness is generally collateralized by the projects financed under the particular indebtedness, which, in some cases, constitutes a significant portion of the assets of the Company. As of April 30, 2000, the total assets that collateralized the Real Estate Facilities, and are included in the accompanying consolidated balance sheet, totaled approximately $304.2 million. Resort Properties' seven existing development projects are currently being funded by the Resort Properties Term Facility and the Textron Facility,

         The Company expects to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to the Company and its resort operating subsidiaries. Although this financing is expected to be non-recourse to the Company and its resort subsidiaries, it will likely be collateralized by existing and future real estate projects of the Company that may constitute significant assets of the Company. Required equity contributions for these projects must be generated before those projects can be undertaken, and the projects are subject to mandatory pre-sale requirements under the Resort
Properties Term Facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and potential sales of equity or debt interests in Resort Properties and/or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and no assurance can be given that they will be available on satisfactory terms. The Company will be required to establish both equity sources and construction facilities or other financing arrangements for these projects before undertaking each development.

         The Company issued $17.5 million of convertible preferred stock and $17.5 million of convertible notes in July 1997 to fund development at The Canyons. These securities were converted on November 12, 1997 into Mandatorily Redeemable 10 1/2% Preferred Stock of the Company. The Mandatorily Redeemable 10 1/2% Preferred Stock is exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. In the event that the Mandatorily Redeemable 10 1/2% Preferred Stock is held to its maturity date of November 15, 2002, the Company will be required to pay the holders the face value of $36.6 million plus an estimated $25.4 million of dividends in arrears. So long as the Mandatorily Redeemable 10 1/2% Preferred Stock remains outstanding, the Company may not pay any cash dividends on its common stock or Series B Preferred Stock unless accrued and unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock have been paid in cash on the most recent due date. Because the Company has been accruing unpaid dividends on the Mandatorily Redeemable 10 1/2% Preferred Stock, the Company is not presently able to pay cash dividends on its common stock or Series B Preferred Stock and management does not expect that the Company will have this ability during fiscal 2001 and fiscal 2002.


                        Changes in Results of Operations

           For the 13 weeks ended April 30, 2000 compared to the 13 weeks ended April 25,1999.

         The Company's fiscal year 2000 consists of a fifty-three week reporting period compared to fifty-two weeks in fiscal 1999, with the additional week included in the Company's second fiscal quarter. Because the second quarter extended one week later in fiscal 2000, the 13 week time period that comprises the current third fiscal quarter includes one more week at the end of the ski season (the week ending April 30, 2000), during which time the Company usually experiences operating losses, in the place of one week during the height of the ski season (the week ending January 30, 2000), during which time the Company usually generates significant resort revenues and operating profits. Therefore, the results of the 13 weeks ended April 30, 2000 (January 31, 2000 to April 30,
2000) are not directly comparable to the 13 weeks ended April 25, 1999 (January 24, 1999 to April 25, 1999). The following discussion and analysis compares the results of resort operations in the current fiscal quarter to the comparable time period in the prior year, as if the third quarter of fiscal 1999 went from February 1, 1999 to May 1, 1999 ("the Comparable Quarter"). The different weeks in quarter 3 of fiscal 2000 as compared to quarter 3 of fiscal 1999 is not considered to have a material impact on the comparability of the results from real estate operations due to the intermittent nature of the Company's real estate sales activity. Therefore, the timing of the weeks in the fiscal quarters is not addressed separately in the discussion of the changes in results of real estate operations.

Resort Operations:
         Substantial natural snowfall at all resorts and in key market areas late in the Company's second fiscal quarter revived sluggish early season skier traffic heading into the current third quarter. This momentum continued into February, during which fresh snowfall and good weather for the Presidents Holiday weekend produced three-day attendance records at almost all of the Company's resorts. Skier traffic (and operating results) continued to be strong into March, but warm weather nation-wide and sustained rainfall in the East brought an early end to the ski season and as a result April resort revenues and operating profits fell short of the prior year.

         Resort revenues decreased slightly in the third fiscal quarter of 2000 compared to the third quarter of fiscal 1999, from $154.3 million to $149.9 million. However, when matched-up to the Comparable Quarter in fiscal 1999, resort revenues actually increased by $6.7 million. $1.5 million of this increase is attributable to lodging, food & beverage and retail revenues generated at the recently opened Sundial and Grand Summit Hotels at The Canyons. Paid skier days of 1.8 million for the current quarter were consistent with the Comparable Quarter of fiscal 1999. Resort revenues, exclusive of the $1.5 million from the new hotels at The Canyons, were up $5.2 million over the Comparable Quarter in fiscal 1999 on similar paid skier days as a result of higher yields per paid skier day across all resorts. These increased yields were due mainly to enhanced pricing on lift tickets, food & beverage and lodging services.

         The Resort segment generated a $37.9 million profit before income taxes and preferred dividends for the current fiscal quarter, compared to a $37.8 million profit in the third quarter of fiscal 1999. However, Resort operating profit before income taxes and preferred dividends actually increased by $6.5 million over the Comparable Quarter in fiscal 1999. The $6.7 million increase in resort revenues noted above was offset by a $3.6 million increase in resort operating costs, the majority of which (approximately $2.5 million) were related to the opening of the two new hotels at The Canyons and pre-opening charges incurred for the Grand Summit Hotel at Steamboat, which is currently under construction. The Company also experienced a $2.6 million reduction in resort interest expense in the current quarter due to the reduced level of debt outstanding under the Company's senior credit facility in fiscal 2000 resulting from the pay-down on that facility from the proceeds of the Series B Preferred Stock issuance.


Real Estate Operations:
         Real estate revenues increased by $62.9 million in the current quarter compared to fiscal 1999, from $10.3 million to $73.2 million. During its second fiscal quarter, the Company began delivering units in the Sundial Lodge whole-ownership condominium hotel located at The Canyons resort in Park City, Utah. The delivery of substantially all of the remaining units in the Sundial Lodge occurred in the Company's current third fiscal quarter, accounting for $21.2 million of real estate revenues in the quarter. Also at The Canyons, the Company commenced delivery of quartershare units in its new Grand Summit Hotel, contributing an additional $40.6 million in revenues during the current quarter. Continuing sales of quartershare units of the existing Grand Summit Hotels at the Company's Eastern resorts contributed $9.5 million in real estate revenues for the current quarter compared to $8.3 million in the third quarter of fiscal 1999, an increase of $1.2 million. The overall sell-out of these projects remains strong as both the Jordan Grand at Sunday River and the Grand Summit at Killington are now over 95% sold-out, with the Grand Summit at Mount Snow over 65% and Attitash Bear Peak over 55% sold-out.

         The Real Estate segment generated a profit before income taxes of $6.3 million for the third quarter of fiscal 2000, compared to a $0.6 million loss in the third quarter of fiscal 1999. The initial delivery of quartershare units in the new Grand Summit Hotel at the Company's resort at The Canyons generated $13.3 million in pre-tax earnings during the current quarter. Pre-tax profits form the sale of quartershare units in the existing Grand Summit Hotels at the Company's Eastern resorts decreased by $0.8 million, from $3.8 million in the third quarter of fiscal 1999 to $3.0 million in the current quarter. The reduced profit margins on the sale of Eastern resort quartershare units is attributed to additional costs incurred to up-fit the remaining units, as well as an aggressive pricing plan implemented to accelerate final unit sales at Killington and Sunday River. Marketing, general and administrative costs increased by $4.8 million in the current quarter compared to the third quarter of fiscal 1999, mainly due to sales commissions and marketing activity related to unit sales at the Sundial Lodge and Grand Summit Hotel at The Canyons.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $4.2 million, from $1.1 million for the third quarter of fiscal 1999 to $5.3 million for the current quarter. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of 8 1/2% Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.


                        Changes in Results of Operations
          For the 40 weeks ended April 30, 2000 compared to the 39 weeks ended April 25, 1999.

Resort Operations:
         Resort revenues decreased $2.6 million, or 1.0%, for the nine months ended April 30, 2000 compared to the nine months ended April 25, 1999, from $277.8 million to $275.2 million. Paid skier days were down approximately 5.8% over the same period, from 3.2 million in fiscal 1999 to 3.0 million in fiscal 2000. This decrease was primarily due to warm weather patterns in early November, a rainy Thanksgiving weekend in the East and a warm, dry December nationwide. The December holiday week was also negatively impacted by the overall softness in the travel industry due to Y2K concerns and the lack of natural snowfall in key market areas. Substantial natural snowfall at all resorts and in key market areas late in the Company's second fiscal quarter revived sluggish early season skier traffic. This momentum continued into February, during which fresh snowfall and good weather for the Presidents holiday weekend produced three-day attendance records at almost all of the Company's resorts. Skier traffic continued to be strong into March, but warm weather nation-wide and sustained rainfall in the East brought an early end to the ski season and April revenues fell short of the prior year.

         Revenues from lift ticket and retail sales were down a combined $5.3 million, or 3%, from the prior year due mainly to the decrease in paid days for the year. Food and beverage and lodging services revenues were relatively flat compared to the prior year, as revenues generated from the two new hotels at The Canyons offset the effect of the decrease in skier days. Skier development revenues actually increased by $0.7 million, or 3%, in the fiscal 2000 period, as the Company continued to realize the benefits of its new skier development programs instituted in fiscal 1999 in conjunction with the opening of new Sprint Perfect Turn Discovery Centers at four of its Eastern resorts. The Company also realized $1.6 million in net gains from the sale of non-strategic assets during the first quarter of fiscal 2000.

         The Resort segment generated a $3.3 million loss before income taxes for the nine months ended April 30, 2000, compared to a $2.6 million pre-tax loss in the corresponding period of the prior year. This $0.7 million increase in the year-to-date pre-tax loss is derived from (i) a $5.0 million decrease in resort earnings before interest, taxes and depreciation, (ii) a $1.6 million increase in depreciation expense, and (iii) an offsetting $5.7 million decrease in interest expense. The decrease in resort earnings before interest, taxes and depreciation is derived from the net effect of (i) the $2.6 million decrease in resort revenues described above, (ii) a $5.5 million increase in resort operating expenses due mainly to costs associated with the activities necessary to prepare for the openings of the two new hotels at The Canyons and the Grand Summit Hotel at Steamboat, increased snowmaking and maintenance costs, food and beverage and lodging costs and retail costs of goods sold, and (iii) a $3.2 million reduction in marketing, general and administrative expenses. The increase in resort depreciation expense is due to the approximately $19 million in capital expenditures made at the Company's resorts during fiscal 2000. The reduction in interest expense in fiscal 2000 is due primarily to the reduced level of debt outstanding under the Company's Senior Credit Facility as a result of the paydown on that facility from the proceeds of the Series B Preferred Stock issuance.

Real Estate Operations:
         Real estate revenues increased by $76.7 million for the first nine months of fiscal 2000 compared to the same period in fiscal 1999, from $21.1 million to $97.8 million. The delivery of units in the Sundial whole-ownership condominium hotel and the new Grand Summit Hotel at The Canyons accounted for $39.0 million and $40.6 million, respectively, of real estate revenues in fiscal 2000. Slight decreases in real estate revenues are derived from (i) $2.4 million of revenue recognized in fiscal 1999 from the sale of townhouses at Sunday River, with no corresponding sales of townhouses at Sunday River in fiscal 2000 and (ii) a $0.7 million decrease in revenue from quartershare unit sales at the existing Grand Summit Hotels at the Company's Eastern resorts.

         The Real Estate segment generated a profit before income taxes of $0.9 million for the nine months ended April 30, 2000, compared to a $4.8 million pre-tax loss in the comparable period of fiscal 1999. The Company has realized $13.3 million in pre-tax profit from the sale of units at the new Grand Summit Hotel at The Canyons resort for the nine months ending April 30, 2000. Offsetting this increase was (i) a $4.1 million increase in sales and marketing and administrative costs primarily related to unit sales at the Sundial Lodge and Grand Summit Hotel at The Canyons, (ii) a $1.5 million decrease in gross profit from sales of Eastern Grand Summit quartershare units, (iii) a $2.0 million increase in real estate interest expense as a result of an increase in real estate related debt outstanding, and (iv) certain non-recurring charges related to final settlement costs for construction of the Grand Summit Hotels at Sunday River and Killington.

      Provision for (benefit from) income taxes increased $3.3 million, from a benefit of $0.8 million in the first nine months of fiscal 1999 to a provision of $2.5 million in the first nine months of fiscal 2000. The increase in the provision is due primarily to a $3.0 million valuation allowance established in the first quarter of fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the Oak Hill Transaction, the realization of the tax benefit of certain of the Company's net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is the judgment of the Company that a valuation allowance of $3.0 million against its deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its net operating losses and other tax attributes affected by the Oak Hill Transaction.

      Extraordinary loss of $0.6 million (net of $0.4 million of tax benefits) in the first nine months of fiscal 2000 resulted from the pro-rata write-off of certain existing deferred financing costs related to the Company's Senior Credit Facility. This write-off was due to the restructuring of the Senior Credit Facility in connection with the permanent reduction in the availability of the revolving portion and the pay down of the term portion of the facility from the proceeds of the Series B Preferred Stock issuance.

      Cumulative effect of a change in accounting principle of $0.7 million (net of $0.4 million tax benefit) in the first nine months of fiscal 2000 resulted from the write-off of certain capitalized start-up costs relating to the Company's hotel and retail operations and the opening of the Canyons resort in fiscal 1998. The accounting change was due to the Company's adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. Initial adoption of this SOP should be reported as a cumulative effective of a change in accounting principles. Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $12.2 million from $3.2 million for the first nine months of fiscal 1999 to $15.4 million for the first nine months of the current fiscal year. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. The Company is currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance.

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

         During the second quarter of fiscal 2000 the Company entered into a third swap agreement which will take effect on July 16, 2001, after the expiration of the first agreement. This third swap agreement will have a notional amount of $127.5 million and will require the Company to pay interest at a variable rate, based on the six month LIBOR rate, and to receive interest at a fixed rate of 7.40%. Going forward from that date, the Company will continue to pay interest at a fixed rate of 9.01% per annum and receive interest at a variable rate on the existing second swap agreement. As a result of entering into this new third swap agreement, the Company has eliminated the interest rate risk that would have existed at July 15, 2001 when the first swap agreement expires, and has fully executed its cash flow hedge by fixing the cash pay rate on the Notes until their maturity in July 2006. The net effect of the three swap agreements will result in a $2.1 million interest savings to the Company over the life of the agreements. This amount is currently being recognized against interest expense on a straight-line basis prospectively from the second fiscal quarter of 2000 until July 2006.

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


                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K.

b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the third quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 14, 2000                                 /s/ Christopher E. Howard
----------------------                              ----------------------------
                                                    Christopher E. Howard
                                                    Executive Vice President
                                                    (Duly Authorized Officer)


Date:  June 14, 2000                                /s/ Mark J. Miller
----------------------                              ----------------------------
                                                    Mark J. Miller
                                                    Senior Vice President
                                                    Chief Financial Officer
                                                    Principal Financial Officer)