Form 10-K
period 2000-07-30
AMERICAN SKIING CO /ME
filed 2000-10-26
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         [X]      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on October 24, 2000, determined using the per share closing price thereof on the New York Stock Exchange Composite tape, was approximately $29.7 million. As of October 24, 2000, 30,469,163 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                             American Skiing Company

            Form 10-K Annual Report, for the year ended July 30, 2000

              American Skiing Company and Consolidated Subsidiaries

                                Table of Contents

                                                                         Part I
                           Page

Item 1   Business .............................................................1

Item 2   Properties ..........................................................13

Item 3   Legal Proceedings....................................................17

Item 4   Submission of Matters to a Vote of Security Holders .................17

                                     Part II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters .................................................18

Item 6   Selected Financial Data .............................................19

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................21

Item 7A  Quantitative and Qualitative Disclosures about
         Market Risk .........................................................32

Item 8   Financial Statements and Supplementary Data .........................32


                                    Part III

Item 10  Directors and Executive Officers of the Registrant...................34

Item 11  Executive Compensation...............................................34

Item 12  Security Ownership of Certain Beneficial Owners and
         Management...........................................................34

Item 13  Certain Relationships and Related Transactions.......................34

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..................................................34

Signatures....................................................................39

                                       (i)

                                     PART I
                                 Item 1 Business
American Skiing Company

         American Skiing Company is organized as a holding company and operates through various subsidiaries. We believe that we are the largest operator of alpine ski and snowboard resorts in the United States. We reinforce and capitalize on this by developing, owning and operating a range of hospitality-related businesses, including hotels, golf courses, restaurants and retail locations. We also develop, market and operate alpine villages, ski-in/ski-out real estate and townhouses, condominiums and quarter ownership hotels. We manage our operations in two business segments, ski resort operations and mountainside real estate development. For a complete breakdown of information by reportable segment refer to Footnote 14 - "Segment Information" in the consolidated financial statements included in Item 8 of this report.

         On August 9, 1999, we completed the sale of 150,000 shares of our series B convertible exchangeable preferred stock to Oak Hill Capital Partners, L.P. We realized gross proceeds of $150 million on the sale. We used $128.6 million of the proceeds to reduce amounts owed under our senior credit facility, approximately $30 million of which has been reborrowed and invested in our principal real estate development subsidiary, American Skiing Company Resort Properties, Inc. The remainder of the proceeds were used to pay approximately $16 million in fees and expenses in connection with the transaction and acquire from our principal shareholder certain strategic assets and repay a demand note issued by one of our subsidiaries to our principal shareholder, in the aggregate amount of $5.4 million.

         We moved our state of incorporation from Maine to Delaware by merging into a wholly owned Delaware subsidiary on October 12, 1999. Our capital structure did not change as a result of the merger.

         Our revenues, earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, and net loss available to our common shareholders for our year ended July 30, 2000 or fiscal 2000, were $424.1 million, $47.0 million, and ($52.5) million, respectively. Resort revenues and resort EBITDA for fiscal 2000 were $292.1 million and $38.8 million, respectively. Real estate revenues and real estate EBITDA for fiscal 2000 were $132.1 million and $8.2 million, respectively.

Resort Operations

         Our resort business is derived primarily from our ownership and operation of nine ski resorts, several of which are among the largest in the United States. We currently have at least one resort located in each major skiing market in the United States. During the 1999-00 ski season, our resorts generated approximately 5.0 million skier visits, representing approximately 9.6% of total skier visits in the United States. The following table summarizes key statistics of our resorts:

  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------
                                  Skiable     Vertical                         Snowmaking                1999-00
                                  Terrain       Drop                Total       Coverage       Ski        Skier
  Resort, Location                (acres)      (feet)   Trails      Lifts     (% of acres)    Lodges     Visits
                                                                 (high-speed)                            (000s)
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------

  Killington, VT                   1,200       3,150      200       32(8)          70%          8           939
  Sunday River , ME                  660       2,340      127       18(4)          92%          4           513
  Mount Snow, VT                     769       1,700      130       23(3)          85%          5           513
  Sugarloaf, ME                    1,400       2,820      126       15(2)          92%          2           325
  Sugarbush, VT                      468       2,650      115       18(4)          67%          5           352
  Attitash Bear Peak, NH             280       1,750       70       12(2)          97%          2           194
  The Canyons, UT                  3,625       3,190      135       15(6)          10%          4           248
  Steamboat, CO                    2,939       3,668      142       20(4)          15%          4         1,025
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------
       Total                      16,135      24,768    1,129      182(41)                       41       5,006
  ----------------------------- ------------- --------- -------- ------------ -------------- --------- ------------

  See Item 2 - Properties, of this report for a detailed description of each of our resorts.

         Our resort revenues are derived from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities and miscellaneous other sources. Lift ticket sales represent the single largest source of resort revenues and produced approximately 45% of total resort operations revenue for fiscal 2000. See "Management's Discussion and Analysis of Results of Operations", included in
Item 7 of this report, for a breakdown of the sources of our resort revenues for the last three fiscal years.

         Lift Ticket Sales. We manage our lift ticket programs and products in order to increase our ticket yields. Lift tickets are sold to customers in packages together with accommodations in order to maximize occupancy. We offer a wide variety of incentive-based lift ticket programs designed to maximize skier visits during non-peak periods and to attract specific market segments. We manage our ticket yields during peak periods in order to maximize total lift ticket revenues.

         Food and Beverage. We own and operate substantially all of the food and beverage facilities at our resorts, with the exception of the Sugarloaf resort, which is under a long-term concession contract with an unrelated third party. Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets at our resorts. By controlling the vast majority of our on-mountain and base area food and beverage facilities, we are able to capture a larger proportion of guest spending as well as ensure product and service quality. We currently own and operate over 40 different food and beverage outlets.

         Retail Sales. We own over 80 retail and ski rental shops operating in our resorts. The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships. On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits. In addition, all sales locations offer our own branded apparel which generally provides higher profit margins than other retail products. In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel. In addition, we have expanded our retail operations through off-site retail facilities in high traffic areas, such as stores on the Killington Access Road and in downtown South Lake Tahoe.

         Lodging and Property Management. Our lodging and property management departments manage our properties as well as properties owned by third parties. Currently, our lodging departments manage approximately 2,300 lodging units at our resorts. The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping and brokerage operations. Most of our resorts have a welcome center to which newly arriving guests are directed. The center allocates accommodations and provides guests with information on all of the resort's activities and services. Our property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions.

         Skier Development. We have been an industry leader in developing learn-to-ski programs. Our Guaranteed Learn to Ski Program was one of the first skier development programs to guaranty that a customer would learn to ski in one day. The success of this program led to the development of "Perfect Turn," which we believe was the first combined skier development and marketing program in the ski industry. Perfect Turn ski professionals receive specialized instruction in coaching, communication, skiing and are also trained to sell related products and cross-sell other resort goods and services and real estate. We operate a hard goods marketing program at each of our resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn. We have also instituted a unique skier development program throughout our resort network that focuses on the marketing and sales of the entire mountain resort experience, rather than simply traditional learn-to-ski concepts.

Resort Operating Strategy

         We believe that the following key operating strategies will allow us to increase revenues and profitability by capitalizing on our position as a leading mountain resort operator and real estate developer.

         Capitalize on Recent Facilities Expansion and Upgrades. We have invested over $172 million expanding and upgrading our on-mountain facilities over the past three fiscal years. We have substantially re-tooled the physical plant at all of our resorts. As a result of this investment, we believe that we now offer the most modern on-mountain facilities available in each of our markets. Capitalizing on this investment is a primary focus of our fiscal 2001 strategic plan.

         Multi-Resort Network. Our network of resorts provides both geographic diversity and significant operating benefits. We believe our geographic diversity: reduces the risks associated with unfavorable weather conditions, insulates us from economic slowdowns in any one particular region, increases the accessibility and visibility of our network of resorts to the overall North American skier population, and allows us to offer a wide range of mountain vacation alternatives.

         We believe that owning multiple resorts also provides us with the opportunity to:

         o        create the industry's largest cross-marketing program,

         o achieve efficiencies and economies of scale when we purchase goods and services,

         o strengthen our distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking and incentive packages,

         o establish performance benchmarks for operations across all of our resorts,

         o utilize specialized individuals and cross-resort teams at the corporate level as resources for our entire business, and

         o develop and implement consumer information and technology systems for application across all of our resorts.

         Increase Revenues Per Skier. We intend to increase our revenues per skier by managing our ticket yields and expanding our revenue sources at each resort. We intend to increase non-lift ticket revenue sources by increasing point-of-sale locations and sales volume through retail stores, food and beverage services, equipment rentals, skier development and lodging and property management. In addition, we believe that aggressive cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability. We believe that we can increase ticket yields by managing ticket discounts, closely aligning ticket programs to specific customer market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages of tickets with lodging and other services available at our resorts.

         Innovative Marketing Programs. Our marketing programs are designed to: establish a nationally recognized high-quality name and image while promoting the unique characteristics of our individual resorts, capitalize on cross-selling opportunities, and enhance our customer loyalty. We have established joint marketing programs with major corporations such as Sprint, Mobil, Anheuser-Busch, ESPN, Quaker Oats, Pepsi/Mountain Dew, Rossignol,
Motorola, Vermont Pure, Kodak, and Green Mountain Coffee Roasters. We believe these joint marketing programs give us a high-quality image and strong market presence on both a regional and national basis.

         We believe that our new mEticket program is the first nation-wide program targeted at retaining skiers who ski three to twelve days each season, which our research indicates represents the majority of the ski population. By giving guests an incentive to purchase their skiing for the year early in the ski season with the special values offered by mEticket, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

         We utilize a variety of marketing media, including direct mail, radio, television and the Internet. Television and radio marketing efforts include both strategic and tactical messaging. Strategic advertising promotes the sports and resorts themselves, while tactical messaging provides current information related to ski conditions as a means of promoting visits to our resorts. In addition, each resort uses local cable television networks to provide current information and cross-sell resort products and services. Internet marketing activities include individual resort websites which provide current snow conditions, special deals and online reservation booking, a real estate sales website promoting our Grand Summit Hotels and Resort Villages, a dedicated site for mEticket, a site promoting summer vacation activities, on-line retail sales and a special site promoting learning to ski or snowboard. All sites are linked through our (www.peaks.com) site. Guests are increasingly researching conditions and purchasing tickets and related resort products online. The mEticket program is specifically designed to be accessed online advancing the Company's e-commerce strategy.

         Expand Golf and Convention Business. We are one of the largest owners and operators of resort golf courses in New England. We strive to capitalize on this status to increase our off-season revenues. Sugarloaf, Killington, Mount Snow/Haystack and Sugarbush all operate championship resort golf courses. The Sugarloaf course, designed by Robert Trent Jones, Jr., has been rated as one of the top 25 upscale courses in the country according to a Golf Digest magazine survey. We also operate eight golf schools at locations along the East Coast from Florida to Maine. Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations.

Seasonality

         The ski industry is highly seasonal in nature. Historically, the majority of our resort revenues are generated in our second and third fiscal quarters, of which a significant portion is produced in two weeks during the Christmas and the Presidents' Day vacation weeks. Adverse weather conditions during the key periods of our ski season could adversely affect our operating results.

Mountainside Real Estate Development

         In addition to operating alpine resorts, we develop mountainside real estate which complements the expansion of our on-mountain operations. Our real estate revenues are derived from the sale and leasing of interests in real estate development projects that we have constructed at our resorts and the sale to third parties of developmental real estate at our resorts.

         Our real estate development strategy is centered on the creation of "resort villages" at our four largest resorts (The Canyons, Heavenly, Killington and Sunday River) and enhancement of the existing village at Steamboat. Development within these resort villages is focused on projects which we believe will generate the highest returns. Each resort village is expected to consist of quartershare hotels, whole and fractional ownership condominium hotels, townhouses and single family homes, and retail operations.

         Grand Summit Hotels. The Grand Summit Hotel is a unique interval ownership product that we originated. Each hotel is a condominium consisting of fully furnished residential and commercial units with a voluminous atrium lobby, two or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool and other recreational amenities. Residential units in the hotel are sold in quartershare interests, with each unit consisting of four 13-week ownership interests spread evenly throughout the year. The balance of the hotel, including restaurants, retail space and conference facilities, is typically retained by us and managed by the host resort. The initial sale of quartershare units typically generates a profit for the real estate segment, and our resort segment derives a continuing revenue stream from operating the hotel's retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners.

         Whole Ownership Condominium Hotels. These hotels consist of fully furnished upscale condominium units operated on a traditional hotel format. The whole ownership structure satisfies this market segment's desire for traditional real estate but complements the traditional concept with both hotel-type amenities and easy access to rental income generated through the hotel rental management program. We retain ownership of the front desk and other common areas of the condo/hotels with the expectation of operating these hotels over the long term. By integrating the condo/hotels with our central reservation system, we are enhancing our revenue opportunities through vertically integrated resort operations, simplifying guest reservations, and the revenue splits associated with this type of product. The Sundial Lodge at The Canyons, as in most of the resort village condominium products, also creates retail space on the ground floor that supports a pedestrian village, housing 31,800 square feet of retail and commercial space. This space rests at the heart of the resort's retail center.

         Townhouses and Single Family. There is a component of resort real estate purchasers that do not prefer core village areas, choosing instead to be located in an area which is convenient to the resort but removed from the center of activity. There is also logical reasoning for decreasing densities of development as one moves away from the core areas. Within each resort master plan are areas that can accommodate stacked town houses with a site density of about 20 to 30 units per acre, town houses ranging from 10 to 20 units per acre, and single family homes structured as both small and large lot product.

         Retail. The master plans for each resort village core consist of approximately 1,200 units of accommodation supported by approximately 140,000 square feet of retail space. A strong component of the retail space is outdoor recreation-related retail. Each building within a village is expected to consist of at least one level of underground parking, will generally include ground floor retail and have three to five stories of residential units. In some cases (such as the Grand Summit Hotels at The Canyons and Steamboat) the buildings will be as high as nine stories and utilize steel and concrete construction. As buildings move to the village periphery, residential, parking and retail density are reduced.

         Local approvals for these resort village plans are at various stages of completion.

o The Canyons: We secured specially planned area approval from the appropriate authorities for our master plan at The Canyons on November 15, 1999. Pursuant to this master plan approval, density for the residential units and commercial development for our 15-year master plan at The Canyons has been approved. As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans.

o Heavenly: On October 28, 1999, we entered into a an agreement with the City of South Lake Tahoe, California, pursuant to which, we received all necessary local approvals for the development of our Grand Summit Hotel at Heavenly and an adjacent $25 million gondola. The agreement included approvals for an additional hotel site on a parcel of land adjacent to the planned Grand Summit Hotel. We sold the rights to develop this additional land to a subsidiary of Marriott International on October 17, 2000.
o Killington: The master plan for the Killington Resort Village was approved by local authorities in November 1999 and state authorities in July 2000. Killington received partial and conceptual approval for the ten criteria which are part of the State of Vermont land use review and approval process. Final approval of each of the criteria will be rendered upon submittal of actual construction plans for specific projects.
o Sunday River: The resort village master plan for Jordan Bowl is complete. Individual permits for projects are all that is required for development.
o Steamboat: The permitting process for elements of the Steamboat master plan is currently being pursued on a case-by-case basis in consultation with local authorities.

Real Estate Development Program

         While our business plan contemplates the completion of projects at several of our resorts across the United States, there is a clear focus on The Canyons and, to a slightly lesser extent, Heavenly. The strength of the existing market in the Park City, Utah area, combined with the impact of the 2002 Winter Olympic Games, makes The Canyons a unique development opportunity. The Salt Lake City area has been one of the fastest growing regions in the United States over the last several years. The Park City area is growing even more rapidly, at twice the State average according to Utah authorities. This area is also hosting the 2002 Winter Olympic Games, which dramatically compounds the effect of this rapid expansion on the real estate market. We believe that this combination provides a unique real estate development opportunity.

         Our five-year real estate business plan consists of developing up to 17 projects at our various resorts. Our model anticipates continuing sell-out and development of our eight existing projects. Seven projects (Grand Summit Hotels at Attitash, Jordan Bowl at Sunday River, Killington, Mount Snow, The Canyons and Steamboat and the Sundial Lodge at The Canyons) are fully constructed and operational. The eighth project, the final phase of the Locke Mountain Townhomes at Sunday River, is currently under construction. Two additional projects are expected to commence construction during our current fiscal year: a Grand Summit Hotel at Heavenly and Phase 1 of the Whisper Ridge Townhomes at The Canyons. Both of these projects are dependent on achieving adequate pre-sales contracts, establishing completed designs, budgets and guaranteed maximum price construction contracts. In addition, adequate financing must be obtained for both projects before they commence.

Alpine Resort Industry

         There are approximately 750 ski areas in North America. In the United States, approximately 503 ski areas generated approximately 52.2 million skier visits during the 1999-00 ski season. Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America. The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 503 in 2000, although the number of skier visits has remained relatively flat. Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented. We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is likely as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital. In addition, the ski resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.

         The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 1999-00 ski season:

--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
                                                    Skier
                        1999-00                   Visits at
                      Total Skier   Percentage     Company      Company
                         Visits*     of Total      Resorts     Regional
                           (in         Skier         (in        Market
 Geographic Region     millions)      Visits      millions)      Share                  Company Resorts
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
Northeast                 12.0         23.0%         2.8         23.6%     Killington, Sugarbush, Mount Snow, Sunday
                                                                           River, Sugarloaf USA, Attitash Bear Peak
Southeast                 5.2          10.0%          -            -
Midwest                   6.4          12.3%          -            -
Rocky Mountain            18.1         34.7%         1.3         7.0%      Steamboat, The Canyons
Pacific West              10.5         20.0%         0.9         8.6%      Heavenly
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
U.S. Overall              52.2        100.0%         5.0         9.6%
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
 (*) Source:  Kottke National End of Season Survey 1999/00 Final Report

         United States ski resorts range from small operations which cater primarily to day skiers from nearby population centers to larger resorts which attract both day skiers and destination resort guests. We believe that day skiers focus primarily on the quality of the skiing and travel time, while destination travelers are attracted to the total ski and riding experience, including the non-skiing amenities and activities available at the resort, as well as the perceived overall quality of the vacation experience. Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and other retail items over a multiple-day period.

         Since 1985, the total number of skier visits in the United States has been relatively flat. However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased from approximately 9.9 million in the 1996-97 ski season to approximately 13.8 million in the 1999-00 ski season, a compounded annual growth rate of approximately 11.8%. We believe that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for us.

         We believe that we are well positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United States. These trends and developments include:

o the existence of 66.7 million members of the "baby boom" generation that are now approaching the 40 to 59 year age group where discretionary income, personal wealth and pursuit of leisure activities are maximized (this group is estimated to grow by 16.7% over the next 23 years)

o the emergence of the "echo boom" generation (children of baby boomers) as a significant economic force which is just beginning to enter the prime entry age for skiing, snowboarding and other "on-snow" sports,

o advances in ski equipment technology, such as the development of parabolic skis which make skiing easier to learn and enjoy,

o the continued growth of snowboarding as a significant and enduring segment of the industry which in turn increases youth participation in alpine sports, and

o        a greater focus on leisure and fitness in general.

         There can be no assurance, however, that these trends and developments will have a favorable impact on the ski industry.

Competition

         The ski industry is highly competitive. We compete with mountain resort areas in the United States, Canada and Europe. We also compete with other recreation resorts, including warm weather resorts, for vacationers. In order to cover the high fixed costs of our ski operations, we need to maintain each of our regional, national and international skier bases. Our prices are directly impacted by the number and variety of alternatives presented to skiers in these markets. Our most significant competitors are resorts that are well capitalized, well managed and have significant capital improvement and resort real estate development programs.

         Our resorts also face strong competition on a regional basis. With approximately three million skier visits generated by our northeastern resorts, competition in that region is an important consideration. Our northeastern markets are located in the major population centers in the northeast, particularly eastern Massachusetts, northern Connecticut, New York and northern New Jersey. For example, skier origin data collected at Sunday River indicates that approximately 43% of its weekend skiers reside in Massachusetts. Similar data collected at Killington and Mount Snow indicate that approximately 23% and 35%, respectively, of their weekend skiers reside in New York, with high concentrations from Massachusetts, Connecticut, New Jersey and Vermont. The Colorado, Utah and California/Nevada ski markets are also highly competitive.

Employees and Labor Relations

         We  employ   approximately   11,700   employees   at  peak  season  and
approximately 1,600 persons full time. Less than 1% of our employees are unionized, all of which are seasonal ski patrol employees at The Canyons and Steamboat resorts. We believe that we enjoy good relations with our employees.

Government Regulation

         Our resorts are subject to a wide variety of federal, state, regional and local laws and regulations relating to land use, environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission and disposal of hazardous materials and hazardous and nonhazardous wastes, and other environmental matters. While we believe that our resorts are currently in material compliance with all land use and environmental laws, any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation requirements or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect our operations. Phase I environmental assessments have been completed on substantially all of the real estate that we own or control. The reports identified areas of potential environmental concern including the need to upgrade existing underground storage tanks at several facilities and the potential need to remediate petroleum releases. The reports did not, however, identify any environmental conditions or non-compliance at any of our properties, the remediation or correction of which we feel would have a material adverse impact on our business, financial condition, results of operations or cash flows.

         We believe that we possess all the permits, licenses and approvals from governmental authorities material to our operations as they currently exist. We have not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of any of our properties.

         Our resort and real estate capital programs require permits and approvals from certain federal, state, regional and local authorities. Our operations are heavily dependent upon our continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of our facilities, and otherwise to conduct our operations. There can be no assurance that new applications of existing laws, regulations and policies, or changes in these laws, regulations and policies will not occur in a manner that would have a material adverse effect on our business, or that important permits, licenses or agreements will not be canceled, not renewed, or renewed on terms no less favorable to us. Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state and local approvals. Although we have consistently been successful in implementing our capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained.

Systems and Technology

         Information Systems. Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs. We are pursuing implementation of a comprehensive system and technology plan which will include an integrated customer database tracking guest preference information and product purchasing patterns , an extensive data communications network linking most point-of-sale locations through a central database, a central reservations system for use in the resort's rental management business and a skier development reservation and instructor scheduling system that will simplify the booking process and allow for the best possible use of our instructors.

         Snowmaking Systems and Technology. We believe that we operate the largest consolidated snowmaking operation in existence, with approximately 3,900 acres of snowmaking coverage. Our proprietary snowmaking software program allows us to produce what we believe is the highest quality man-made snow in the industry. We refer to this ideal quality product as "Retail Snow," a high quality, durable skiing surface with top to bottom consistency. All of our snowmaking systems are operated through computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation. We use efficient ground based, tower based and fully automated snowgun nozzle technology and have developed software for determining the optimal snowmaking nozzle setting at multiple locations on any particular mountain. This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, eliminating guesswork and ensuring that ideal snow quality is provided. All of our snowmaking systems are networked to allow the viewing of information from multiple locations within our resort network. Another unique feature of our system is the current display of trail status, lift status, weather conditions and other various on-mountain information at locations throughout each resort. Much of this information is available on the Internet at our various web sites.

                                  RISK FACTORS

         In addition to the other information contained in this Form 10-K, you should carefully consider the following risk factors in evaluating our business. This Form 10-K contains forward looking statements and our actual results could differ materially from those anticipated by any forward-looking statements as a result of numerous factors, including those set forth in the following description of risk factors and elsewhere in this Form 10-K.

Our business is substantially leveraged and we face a number of financial risks.

         We are highly leveraged. As of October 1, 2000, we had outstanding $458.1 million of total indebtedness, including $331.2 million of secured indebtedness, representing 55.0% of our total capital.

         Our high level of debt affects our future operations in several important ways. First of all, we will have significant cash requirements to service our debt which will in turn reduce the funds available for our operations, capital expenditures and acquisitions. A decrease in the availability of funds will make us more vulnerable to adverse general economic and industry conditions. Secondly, the financial covenants and other restrictions contained in our debt agreements require us to meet certain financial tests and restrict our ability to borrow additional funds, make capital expenditures or sell our assets.

         Our ability to make scheduled payments or refinance our debt obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business and other factors. Some of these factors are beyond our control. There can be no assurance that our operating results, cash flow and capital resources will be sufficient to pay our indebtedness. If our operating results, cash flow or capital resources prove inadequate we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital. There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

         Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these activities can not be deferred for extended periods without adversely affecting the competitive position and financial performance of the Company.

         Our continued growth depends, in part, on our ability to maintain and expand our facilities and to engage in successful real estate development. To the extent that we are unable to do so with cash generated from operations, or through borrowed funds or additional equity investments the growth and financial health of our business could be impaired.

         We also have significant future capital requirements with respect to the retirement of debt and other securities, including the senior credit facility, and redemption of preferred stock such as the 10 1/2% Preferred Stock in November 2002 and the 8.5% Preferred Stock. There can be no assurance that we will be able to retire, redeem, or refinance these items at their maturities. Failure to do so could have a material adverse effect on our business.

If we fail to manage our growth, our business, financial condition and prospects could be seriously harmed.

         We have experienced rapid and substantial growth since 1994. This growth has placed, and could continue to place, a significant strain on our management, employees and operations. Our growth has increased our operating complexities and the level of responsibility for our management. Our ability to compete effectively and to manage recent and future growth effectively will depend on our ability to implement and improve financial and management information systems on a timely basis and to affect changes in our business, such as implementing internal controls to handle the increased size of our operations and hiring, as well as training, developing and managing an increasing number of experienced management-level and line employees. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, or an inability to respond effectively to recent growth or planned future expansion, could adversely effect our business, financial condition and results of operations.

Our continued growth may depend in part on making the right acquisitions, obtaining the financing necessary to complete these acquisitions and integrating into our operations the resorts that we do acquire.

         We continually evaluate potential acquisition opportunities. Any future acquisitions will be financed through a combination of internally generated funds, additional bank borrowings from existing and new credit facilities and public offerings or private placements of equity or debt securities. The nature of the financing will depend on factors such as the size of the particular acquisition and our capital structure at the time an acquisition is made. There can be no assurance, however, that attractive acquisition candidates will be identified, that we will be able to make acquisitions on favorable terms, that necessary financing will be available on suitable terms, if at all, or that any acquisitions will be permitted under applicable antitrust laws. Our ability to make acquisitions is limited by antitrust law, and we are effectively prohibited from acquiring additional resorts in New England. If we are unable to continue making acquisitions our continued growth could be impaired.

         We face risks in connection with the integration of the resorts that we have acquired. Significant management resources and time will be required to integrate any acquired resorts and unanticipated problems or liabilities with respect to these new resorts could divert management's attention from our business, which may have a material adverse effect on our operations and financial performance. Furthermore, there can be no assurance we will be able to realize any additional skier visits, revenues or cost savings by integrating acquired resorts. The failure to properly integrate new resorts could adversely affect our business, financial conditions and results of operations.

Our revenues from real estate development are vulnerable to particular risks.

         Our ability to generate revenues from real estate development activities could be adversely affected by a number of factors, such as our ability to successfully market our resorts, the national and regional economic climate, local real estate conditions (such as an oversupply of space or a reduction in demand for real estate), costs to satisfy environmental compliance and remediation requirements associated with new development/renovation and ongoing operations, the attractiveness of the properties to prospective purchasers and tenants, competition from other available property or space, our ability to obtain all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental or tax laws. Many of these factors are beyond our control. In addition, real estate development will depend on receiving adequate financing on suitable terms. There can be no assurance as to whether, when or on what terms such financing may be obtained. Our real estate subsidiaries do not have the financing available to complete all of their planned real estate development. In addition, these efforts entail risks associated with development and construction activities, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, and natural disasters, any of which could delay construction and result in a substantial increase in our costs.

         In addition, a material portion of our real estate development business is conducted within the interval ownership industry. As a result, any changes which already affect the interval ownership industry, such as an oversupply of interval ownership units, a reduction in demand for interval ownership units, changes in travel and vacation patterns, changes in governmental regulations relating to the interval ownership industry, increases in construction costs or taxes and tightening of financing availability, could have a material adverse effect on our real estate development business.

Investments in on-mountain improvements are capital intensive and do not guarantee additional revenue.

         Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements. These improvements are capital intensive and, to the extent that we are unable to finance them from internally generated cash or otherwise, our results of operations could be adversely affected. In addition, there can be no assurance that our investment in on-mountain capital improvements will attract additional skiers or generate additional revenues.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

         Ski resort operations are highly seasonal. Over the last five fiscal years, we have realized an average of approximately 88% of our resort revenues and over 100% of resort EBITDA and net income during the period from November through April, and a significant portion of Resort revenue and approximately 20% of annual skier visits were generated during the Christmas and Presidents Day vacation weeks. In addition, our resorts typically experience operating losses and negative cash flows for the period from May to October. During the six-month period from May to October 1999, for example, we had operating losses aggregating $48.4 million and negative cash flow from operations aggregating $159.2 million. The negative cash flow from operations includes $107.0 million spent developing real estate for resale. There can be no assurance that we will be able to finance our capital requirements from external sources during this period.

         A high degree of seasonality in our revenues increases the impact of certain events on our operating results. Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during our peak business periods could reduce our revenues. Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

We operate in a highly competitive industry which makes maintaining our customer base a difficult task.

         The skiing industry is highly competitive and capital intensive. Our competitors include major ski resorts throughout the United States, Canada, and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities. Our competitive position depends on a number of factors, such as our proximity to population centers, the availability and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation. In addition, some of our competitors have greater competitive position and relative ability to withstand adverse developments. There can be no assurance that our competitors will not be successful in capturing a portion of our present or potential customer base.

Changes in regional and national economic conditions could adversely affect our results of operations.

         The skiing and real estate development industries are cyclical in nature and are particularly vulnerable to shifts in regional and national economic conditions. Skiing and vacation unit ownership are discretionary recreational activities entailing relatively high costs of participation, and any decline in the regional or national economies where we operate could adversely impact our skier visits, real estate sales and revenues. Accordingly, our financial condition, particularly in light of our highly leveraged condition, could be adversely affected by any weakening in the regional or national economy.

Our business is subject to heavy environmental and land use regulation.

         We are subject to a wide variety of federal, state and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission and disposal of hazardous materials. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on our operations that could adversely affect our present and future resort operations and real estate development. In addition, these laws and regulations could change in a manner that materially and adversely affects our ability to conduct our business or to implement desired expansions and improvements to our facilities.

A significant portion of our ski resorts are operated under leases or forest service permits.

         We lease a significant portion of the land underlying our ski resorts or use them pursuant to renewable permits or licenses. If any of these arrangements were terminated or not renewed on expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired. A substantial portion of the skiable terrain at our Attitash Bear Peak, Sugarbush, Mount Snow/Haystack, Steamboat and Heavenly ski resorts is federal land that is used under the terms of permits with the United States Forest Service. The permits give the Forest Service the right to review and comment on the location, design and construction of improvements in the permit area and on certain other operational matters. The permits can also be terminated or modified by the Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits. A termination or modification of any of our permits could have a material adverse affect on our results of operations.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

         Our current operations and anticipated growth are heavily dependent upon our ability, under applicable federal, state and local laws, regulations, permits, and licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations. There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect, or that important permits, licenses or agreements will be renewed, not cancelled, or, if renewed on terms no less favorable to us. Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our business and operating results.

The loss of any of our executive officers or key personnel would harm our business.

         Our success depends to a significant extent upon the performance and continued service of Mr. Otten, as well as several other key management and operational personnel. The loss of the services of Mr. Otten or other key personnel could have a material adverse effect on our business and operations.

We are structured as a holding company and have no assets other than the common stock of our subsidiaries.

         We are a holding company and our ability to pay principal and interest on debt will be dependent upon the receipt of dividends and other distributions, or the payment of principal and interest on intercompany borrowings, from our subsidiaries. We do not have, and we do not expect in the future to have, any material assets other than the common stock of our direct and indirect subsidiaries. The breach of any of the conditions or provisions under the documents governing the indebtedness of subsidiaries could result in a default which in turn could accelerate the maturity of a debt. If the maturity of debt were accelerated, the indebtedness would be required to be paid in full before the subsidiary would be permitted to distribute any assets to the parent company. There can be no assurance that our assets or those of our subsidiaries would be sufficient to repay all of our outstanding debt. In addition, state law further restricts the payment of dividends or other distributions to us by its subsidiaries.

Our business requires significant capital expenditures. These expenditures do not, however, guarantee improved results.

         The development of ski resorts is capital intensive. A lack of available funds for capital expenditures could have a material adverse effect on our ability to implement our operating strategy. We conduct, and intend to continue to conduct, real estate development through special purpose subsidiaries and to finance such activities through non-recourse debt. We intend to finance capital improvements through internally generated funds, non-recourse financing and proceeds from the offering of debt and equity. There can be no assurance that sufficient funds will be available to fund these capital improvements or real estate development or that these capital improvements will attract additional skiers or generate additional revenues.

Control of  our company by principal stockholders

         As a result of a stockholder's agreement, Mr. Otten and Oak Hill Capital Partners control a majority of our board of directors. Mr. Otten and Oak Hill Capital Partners may have interests different from those that hold our common stock.

                                     Item 2
                                   Properties

         Our resorts include several of the top resorts in the United States based on skier visits, such as Steamboat, the fourth largest ski resort in the United States with over 1.0 million skier visits in the 1999-00 ski season, Killington, the fifth largest resort in the United States with over 940,000 skier visits in the 1999-00 ski season, Sunday River and Mount Snow, which together with Killington comprised three of the four largest resorts in the Northeast during the 1999-00 ski season, and Heavenly, which ranked as the largest resort in the Pacific West region for the 1999-00 season with approximately 900,000 skier visits.

         The Canyons. When we acquired The Canyons, located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, in July, 1997, it was primarily an undeveloped ski resort with significant potential for future operational and real estate development. The Canyons is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away, and has direct access from a major state highway. We believe that The Canyons has significant growth potential due to its proximity to Salt Lake City and Park City, its undeveloped ski terrain and its real estate development opportunities. The Utah Winter Sports Park, which is located immediately adjacent to the resort, is scheduled to serve as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games.

         Since acquiring The Canyons we have invested significant capital and created a substantial on-mountain skiing infrastructure which we believe is capable of supporting substantial skier visit growth. During the 1997-98 season, its first under our management, the resort generated over 167,000 skier visits. This number increased to over 220,000 in 1998-99 and over 248,000 in 1999-00. We intend to gradually invest additional capital to improve and expand on-mountain facilities and skiable terrain as skier visits grow. We recently completed two significant real estate projects at The Canyons, a Grand Summit Hotel and the Sundial Lodge, both of which opened during the 1999-00 ski season. In November, 1999, we obtained final approval of a master development plan for The Canyons which includes entitlements for approximately 5 million square feet of development. Additional real estate projects at The Canyons are expected to be launched and begin construction during the 2001 and 2002 fiscal years. Several third party real estate developments are also planned including a Westgate Resorts time share project which broke ground in August 2000 and is expected to begin delivering units in late 2002.

         Steamboat. The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado. The area consists of 2,694 acres of land licensed under a Special Use Permit issued by the Forest Service and 245 acres of private land owned by Steamboat located at the base of the ski area. Steamboat receives a high level of natural dry snow, averaging 330 inches annually the past 10 ski seasons. Steamboat has recorded more than 1 million skier visits in each of the past ten seasons. We have recently completed a 300-room Grand Summit Hotel at Steamboat, which will bring both additional beds and enhanced amenities to the Steamboat base area.

         Heavenly. Located on the south shore of Lake Tahoe with three base area complexes, one in South Lake Tahoe, California and two in Stateline, Nevada, Heavenly consists of two peaks with a maximum elevation of approximately 10,060 feet. Heavenly ranks as the largest resort in the Pacific West Region with approximately 900,000 skier visits for the 1999-00 ski season. Access to the resort is primarily through the Reno Tahoe International Airport and by automobile via Route 50 from San Francisco and Sacramento, California. Heavenly has a well-developed bed base in the greater South Lake Tahoe/Stateline area.

         Our strategy at Heavenly is to add new accommodations and a gondola lift system in the South Lake Tahoe commercial area through our existing development rights in the Park Avenue Redevelopment area. We have commenced construction on the gondola and we anticipate that it will be operational in December 2000. The new gondola will provide lift service to the resort from the center of South Lake Tahoe and will precede the construction of two large hotel projects over the next three to five years. Pre-sales have commenced for the first of the two projects, a 194 room Grant Summit Hotel. We sold the entitlements to the land underlying the second project to Marriott Ownership Resorts, Inc. on October 17, 2000.

         Killington. Killington, located in central Vermont, is the largest ski resort in the northeast and the fifth largest in the United States. Killington generated over 900,000 skier visits in 1999-00. Killington is a seven-mountain resort consisting of approximately 1,200 acres of skiable terrain. We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national and international clientele. We have nearly completed construction of a $4 million snowmaking expansion project which is expected to provide the resort with 30% more snowmaking capacity during certain periods which should lead to higher early season trail counts and enhanced market confidence in the quality and reliability of the snow surface. We expect this expansion project to be complete prior to the start of the 2000-01 ski season.

         Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a driving range and a tennis school. Our real estate strategy at Killington is to expand the existing Grand Summit Hotel, begin the first phases of a new destination resort village and expand the bed base surrounding the company-owned golf course in an area approved for development. The current master plan for the proposed Killington resort village development includes over 4,450 units in over 5.3 million square feet of total development.

         Sunday River. Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is New England's third largest ski resort with over 500,000 skier visits during the 1999-00 season. Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain. We have plans to develop a resort village at the Jordan Bowl Area (the most westerly peak), which could include over 1,350 units, a golf course and 1.1 million square feet of total development.

         Mount Snow. Mount Snow, located in West Dover, Vermont, is the fourth largest ski resort in the northeast United States with over 500,000 skier visits in 1999-00. Mount Snow is the southernmost of our eastern resorts. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. Mount Snow also owns and operates an 18-hole championship golf course and is the headquarters of our "Original Golf School", which consists of eight golf schools located throughout the east coast.

         Sugarloaf. Sugarloaf is located in the Carrabassett Valley of Maine. Sugarloaf is a single mountain with a 4,237-foot summit and a 2,820-foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the Eastern United States, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C. and Canada. Sugarloaf also leases and operates an 18-hole championship golf course, designed by Robert Trent Jones Jr. and consistently rated as one of the top 25 public golf courses in the country.


         Sugarbush. Sugarbush, located in Vermont's Mad River Valley, features the three highest mountain peaks of any single resort in the Eastern United States and extends over six mountain peaks in total. The Slide Brook Express Quad connects the Lincoln Peak and Mount Ellen base areas via a 9-minute scenic ride through the Green Mountains. The on-mountain accommodations at Sugarbush consist of approximately 2,200 beds. There is also an ample off-mountain bed base within the Mad River Valley. The resort operates ski shops, full-service and cafeteria-style restaurants. We also own and operate the Sugarbush Inn, a championship golf course, a sports center and a conference center, in addition to managing 185 condominium units in the area.

         Attitash Bear Peak. Attitash Bear Peak is one of New Hampshire's premier family vacation resorts. Its 12 lifts (including three quad chairs) constitute one of New Hampshire's largest lift networks. Attitash Bear Peak is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants and a large variety of lodging options, including a 143-room slopeside Grand Summit Resort Hotel and Conference Center.

         Real Estate Properties. We retain ownership of the front desk, retail space, restaurants and conference facilities, or "commercial core", of hotels developed by our real estate subsidiaries. We currently own and operate the commercial core of seven Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash Bear Peak, Mount Snow, The Canyons and Steamboat) and one whole-ownership condo/hotel at The Canyons (the Sundial Lodge).

Leased Properties

         Our operations are wholly dependent upon our ownership or control over the real estate underlying each resort. The following summarizes certain non-owned real estate critical to operations at each of our resorts. We believe each of the following leases, permits or agreements is in full force and effect and that we are entitled to their benefit.

         The Sunday River resort leases approximately 1,500 acres, constituting a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee. This lease was amended on January 23, 1998 to allow Sunday River to purchase portions of the leased property for real estate development at a predetermined amount per acre. In January 1998, we acquired an undivided one-half interest in the fee title to the leased parcel.

         The Sugarbush resort uses approximately 1,655 acres pursuant to a special use permit issued by the United States Forest Service. The permit has a 40-year term expiring April 30, 2035. The special use permit has a renewal option which provides that it may be renewed if the use of the property remains compatible with the special use permit, the site is being used for the purposes previously authorized, and the ski area has been continually operated and maintained in accordance with all the provisions of the permit.

         The Mount Snow resort leases approximately 1,315 acres constituting a substantial portion of its skiable terrain. Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service. The permit has a 40-year term expiring December 31, 2029 and is subject to renewal at the option of Mount Snow if certain conditions are satisfied. Mount Snow also leases 252 acres of skiable terrain from the Town of Wilmington, Vermont. The lease expires November 15, 2030 and there are no renewal options. In addition, Mount Snow leases approximately 169 acres from Sargent Inc. under two separate leases expiring September 30, 2018, and March 31, 2025, respectively. Each lease can be renewed for an additional 30-year term. Mount Snow also has the option to purchase the leased property and a right of first refusal in the event the lessor receives an offer for the leased properties.

         Attitash Bear Peak uses approximately 281 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service. The permit has a 40-year term expiring July 18, 2034 and is renewable subject to certain conditions. In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003. Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

         Killington leases approximately 2,500 acres from the State of Vermont. A substantial portion of that property constitutes skiable terrain. The initial lease was for a 10-year term which commenced in 1960 but contains nine 10-year renewal options. Killington exercised the renewal option in 1970, 1980, 1990 and 2000. Assuming continued exercise of the renewal options, the lease will ultimately expires in the year 2060. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington's adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2010. Although we have not had confirmation from Vermont State officials, we have no reason to believe that the State intends to exercise the buy-out option at that time.

         The Sugarloaf resort leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated June 3, 1987. The lease term expires December 2003. Sugarloaf has an option to renew the lease for an additional 20-year term.

         The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC. The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights, at a cost of 5.5% of the full capitalized cost of the development in the case of property that we retain, or 11% of that cost in the case of property intended for resale. The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration. Our lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis. Our lease with Wolf Mountain Resorts also includes a sublease of certain skiable terrain owned by the Osguthorpe family. We have established certain additional ski development rights under a direct agreement with the Osguthorpe family. The ski development rights for approximately 3,000 acres of skiable terrain that we have targeted for development are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094. The Canyons is currently negotiating an amendment to this lease which, if finalized, is expected to provide that these ski development rights will be acquired in fee by The Canyons in 2002.

         Heavenly uses approximately 1,543 acres of its skiable terrain located in California and Nevada under a special use permit issued by the United States Forest Service. The permit expires on August 5, 2029. Heavenly uses approximately 2,000 acres of additional skiable terrain in Nevada pursuant to a special use permit which expires on August 5, 2029.

         Steamboat uses approximately 2,644 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029. Under Steamboat's existing master plan, an additional 958 acres of contiguous National Forest lands is expected to be added to the permitted area.

         The Forest Service can terminate most of the foregoing special use permits if it determines that termination is required in the public interest. However, to our knowledge, no recreational Special Use Permit or Term Special Use Permit for any major ski resort then in operation has ever been terminated by the Forest Service over the opposition of the permit holder.

                                     Item 3
                                Legal Proceedings

         We currently and from time to time are involved in litigation arising in the ordinary course of our business. We do not believe that we are involved in any litigation that will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations or cash flows.

         Each of our subsidiaries which operate resorts has claims pending and is regularly subject to personal injury claims related principally to skiing activities at such resort. Each of our operating companies maintains liability insurance that we consider adequate in order to insure against claims related to the usual and customary risks associated with the operation of a ski resort. We operate a captive insurance company authorized under the laws of the State of Vermont, which, until early fiscal 1999, provided liability and workers' compensation coverage for our Vermont resorts. We do not currently use this insurance subsidiary to provide liability and workers' compensation insurance coverage, but it is still responsible for future claims arising from insurable events which may have occurred while it provided this coverage. Our insurance subsidiary maintains cash reserves in amounts recommended by an independent actuarial firm and which we believe to be adequate to cover any such claims.

         The Killington resort has been identified by the U.S. Environmental Protection Agency as a potentially responsible party at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. Killington has entered into a settlement agreement with the Environmental
Protection Agency at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington rejected an offer to enter into a de minimis settlement with the Environmental Protection Agency for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, because it disputes its designation as a potentially responsible party. In addition, our Heavenly resort was designated as a potentially responsible party at a Superfund site in Patterson, CA. We entered into a cash-out settlement agreement which has been accepted by the Environmental Protection Agency and funded as part of an overall settlement of the site. We believe that our liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on our business or financial condition or results of operations or cash flows.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

                                     Item 5
 Market for the Registrant's Common Equity and Related Security Holder Matters.

         Our common stock is traded on the New York Stock Exchange under the symbol "SKI". Our class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock. As of October 20, 2000, 30,469,163 shares of our common stock were issued and outstanding, of which 14,760,530 shares were class A common stock held by one holder and 15,708,633 shares of common stock held by approximately 9,000 holders.

         The following table lists, for the fiscal quarters indicated, the range of high and low intra-day sale prices of our common stock as reported on the NYSE Composite Tape.

                           American Skiing Company Common Stock (SKI)

                                     Fiscal 2000              Fiscal 1999
                                     -----------              -----------
                                 High           Low         High          Low
         1st Quarter             $  4.69     $  3.63       $12.50       $  5.19
         2nd Quarter             $  5.06     $  2.31       $10.25       $  4.75
         3rd Quarter             $  2.88     $  1.75       $ 5.75       $  3.06
         4th Quarter             $  2.94     $  1.63       $ 5.81       $  2.38

Market Information

         We have not declared or paid any cash dividends on our capital stock. We intend to retain earnings, to the extent that there are any, to support our capital improvement and growth strategies and we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. Each of the indenture governing our 12% senior subordinated notes due 2006, our $165 million senior credit facility with FleetBoston, N.A., our 10.5% mandatorily redeemable preferred stock, and our series B preferred stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                     Item 6
                             Selected Financial Data

         The following selected historical financial data has been derived from our financial statements as audited by Arthur Andersen LLP, independent accountants as of and for the fiscal year ended July 25, 1999 and July 30, 2000, and for the years ended July 28, 1996, July 27, 1997 and July 26, 1998 has been derived from our financial statements as audited by PricewaterhouseCoopers LLP, independent accountants.

                                                              Historical Year Ended (1)
                                             July 28, 1996 July 27, 1997  July 26, 1998 July 25, 1999 July 30, 2000
                                              (in thousands, except per share, real estate units, and per skier visit amounts)
   Consolidated Statement of Operations
   Data:
   Net revenues:
      Resort (2)                                 $63,489      $163,310      $277,574      $292,558      $292,077
      Real estate                                  9,933        10,721        60,992        24,492       132,063
                                             ------------  ------------   -----------   -----------   -----------
           Total net revenues                     73,422       174,031       338,566       317,050       424,140

   Operating expenses:
      Resort                                      41,799       107,230       171,246       198,231       203,902
      Real estate                                  5,844         8,950        43,554        26,808       123,837
      Marketing, general and administrative       11,289        25,173        40,058        51,434        49,405
      Stock compensation charge (3)                    -             -        14,254             -             -
      Depreciation and amortization                6,783        18,293        37,965        44,202        47,028
                                             ------------  ------------   -----------   -----------   -----------
           Total operating expenses               65,715       159,646       307,077       320,675       424,172
                                             ------------  ------------   -----------   -----------   -----------

   Loss from continuing operations               (2,237)       (5,482)       (1,867)      (27,950)      (30,133)
   Accretion of discount and dividends
   accrued on mandatorily redeemable preferred
   stock                                               -           444         5,346         4,372        20,994
                                             ------------  ------------   -----------   -----------   -----------
   Net loss from continuing operations
   available to common shareholders             ($2,237)      ($5,926)      ($7,213)     ($32,322)     ($51,127)
                                             ============  ============   ===========   ===========   ===========
   Fully diluted net loss from continuing
   operations per share available to common
   shareholders                                  ($2.37)       ($6.06)       ($0.28)       ($1.07)       ($1.69)
                                             ============  ============   ===========   ===========   ===========

   Balance Sheet Data:
   Total assets                                 $298,732      $337,340      $780,899      $907,502      $926,778
   Long term debt and redeemable preferred
   stock, including current maturities           210,720       253,151       422,684       546,297       636,700
   Common shareholders' equity                    21,903        15,101       268,204       236,655       185,497

   Other Data:
   Resort:
   Skier visits (000's)(4)                         1,290         3,025         5,319         5,089         5,006
   Season pass holders (000's)                      13.2          30.9          44.1          44.2          47.3
   Resort revenues per skier visit                $49.22        $53.99        $52.19        $57.48        $58.34
   Resort EBITDA(5)(6)                           $10,401       $30,907       $66,270       $42,893       $38,770

   Real estate:
   Number of units sold                              177           123         1,009         1,290         2,285
   Number of units pre-sold(7)                       109           605           861         1,151           932
   Real estate EBITDA(6)(8)                       $4,089        $1,771       $17,438      ($2,316)        $8,226

 (1) The historical results of the Company reflect the results of operations of the Attitash Bear Peak ski resort since its acquisition in July 1994, the results of operations of the Sugarbush ski resort since October 1994, the results of operations of the Mount Cranmore ski resort from its acquisition in June 1995 through its divestiture in November 1996, the results of operation of S-K-I Ltd. since its acquisition in June 1996, the results of operation of Pico Mountain since its acquisition in November 1996, the results of operations of The Canyons resort since its acquisition in July 1997 and the results of operations of the Steamboat and Heavenly resorts since their acquisition in November 1997.

(2) Resort revenues represents all revenues excluding revenues generated by the sale of real estate interests.

(3) In the first quarter of fiscal 1998, the Company granted to certain executive officers and other employees fully vested options to purchase 511,530 shares of Common Stock at an exercise price of $2.00 per share. The Company also agreed to pay certain tax liabilities which the recipients of the options expect to incur upon exercise of the options. Because the $2.00 per share exercise price was below the fair market value of a share of Common Stock on the date of grant, the Company recognized a one-time compensation charge of $14.3 million in fiscal 1998.

(4) For the purposes of estimating skier visits, the Company assumes that a season pass holder visits the Company's resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

(5) Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense.

(6) Resort and Real Estate EBITDA are not measurements calculated in accordance with GAAP and should not be considered as alternatives to operating or net income as an indicator of operating performance, cash flows as a measure of liquidity or any other GAAP determined measurement. Certain items excluded from Resort and/or Real Estate EBITDA, such as depreciation, amortization and non-cash charges for stock compensation awards and asset impairments are significant components in understanding and assessing the Company's financial performance. Other companies may define Resort and Real Estate EBITDA differently, and as a result, such measures may not be comparable to the Company's Resort and Real Estate EBITDA. The Company has included information concerning Resort and Real Estate EBITDA because management believes they are indicative measures of the Company's liquidity and financial position, and are generally used by investors to evaluate companies in the resort industry.

(7) Pre-sold units represent quartershare and other residential units for which the Company has a binding sales contract, subject to certain closing conditions, and has received a 5% down payment on the unit from the purchaser. Recognition of the revenue from such pre-sales is deferred until the period in which such sales are closed.

(8) Real Estate EBITDA represents revenues from real estate sales less cost of real estate sold, including selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

                                     Item 7
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

         The following is management's discussion and analysis of financial condition and results of operations for the twelve months ended July 30, 2000. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report.

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no obligation to replenish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Oak Hill Transaction. On August 9, 1999, we completed the sale of 150,000 shares of our series B convertible exchangeable preferred stock to Oak Hill Capital Partners, L.P. and certain related entities, realizing gross proceeds of $150 million. We used $128.6 million of the proceeds to reduce indebtedness under our senior credit facility (this credit facility is described in Footnote 6 to the accompanying financial statements), approximately $30 million of which has been reborrowed and invested in our principal real estate development subsidiary, American Skiing Company Resort Properties, Inc. The remainder of the proceeds were used to pay approximately $16 million in fees and expenses in connection with the series B preferred stock sale (approximately $13 million) and related transactions (approximately $3 million), and acquire from our principal shareholder certain strategic assets and repay a demand note issued by one of our subsidiaries to our principal shareholder, in the aggregate amount of $5.4 million.

Liquidity and Capital Resources

         Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding our fiscal 2001 capital improvement program and servicing our debt. Our cash requirements for ski-related and real estate development activities are provided from separate sources. Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate term facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These facilities are without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of American Skiing Company Resort Properties and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., our primary hotel development subsidiary. As of July 30, 2000, the book value of the total assets that collateralized these facilities and which are included in the accompanying consolidated balance sheet was approximately $291.8 million.

         Resort Liquidity. We have established a $165 million senior credit facility agreement with Fleet National Bank, as agent, and certain other lenders, consisting of a $100 million revolving portion and a $65 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

        The maximum availability under the revolving portion of the senior credit facility reduces over its term by certain prescribed amounts. As of October 24, 2000, total borrowings under the revolving credit were $75.9 million, and $5.9 million of availability was allocated to cover outstanding letters of credit. The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of October 20, 2000, the outstanding balance of the term portion has been reduced by $650,000 to $64.4 million. In addition, the senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows during any period in which excess cash flow leverage ratio exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million. We do not presently expect to generate consolidated excess cash flows during fiscal 2001 and there were none generated in fiscal 2000.

         The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The revolving portion of the facility is subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter. We successfully completed the 30-day clean-down requirement for fiscal 2000 on April 30, 2000.

        The senior credit facility restricts our ability to pay dividends on our common stock. We are prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1. Based upon these and other restrictions, we do not expect to be able to pay cash dividends on our common stock, mandatorily redeemable 10.5% preferred stock or series B preferred stock during fiscal 2001 or fiscal 2002.

        Due to the adverse weather conditions in the eastern United States, Utah and the Sierra Nevadas during our second fiscal quarter of 2000, and their effect on our second quarter revenue, EBITDA and net income, we amended the senior credit facility on March 6, 2000 in order to (i) suspend our second quarter financial covenant requirements, (ii) significantly modify the financial covenant requirements of the senior credit facility for our second and third fiscal quarters and on a prospective basis, (iii) establish minimum quarterly EBITDA levels starting with our third quarter of fiscal 2000 through the second quarter of fiscal 2002, and (iv) establish monthly restrictions on the maximum amount outstanding under the revolving portion of the senior credit facility for the period from May 1 through December 3, 2000. We exceeded our required minimum EBITDA levels under the amended senior credit facility for the third and fourth fiscal quarters of 2000 and we successfully fulfilled the maximum usage requirement for each monthly period through October 1, 2000. Based on historical operations, we presently anticipate that we will be able to meet the financial covenants of the amended senior credit facility. Failure to meet one or more of these covenants could result in an event of default under the senior credit facility. In the event that such default were not waived by the lenders holding a majority of the debt under the senior credit facility, this default would also constitute defaults under one or more of our other major credit facilities, the consequences of which would likely be material and adverse to our business.

         The amended senior credit facility also places a maximum level of non-real estate capital expenditures of $20 million for fiscal 2000 and $13 million for fiscal 2001, exclusive of certain capital expenditures in connection with the sale of series B preferred stock during the first quarter of fiscal 2000. Following fiscal 2001, annual resort capital expenditures, exclusive of real estate capital expenditures, are limited to the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less the consolidated debt service for the same period. In addition to the foregoing amounts, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada, on which construction is currently underway and $13.4 million has been expended as of October 1, 2000.

        Our liquidity is significantly affected by our high leverage. As a result of our leveraged position, we will have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is limited, outside of any availability under the senior credit facility.

Furthermore, the senior credit facility and the indenture governing our 12% Senior Subordinated Notes, due 2006, each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

        As of October 24, 2000, we have drawn or committed for letters of credit approximately $81.8 million of the total $100 million revolving portion of our senior credit facility. We expect to maximize borrowings under the senior credit facility sometime between November and December of 2000, consistent with our historical experience when we have had little, if any, borrowing availability under the senior credit facility.

        Under the indenture for our 12% Senior Subordinated Notes, due 2006, we are prohibited from paying cash dividends or making other distributions to our shareholders.

         Real Estate Liquidity. Funding of working capital for American Skiing Company Resort Properties and its fiscal 2001 real estate development program is provided by a real estate term facility and the net proceeds from the sale of real estate developed for sale after required construction loan repayments.

         On July 31, 2000, we entered into a second amended real estate facility agreement between American Skiing Company Resort Properties and Fleet National Bank. This fully syndicated $73 million facility replaced the previous un-syndicated $58 million real estate development term loan facility. As of October 24, 2000 the amount drawn under the facility was $59.4 million, leaving availability of $13.6 million, of which $5 million is set aside as a liquidity reserve. The second amended real estate facility is collateralized by security interests in, and mortgages on, substantially all of American Skiing Company Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties). As of July 30, 2000, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $291.8 million.

         The second amended real estate facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 8.25%, or a current rate of 17.8%, (payable monthly in arrears) and matures on December 31, 2002. Mandatory principal payments on Tranche A of $5.0 million each are payable on April 30, 2002, July 31, 2002 and October 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003. Interest calculated at 18% per annum for Tranche B is payable monthly in arrears. The remaining 7% per annum will accrue, be added to the principal balance of Tranche B and will bear interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at a fixed rate of 18% per annum and matures on December 31, 2005. Interest will accrue, be added to the principal balance of Tranche C and will bear interest at 18% per annum, compounded semi-annually. As of October 24, 2000, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B & C of the second amended real estate facility were $28.9 million, $25.0 million, and $5.5 million, respectively.

         Tranche C of the second amended real estate facility was purchased by Oak Hill Capital Partners, L.P. In connection with this $13 million investment, we entered a securities purchase agreement with Oak Hill, dated as of July 31, 2000, pursuant to which we agreed to either issue warrants to Oak Hill for 6,000,000 shares of our common stock with an exercise price of $2.50 per share, or issue to Oak Hill common stock in American Skiing Company Resort Properties, representing approximately 15% of the voting interest in that entity. The purchase price of the warrants (or American Skiing Company Resort Properties common stock, as applicable) was $2 million. We expect to issue the warrants following receipt of necessary lender consents.

         We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties. Grand Summit Hotel projects are constructed through Grand Summit Resort Properties and are primarily financed through a $110 million construction loan facility among Grand Summit Resort Properties and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998.

         As of October 20, 2000, the amount outstanding under the construction loan facility was $84.8 million. This facility matures on March 31, 2002 and bears interest at the rate of prime plus 2.5% per annum, or a current rate of 12.0%. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. The facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak and The Canyons, as well as the recently completed Steamboat Grand Hotel), and is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit Resort Properties, having a total book value of $209.6 million as of July 30, 2000, which in turn comprise substantial assets of our business).

         Due to construction delays and cost increases at the Steamboat Grand Summit Hotel project, Grand Summit Resort Properties entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. This facility is to be used solely for the purpose of providing advances to fund the completion of the Steamboat Grand Hotel. The facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of such interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of October 20, 2000, the amount outstanding under the subordinated loan tranche facility was $9.2 million.

         On July 28, 2000 Westgate Resorts, a division of privately-held Central Florida Investment firm, purchased land and timeshare development rights at The Canyons near Park City, UT. The land is expected to be used for the construction of the "Westgate at The Canyons" timeshare project in the resort's village core. Westgate purchased the land and development rights for $7.4 million. In addition, Westgate separately contracted with us to purchase 150,000 lift tickets at The Canyons over the next five years to support its sales efforts. The ticket contract is expected to yield revenue of approximately $6 million. The planned facilities at the project are expected include nearly 23,000 square feet of retail space, a health spa, a restaurant, a heated pool, outdoor hot tubs and a private club for Westgate owners. The project is expected to be sold in one-and two-week intervals.

         On October 17, 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. Pursuant to the terms of the option sale, American Skiing Company Resort Properties received $4.09 million in cash proceeds on October 17, applied a $0.3 million previously received deposit and will receive an additional $4.09 million from Marriott on January 15, 2001. Simultaneously with the closing of the sale of its option rights, our July 28, 1998 development agreement with Marriott was terminated. Management believes that the termination of this agreement will allow American Skiing Company Resort Properties to more aggressively market certain developmental real estate at its Killington and Steamboat resorts to other potential timeshare investors. In addition, we continue to discuss with Marriott a possible development at Killington, but have not and may not reach an acceptable agreement regarding this parcel.

         Our fiscal 2001 business plan anticipates starting two real estate projects in the spring and summer of 2001; a Grand Summit Hotel at Heavenly and townhomes at The Canyons. Commencement of these projects is subject to satisfying the requisite pre-sale hurdles, our cash flow requirements and arranging appropriate financing for these projects.

         Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the mandatory redemption of our Series A Preferred Stock on November 15, 2002. With respect to capital needs, we have invested over $172 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. Our fiscal 2001 resort capital program is estimated at approximately $13 million (of which $6.0 had been expended as of October 1, 2000), plus an additional estimated $18 million to be expended on the Heavenly Gondola project (of which $6.0 had been expended as of October 1, 2000).

           For our  2001  and  2002  fiscal  years,  we  anticipate  our  annual maintenance capital needs to be approximately $10 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         Our practice is to finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada. Construction on the Heavenly gondola began in June, 2000 and as of October 1, 2000, we had expended $13.4 million on this project. Our management believes that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

         Our business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses at our resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond our control, as well as our cash flow requirements and the availability of external capital. Our real estate development is undertaken through our real estate development subsidiary, American Skiing Company Resort Properties. Recourse on debt incurred to finance this real estate development is limited to American Skiing Company Resort Properties and its subsidiaries, which include Grand Summit Resort Properties. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of July 30, 2000, the total assets collateralizing the real estate facilities, and included in the accompanying consolidated balance sheet, totaled approximately $291.8 million. American Skiing Company Resort Properties' eight existing development projects are currently being funded by the second amended real estate facility, the construction loan facility and a separate construction loan facility for the final phase of the Locke Mountain Townhomes at Sunday River. The Locke Mountain project is currently 100% sold and proceeds from closings are expected to be received and used to repay the debt during the 2nd quarter of fiscal 2001.

         We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although this financing is expected to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by our existing and future real estate projects that may constitute significant assets to us. Required equity contributions for these projects must be generated before they can be undertaken, and the projects are subject to mandatory pre-sale requirements under the second amended real estate facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and the possible sale of equity or debt interests in American Skiing Company Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them.

         We have outstanding $36 million of mandatorily redeemable 10 1/2% preferred stock, with an accreted value of $49.6 million as of October 31, 2000.. The mandatorily redeemable 10 1/2% preferred stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. We expect to hold the mandatorily redeemable 10 1/2% preferred stock until its maturity date of November 15, 2002, at which time we will be required to redeem the mandatorily redeemable 10 1/2% preferred stock at a redemption price of approximately $62 million. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

                      Results of Operations of the Company

                 Fiscal Year Ended July 30, 2000 ("Fiscal 2000")
             Versus Fiscal Year Ended July 25, 1999 ("Fiscal 1999")

Resort Operations:
         The components of resort operations for the fiscal years ended July 30, 2000 and July 25, 1999 are as follows:

         ------------------------------------------------------------------------------------
                                            Actual Year    Actual
                                               Ended       Year Ended        Increase/(Decrease)
                                          July 30, 2000    July 25, 1999      Dollar     Percent
         ------------------------------------------------------------------------------------
         Revenue category:
          Lift Tickets                         $   131.3     $  134.5    $  (3.2)     (2.4%)
          Food and beverage                         40.0         38.3         1.7       4.4%
          Retail sales                              38.3         41.5       (3.2)     (7.7%)
          Lodging and property                      32.7         31.6         1.1       3.5%
          Skier development                         24.8         24.2         0.6       2.5%
          Golf, summer activities and other         25.0         22.5         2.5      11.1%
                                             -------------  -----------  ----------   --------
         Total resort revenues                 $   292.1     $  292.6    $  (0.5)       0.1%
                                            -------------  -----------  ----------   --------

         Total Skier Visits                        5,006        5,090        (84)     (1.7%)

         Cost of resort operations             $   203.9     $  198.2      $  5.7       2.9%
         Marketing, general and administrative      49.4         51.4       (2.0)      (3.9%)
         Depreciation and amortization              47.0         44.2         2.8       6.3%
         ------------------------------------------------------------------------------------

         Warm weather patterns in early November, a rainy Thanksgiving weekend in the East and a warm, dry December nationwide all contributed to weak early season paid skier day levels. The December holiday week was also negatively impacted by the overall softness in the travel industry due to Y2K concerns and the lack of natural snowfall in key market areas. Substantial natural snowfall at all resorts and in key market areas late in our second fiscal quarter revived sluggish early season skier traffic heading into the third quarter. This momentum continued into February, during which fresh snowfall and good weather for the Presidents Holiday weekend produced three-day attendance records at almost all of our resorts. Skier traffic (and operating results) continued to be strong into March, but warm weather nation-wide and sustained rainfall in the East brought an early end to the ski season and as a result April resort revenues and operating profits fell short of the prior year.

         Revenues from lift tickets and retail sales were down a combined $6.4 million, or 3.6%, from the prior year due mainly to the decrease in paid skier days for the year. Food and beverage and lodging services revenues increased in Fiscal 2000, as revenues generated from the two new hotels at The Canyons offset the effect of the decrease in skier days at our eastern resorts. Skier development revenues actually increased by $0.6 million, or 2.5%, in Fiscal 2000, as we continued to realize the benefits of its new skier development programs instituted in fiscal 1999 in conjunction with the opening of new Sprint Perfect Turn Discovery Centers at four of our Eastern resorts. We also realized $1.6 million in net gains from the sale of non-strategic assets during the first quarter of fiscal 2000, which contributed most of the $2.5 million increase in golf, summer activities and other revenues in Fiscal 2000.

         Our Resort segment generated a $31.4 million loss before income taxes in Fiscal 2000, compared to a $33.4 million pre-tax loss in Fiscal 1999. This $2.0 million decrease in the year-to-date pre-tax loss is derived primarily from an $8.6 million decrease in interest expense, offset by a $4.1 million decrease in resort earnings before interest, taxes and depreciation, or EBITDA, and a $2.5 million increase in depreciation expense. The reduction in interest expense in fiscal 2000 is due primarily to the reduced level of debt outstanding under our senior credit facility as a result of the paydown on that facility from the proceeds of the series B preferred stock issuance. The decrease in resort earnings before interest, taxes and depreciation is derived from the net effect of (i) the $0.5 million decrease in resort revenues described above, (ii) a $5.7 million increase in resort operating expenses due mainly to pre-opening and start-up costs associated with the two new hotels at The Canyons and the Steamboat Grand Hotel, increased snowmaking and maintenance costs, food and beverage and lodging costs and retail costs of goods sold, and (iii) a $2.0 million reduction in marketing, general and administrative expenses. The increase in resort depreciation expense is due to the approximately $30 million in ski-related capital assets placed in service at our resorts since the end of the 1998-99 ski season.

Real Estate Operations:
         Real estate revenues increased by $107.6 million in Fiscal 2000 compared to Fiscal 1999, from $24.5 million to $132.1 million. The delivery of units in the Sundial whole-ownership condominium hotel and the new Grand Summit Hotel at The Canyons accounted for $41.0 million and $59.4 million, respectively, of real estate revenues in Fiscal 2000. Additional increases in real estate revenues during Fiscal 2000 resulted from sales of undeveloped land at Steamboat and The Canyons (combined $9.3 million in Fiscal 2000 versus $2.9 million in Fiscal 1999) and a $2.5 million increase in quartershare unit sales at the existing Grand Summit Hotels at our Eastern resorts ($20.9 million in Fiscal 2000 compared to $18.4 million in Fiscal 1999). An offsetting $2.3 million decrease was due to revenues recognized in Fiscal 1999 from the sale of townhouses at Sunday River, which did not recur in Fiscal 2000.

         Our Real Estate segment generated a loss before income taxes of $4.5 million in Fiscal 2000, a $5.1 million improvement over the $9.6 million pre-tax real estate loss generated in Fiscal 1999. This $5.1 million decrease in the pre-tax loss in fiscal 2000 is primarily derived from the net effect of a $10.6 million increase in real estate EBITDA offset by a $5.1 million increase in real estate interest expense and a $0.3 million increase in real estate depreciation.

         The sale of units at The Canyons Grand Summit Hotel contributed $12.7 in real estate EBITDA in fiscal 2000, there were no sales for this project in fiscal 1999. Offsetting this increase in real estate EBITDA was a decrease of $1.9 million from the sales of quarter shares at the Eastern Grand Summit hotels. The Sundial project contributed a negative $.8 million EBITDA to the fiscal 2000 results, the first year this project recorded sales. All other activities contributed a net positive $.6 million to real estate EBITDA compared to the prior year's results.

         The $5.1 million increase in real estate interest expense was primarily due to an increase in real estate debt outstanding in fiscal 2000 and lower capitalized interest due to completion of the two hotels at the Canyons.


         Benefit from income taxes decreased $9.3 million, from $15.1 million in fiscal 1999 to $5.8 million in fiscal 2000. The decrease in the benefit is due primarily to $7.4 million in valuation allowances established in fiscal 2000 relating to certain deferred tax assets for prior net operating losses. As a result of the sale of our series B preferred stock, the realization of the tax benefit of certain of our net operating losses and other tax attributes is dependent upon the occurrence of certain future events. It is our judgment that a valuation allowance of $3.0 million against our deferred tax assets for net operating losses and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, we expect to substantially realize the benefit of the remainder of our net operating losses and other tax attributes affected by the sale of our series B preferred stock. The remaining $4.4 million valuation allowance relates to excess net operating losses that may not be realizable in the State of Vermont.

         Extraordinary loss of $0.6 million (net of $0.4 million of tax benefits) in Fiscal 2000 resulted from the pro-rata write-off of certain existing deferred financing costs related to our senior credit facility. This write-off was due to the restructuring of the senior credit facility in connection with the permanent reduction in the availability of the revolving portion and the pay down of the term portion of the facility from the proceeds of the series B preferred stock issuance.

         Cumulative effect of a change in accounting principle of $0.7 million (net of $0.4 million tax benefit) in Fiscal 2000 resulted from the write-off of certain capitalized start-up costs relating to our hotel and retail operations and the opening of the Canyons resort in fiscal 1998. The accounting change was due to our adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. Initial adoption of this SOP should be reported as a cumulative effective of a change in accounting principles. Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications

         Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $16.6 million from $4.4 million in Fiscal 1999 to $21.0 million in the current fiscal year. This increase is primarily attributable to the additional accrual of dividends on 150,000 shares of series B preferred stock issued to Oak Hill in the first quarter of Fiscal 2000. We are currently accruing dividends on the series B preferred stock at an effective rate of 9.7%, with the assumption that dividends will not be paid in cash until the fifth anniversary of the issuance.


       Fiscal 1999 Versus Fiscal Year Ended July 26, 1998 ("Fiscal 1998")

         The actual results of Fiscal 1999 versus the actual results of Fiscal 1998 discussed below are not comparable due to the acquisition of the Steamboat and Heavenly resorts on November 12, 1997. Accordingly, the usefulness of the comparisons presented below is limited, as the Fiscal 1998 results include the results of Steamboat and Heavenly since November 12, 1997, while the Fiscal 1999 results include all twelve months of results of Steamboat and Heavenly. The following table illustrates the pro forma effect of the results of Steamboat and Heavenly as if the purchase had occurred at the beginning of Fiscal 1998:

-----------------------------------------------------------------------------------------------------------------
                                                  Pro Forma
                                   Actual Year    Effect on     Pro Forma        Actual      Pro Forma Increase/
                                      Ended       Year Ended    Year Ended     Year Ended         (Decrease)
                                 July 26, 1998   July 26, 1998  July 26, 1998  July 25, 1999  Dollar    Percent
-----------------------------------------------------------------------------------------------------------------
Revenue category:
 Lift Tickets                         $   135.9     $    0.0      $   135.9      $  134.5    $  (1.4)     (1.0%)
 Food and beverage                         34.0          0.5           34.5          38.3         3.8      10.9%
 Retail sales                              37.4          1.6           39.0          41.5         2.5       6.4%
 Lodging and property                      27.5          0.1           27.6          31.6         4.0      14.4%
 Skier development                         22.4          0.0           22.4          24.2         1.8       8.0%
 Golf, summer activities and other         20.4          1.4           21.8          22.5         0.7       3.3%
                                   -------------  -----------  -------------  ------------  ----------  ---------
Total resort revenues                 $   277.6     $    3.6      $   281.2      $  292.6     $  11.4       4.0%
                                   -------------  -----------  -------------  ------------  ----------  ---------

Cost of resort operations             $   171.2     $    8.6      $   179.8      $  198.2     $  18.4      10.2%
Marketing, general and administrative      40.1          5.0           45.1          51.4         6.3      14.0%
Depreciation and amortization              38.0          1.6           39.6          44.2         4.6      11.6%
-----------------------------------------------------------------------------------------------------------------

         Resort revenues increased $15.0 million or 5.4% from $277.6 million for Fiscal 1998 to $292.6 million for Fiscal 1999. The pro forma effect of the inclusion of the results from Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $3.6 million of the increase. The remaining $11.4 million increase in resort revenues is broken out by revenue category in the above table. The decrease in lift ticket revenues is derived from (i) a 4.3% decrease in skier visits, due to unfavorable weather conditions in New England and Colorado, resulted in an approximately $6.1 million decrease in lift ticket revenues, and (ii) a 3.5% increase in lift ticket yield, due mainly to price increases at Steamboat and Heavenly, offset this decrease by approximately $4.7 million. Increases in food and beverage and retail sales revenues are primarily attributable to additional food and beverage and retail outlets. The increase in skier development revenues is mainly associated with a new skier development program instituted in Fiscal 1999, which corresponded with the opening of new Sprint Discovery Centers at four of our eastern resorts. The increase in lodging revenue is primarily due to the full year of operations in Fiscal 1999 of three Grand Summit Hotels which opened during Fiscal 1998 (one each at Killington, Mount Snow and Sunday River).

         Real estate revenues decreased $36.5 million for Fiscal 1999 as compared to Fiscal 1998. The decrease is attributable to the substantial revenues recognized in Fiscal 1998 from closings on pre-sold quartershare units at our Grand Summit Hotels at Killington and Mt. Snow, and the Jordan Grand Hotel at Sunday River. These projects were completed during the second and third fiscal quarters of Fiscal 1998, and we realized $55.4 million in sales revenue from these projects in Fiscal 1998. For Fiscal 1999 we realized $18.4 million in on-going sales of quartershare units.

         Cost of resort operations increased $27.0 million or 15.8% from $171.2 million to $198.2 million. The pro forma effect of the inclusion of the results of Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $8.6 million of the increase. The majority of the remaining increase is attributable to (i) $4.8 million in lodging costs associated with a full year of operation of three new hotels, (ii) $1.2 million increase associated with a new skier development program which included the operation of four new Sprint Discovery Centers, (iii) $3.6 million in food and beverage and retail costs associated with additional outlets and higher sales volume and the liquidation of excess inventory during the fourth quarter of fiscal 1999; (iv) $1.1 million increase in snowmaking due to the lack of natural snow at our eastern resorts,
(v) $1.5 million increase in property taxes due to increased tax rates in Vermont and an increased asset base at The Canyons, and (vi) $1.0 million increase in event costs associated with marketing sponsorship.

         Cost of real  estate  sold  decreased  $16.7  million  in  Fiscal  1999 compared to Fiscal 1998. The decrease is attributable to the substantial cost recognized in the third quarter of Fiscal 1998 from closings of pre-sold quartershare units at our Grand Summit Hotels at Killington and Mt. Snow and the Jordan Grand Hotel at Sunday River. The cost associated with the revenue realized for Fiscal Year 1998 totaled $32.0 million. The cost associated with the on-going sales of these units in Fiscal 1999 totaled $10.9 million. The $21.0 million decrease related to sales of quartershare units was offset by other increases, due mainly to (i) $3.5 million of cost recognized relating to the sale of land which was not of strategic importance to our real estate development plan or resort operations; (ii) the write-off of $0.7 million in prepaid advertising and commission charges incurred in generating pre-sale contracts, some of which have subsequently expired, for a Grand Summit Hotel at our Sugarbush resort (the timing of development for the Sugarbush project is expected to be re-evaluated by the Company during next year's skiing season) and
(iii) $0.8 million of expenses were incurred during the second quarter of Fiscal 1999 relating to our unsuccessful $300 million bond offering which was undertaken to provide additional financing for our real estate projects.

         Marketing, general and administrative expenses increased $11.3 million or 28.2% from $40.1 million to $51.4 million. The inclusion of the results of Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $5.0 million of the increase. The majority of the remaining increase is attributable to (i) a planned increase in marketing expense at all the resorts of $2.9 million (ii) a stock compensation charge of $0.8 million relating to the vesting of additional management stock options, (iii) $0.6 million of additional expenses resulting from the expansion of management information services, (iv) $2.0 million of severance payments and restructuring of management compensation and (v) additional costs associated with being a public company.

         Depreciation and amortization increased $6.2 million for Fiscal 1999 compared to Fiscal 1998. The inclusion of the Steamboat and Heavenly resorts for the first fiscal quarter of 1999 accounts for $1.6 million of the increase. The remaining increase is primarily due to additional depreciation on capital improvements of approximately $53 million made this year. These increases are slightly offset by the change in the estimated useful lives of certain of our ski-related assets, which decreased depreciation expense by $0.7 million.

         Interest expense increased from $34.6 million for Fiscal 1998 to $39.4 million for Fiscal 1999. The increase is principally attributable to increased debt levels associated with financing our recent capital improvements and real estate projects.

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

         Accretion of discount and dividends accrued on mandatorily redeemable preferred stock decreased $0.9 million, or 17.0%, from $5.3 million for Fiscal

1998 to $4.4 million for Fiscal 1999. The decrease is primarily attributable to $0.9 million in additional accretion recognized during Fiscal 1998 relating to a conversion feature on our series A 14% exchangeable preferred stock that allowed holders of these securities to convert to shares of our common stock at a 5% discount to our initial public offering price. An additional $0.9 million of the decrease is due to amortization of issuance costs recognized in Fiscal 1998 related to our series A 14% exchangeable preferred stock upon its conversion into mandatorily redeemable 10 1/2% preferred stock. These decreases were offset by an increase resulting from the full twelve months accretion for Fiscal 1999 related to the mandatorily redeemable 10 1/2% preferred stock (as compared to only nine months in Fiscal 1998), and the compounding effect of the dividend accrual.

Recently Issued Accounting Standards

         Effective  July 31,  2000,  we will adopt SFAS No. 133  Accounting  for
Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities
- an Amendment of FASB Statement No. 133 (collectively SFAS 133 as amended or the Statement). We are required to adopt SFAS 133 as amended no later than the beginning of our fiscal reporting period beginning July 31, 2000. These standards will be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS 133 as amended requires that we record derivatives on the balance sheet as an asset or liability at fair value. The statement also requires that we must record derivatives that are not hedges at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows us to offset a derivative instrument's gains and losses against related results on the hedged item in the income statement, to the extent effective, and requires that we must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS 133 as amended provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

         We have five interest rate swap contracts outstanding as of July 30, 2000, two of which we have designated as cash flow hedges.

Cash flow hedges

         We have entered into two interest rate swap agreements, with a total notional amount of $75 million. Under these arrangements, which may be terminated on November 17, 2000 by the floating rate payer, we receive the 30-day LIBOR rate and pay a fixed rate of 5.68%. Prior to adoption of FAS 133 as amended, we have treated these swaps as hedges and accounted for them as such. We have not recorded any amounts on the Consolidated Balance Sheet as of July 30, 2000 in connection with these instruments and the net effect of the hedges was to record interest expense at the fixed rate of 5.68% on the first $75 million of debt. We have designated these swaps as cash flow hedges of variable future cash flows associated with the interest on our senior credit facility through November 17, 2000. Upon adoption, we will record the fair value of these swaps as an asset on the balance sheet with a corresponding credit to other comprehensive income. We will record subsequent changes in fair value of the swaps through other comprehensive income, except for changes related to ineffectiveness, during the period these instruments are designated as hedges. We do not currently anticipate ineffectiveness under these hedges through November 17, 2000. The net effect of the cash flow hedges will be for us to record interest expense at the fixed rate of 5.68% plus 3.5% (based on our current leverage)on the first $75 million of debt. If the swap agreements are not terminated on November 17, 2000 all subsequent changes in the fair value will be accounted for through earnings.

Other derivatives
         We entered into three interest rate swap agreements that do not qualify for hedge accounting under SFAS 133 as amended. The net effect of these swaps will result in a $2.1 million interest savings for us over the life of the Senior Subordinated Notes, due 2006. As of July 30, 2000, we have recorded $8,592,185 in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and we have been recording the net effect of the interest savings through the income statement on a straight-line basis over the life of the agreements. Upon adoption, we will record the fair value of these swaps as an asset and a liability with a corresponding entry to cumulative effect of the change in accounting principle in earnings; and we will recognize the amount recorded in Other Long Term Liabilities through a cumulative effect of the change in accounting principle in earnings. We will record subsequent changes in fair value of these swaps through the income statement.

Net effect of the Change in Accounting Principle

       ------------------------- ------------- --------------- -------------- --------------- -----------------
                                                                                                 Cumulative
                                                                                                 effect of
                                                                                                 change in
                                                                Other Long        Other          accounting
                                                 Liability-        Term       Comprehensive     principle in
            Debit/(Credit)       Asset - Swap       Swap        Liabilities       Income          earnings
       ------------------------- ------------- --------------- -------------- --------------- -----------------
       Cash flow hedges            $  258,862       $       -       $      -      $ 258,862)         $       -
       Other Derivatives            6,519,980    (11,065,538)      8,592,185                       (4,046,627)
                                 ------------- --------------- -------------- --------------- -----------------
       Total Derivatives          $ 6,778,842   $(11,065,538)    $ 8,592,185     $ (258,862)     $ (4,046,627)
       ------------------------- ------------- --------------- -------------- --------------- -----------------

         We have no embedded derivatives under SFAS 133 as amended and we are not aware of the potential impact of any other significant matter that may result from the adoption of these standards.

                          Forward-Looking Statements -
      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of
              the Private Securities Litigation Reform Act Of 1995

         Certain information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to: uncertainty as to future financial results; our substantial leverage; the capital intensive nature of development of our ski resorts; rapid and substantial growth that could place a significant strain on our management, employees and operations; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; changes in market conditions affecting the interval ownership industry; regulation of marketing and sales of our quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing, destination vacations and resort real estate; regional and national economic conditions; laws and regulations relating to our land use, development, environmental compliance and permitting obligations; termination, renewal or extension terms of our leases and United States Forest Service permits; industry competition; the adequacy of water supply at our properties; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks could cause our actual results for fiscal year 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, us. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure that we have made prior to the date of this report or the effectiveness of the Private Securities Litigation Reform Act.


                                     Item 7A
           Quantitative and Qualitative Disclosures about Market Risk

         Our market risk sensitive instruments do not subject us to material market risk exposures, except for risks related to interest rate fluctuations. As of July 30, 2000, we had $264.0 million in floating rate long-term debt outstanding, including current portion. We have entered into a $75 million notional value interest rate swap agreement in connection with our senior credit facility, which effectively swaps a portion of the variable rate borrowings to fixed rate borrowings. Under this agreement, which may be terminated by the floating rate payer on November 17, 2000, we pay a fixed rate of 5.68% and receive the 30-day LIBOR rate. As of July 30, 2000, total borrowings under the senior credit facility were $118 million, leaving $43 million at a variable rate for which the current interest rate is LIBOR plus 3.5%.

         The following sensitivity analysis expresses the potential impact on annual interest expense resulting from a hypothetical 100 basis point increase in the interest rate indices that our floating rate debt instruments are based on:

                                     Average             Notional          Average
                                     Balance            Variable to       Exposure    Hypothetical    Effect on
          Variable Rate Debt       Outstanding        Fixed Interest     to Interest    Change in      Annual
            Interest Index          in FY 2000          Rate Swaps        Rate Risk    Rate Index     Interest
       ------------------------------------------------------------------------------------------------------

        30-day LIBOR Rate             $  92,838        $   75,000       $ 17,838        100 bps       $  178
        US Prime Rate                   151,903                 -        151,903        100 bps        1,519
                                    ------------    --------------   ------------   ------------   ----------
        Total variable rate           $ 244,740        $   75,000       $169,740        100 bps      $ 1,697
       debt
                                    ============    ==============   ============   ============   ==========

         We believe that the potential effects of a 100-basis point increase in its floating rate debt instruments are not significant to our earnings and cash flow.

         We have also entered into a series of (non-cancelable) interest rate swap agreements in connection with our Senior Subordinated Notes, which are intended to defer a portion of the cash interest payments on the Notes into later years. The following table illustrates the key factors of each of these agreements:

                       February 9, 1998 - July 15, 2001                      July 16, 2001 - July 15, 2006
                -----------------------------------------------     ------------------------------------------------
                   Notional         Company         Company            Notional         Company         Company
                    Amount           Pays          Receives             Amount           Pays           Receives
                ---------------  --------------  --------------     ---------------  --------------  ---------------
Agreement 1       $120,000,000       9.01%       6-month LIBOR        $127,500,000       9.01%       6-month LIBOR

Agreement 2       $120,000,000   6-month LIBOR      12.00%            $127,500,000   6-month LIBOR       7.40%

         As a result of entering into this interest rate swap arrangement, we have fixed the cash-pay rate on the notes until their maturity in July 2006. The net effect of the swap agreements will result in a $2.1 million interest saving over the life of the agreements. This amount is currently being realized against interest expense on a straight-line basis. This treatment will change with our adoption of a new accounting pronouncement in the first quarter of fiscal 2001 (see "Recently Issued Accounting Standards" included in Item 7 of this report).


                                     Item 8
                   Financial Statements and Supplementary Data

Selected Quarterly Operating Results

        The following table presents certain unaudited quarterly financial information for the eight quarters ended July 30, 2000. In the opinion of our management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.

                                  Quarter Ended
-------------------------------------------------------------------------------------------------------------------
                     Oct. 25, 1998 Jan. 24, 1999 Apr. 25, 1999 Jul. 25, 1999 Oct. 24, 1999 Jan. 30, 2000 Apr. 30, 2000 Jul. 30, 2000
                      -----------   -----------   -----------   ------------   -----------  ----------     ----------    ----------
                                                              (in thousands)
 Net revenues:
 Resort                 $ 20,311    $103,205    $154,317         $ 14,725       $ 20,806    $104,480       $149,942      $16,849
 Real estate               4,485       6,300      10,324            3,383          2,549      22,147         73,153       34,214
                      ----------- ----------- -----------     ------------     -----------  ----------     ----------    ----------
 Total net revenues
                          24,796     109,505     164,641           18,108          23,355    126,627        223,095       51,063
                      ----------- ----------- -----------      ------------    -----------  ---------      ----------   ----------
 Operating expenses:
 Resort                   28,073      69,251      74,573           26,334          29,015     73,523         74,865       26,499
 Real estate               4,040       7,865       8,554            6,349           3,284     22,486         63,450       34,617
 Marketing, general and
      Administrative      10,826      17,922      14,519            8,167          10,753     16,283         13,063       9,306
 Depreciation and
      Amortization         2,709      19,010      19,731            2,752           3,202     20,924         19,076       3,826
                      ----------- ----------- -----------     ------------     -----------  ---------      ----------   ----------
 Total operating
expenses                  45,648     114,048     117,377           43,602          46,254    133,216        170,454      74,248
                      ----------- ----------- -----------     ------------     -----------  ---------      ----------   ----------
 Income(loss) from
      Operations       $(20,852)   $ (4,543)    $ 47,264       $(25,494)        $(22,899)   $(6,589)       $ 52,641    $(23,185)
                      =========== =========== ===========     ============     ===========  =========      ==========   ==========


                                    PART III

         Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12 and 13) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 15, 2000.

                                     PART IV

                                     Item 14
         Exhibits, Financial Statement Schedules and Reports on Form 8-K


 (a)   Documents filed as part of this report:                                                Page
1.   Index  to  financial   statements,   financial  statement  schedules,   and
     supplementary data, filed as part of this report:

          Report of Independent Accountants...................................................F-1

          Consolidated Balance Sheet..........................................................F-2

          Consolidated Statement of Operations................................................F-3

          Consolidated Statement of Changes in Shareholders' Equity ..........................F-4

          Consolidated Statement of Cash Flows................................................F-5

          Notes to Consolidated Financial Statements..........................................F-7

2. Financial Statement Schedules: All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.           Exhibits filed as part of this report:

Exhibit
No.                Description

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10K for the report date of October 22, 1999).

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

4.1. Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Form 10K for the report date of October 22, 1999).

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

10.2 Stockholders' Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B. Otten and the Registrant (incorporated by reference to Exhibit 10.2 to the Company's Form 10K for the report date of October 22, 1999).

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

10.11 Amended, Restated and Consolidated Credit Agreement dated as October 12, 1999, among the Company, certain Subsidiaries as Borrowers, the Lenders party thereto, and Fleet National Bank as Agent for the Lenders (incorporated by reference to Exhibit 10.11 to the Company's Form 10K for the report date of October 22, 1999).

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

10.17 Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.18 First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 25, 1999)

10.19 Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999.

10.20 ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.21 Credit Support Annex to ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.22 Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees (incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.23 Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 10.40 to the Company's annual report on Form 10-K for the year ended July 26,
         1998).

10.24 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., to ASC East (incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.25 Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.26 Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.27 Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc. to former shareholders of Mt. Attitash Lift Corporation (incorporated by reference to Exhibit 10.34 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.28 Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.29 Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.30 Lease Agreement dated as of July 1, 1993, between Snowridge, Inc. and Mountain Water Company (incorporated by reference to Exhibit 10.42 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.31 Lease Agreement dated as of March 1, 1988, between Snowridge, Inc. and Mountain Wastewater Treatment, Inc., (incorporated by reference to
         Exhibit 10.43 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.32 Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.33 Lease Agreement dated as of June 21, 1994, between the Town of Wilmington, Vermont and Mount Snow, Ltd. (incorporated by reference to
         Exhibit 10.46 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.34 Lease Agreement dated April 24, 1995, between Sargent, Inc. and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.47 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.35 Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated June 3, 1987 (incorporated by reference to Exhibit 10.52 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.36 Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.37 Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.38    Stock Option Plan  (incorporated  by reference to Exhibit  10.89 to the
         Company's   Registration   Statement  on  Form  S-1,  Registration  No.
         333-33483).

10.39    Form  of  Non-Qualified  Stock  Option  Agreement   (Five-Year  Vesting
         Schedule) (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.40    Form   of   Non-Qualified   Stock   Option   Agreement   (Fully-Vested)
         (incorporated   by  reference  to  Exhibit   10.91  to  the   Company's
         Registration Statement on Form S-1, Registration No. 333-33483).

10.41    Form of Incentive Stock Option Agreement  (incorporated by reference to
         Exhibit 10.92 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.42 Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.43 Employment Agreement between the Company and Leslie B. Otten dated August 1, 2000.

10.44 Terms of Employment between the Registrant and Christopher E. Howard dated October, 2000

10.45 Terms of Employment between the Registrant and Mark J. Miller dated October 7, 1999

10.46 Employment Agreement between the Registrant and William J. Fair dated May 17, 2000

10.47 Terms of Employment between the Registrant and Hernan Martinez dated April 28, 2000

10.48 Master Disposition and Development Agreement by and between South Tahoe Redevelopment Agency, The City of South Lake Tahoe and American Skiing Company Resort Properties, Inc., Heavenly Resort Properties, LLC, Heavenly Valley Limited Partnership, Trans-Sierra Investments, Inc. and Cecil's Market, Inc. dated as of October 29, 1999. (Incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 24, 1999)

10.49 The Canyons Resort Village Management Agreement dated as of November 15, 1999. (Incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 24, 1999)

10.50 Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (Incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 24, 1999)

10.51 Securities Purchase Agreement dated August 1, 2000 among the Registrant, American Skiing Company Resort Properties, Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference from the Registrant's Form 8-K for the report date July 31, 1999)

10.52 Second Amended and Restated Credit Agreement dated July 31, 2000 among American Skiing Company Resort Properties, Inc., Fleet National Bank, as Agent, and the other Lenders party thereto. (Incorporated by reference from the Registrant's Form 8-K for the report date July 31,
         1999)

10.53 Amendment to Stockholders' Agreement dated August 1, 2000 among the Registrant, Oak Hill Capital Partners, L.P. and Leslie B. Otten (Incorporated by reference from the Registrant's Form 8-K for the report date July 31, 1999).

10.54 First Amendment to Amended Restated and Consolidated Credit Agreement among Registrant, Fleet National Bank, as Agent, and certain other lenders party thereto, dated March 6, 2000 (Incorporated by reference from the Registrant's Form 10-Q for the report date March 14, 2000)

10.55 First Amendment to the Master Disposition and Development Agreement dated April 18, 2000 among the South Tahoe Redevelopment Agency, the City of South Lake Tahoe and the ASCRP, Inc., Heavenly Resort Properties, LLC, Heavenly Valley L.P., Trans-Sierra Investments, and Cecil's Market, Inc.

10.56 Second Amendment to the Master Disposition and Development Agreement, dated September 3, 2000, by and among the South Tahoe Redevelopment Agency, the City of South Lake Tahoe, American Skiing Company Resort Properties, Inc., Heavenly Valley Resort Properties LLC, Heavenly Valley, Limited Partnership, Trans-Sierra Investments and Cecil's Market, Inc.

10.57 Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation.

22.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers, LLP

23.2     Consent of Arthur Anderson LLP

24.1     Power of Attorney

27.1     Financial Data Schedule

(b)          Reports filed on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this instrument to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bethel, State of Maine, on this 26th day of October, 2000.

                                                   American Skiing Company


                                                   By:  /s/ Leslie B. Otten
                                                --------------------------------
                                                Leslie B. Otten
                                                Director, President and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                                By:  /s/ Christopher E. Howard
                                                --------------------------------
                                                Christopher E. Howard
                                              Director, Executive Vice President

                                                By: /s/ Mark J.Miller
                                                --------------------------------
                                                Mark J. Miller
                                                Senior Vice President,
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                By: /s/ Christopher D. Livak
                                                --------------------------------
                                                Christopher D. Livak
                                                Vice President-Accounting
                                                (Principal Accounting Officer)


                                                By: /s/ Paul Whetsell
                                                --------------------------------
                                                Paul Whetsell, Director

                                                By: /s/ Gordon M. Gillies
                                                --------------------------------
                                                Gordon M. Gillies, Director

                                                By: /s/
                                                --------------------------------
                ..                              Daniel Duquette, Director


                                                By:  /s/  David Hawkes
                                                --------------------------------
                                                David Hawkes, Director

                                                By:  /s/ Bradford E. Bernstein
                                                --------------------------------
                                                Bradford E. Bernstein, Director

                                                By:  /s/ Steven Gruber
                                                --------------------------------
                                                Steven Gruber, Director

                                                By:  /s/ J. Taylor Crandall
                                                --------------------------------
                                                J. Taylor Crandall, Director

                                                By:  /s/ William Janes
                                                --------------------------------
                                                William Janes, Director

                                                By:  /s/
                                                --------------------------------
                                                Paul Wachter, Director

                    Report of Independent Public Accountants


To the Board of Directors and
Shareholders of American Skiing Company:

         We have audited the accompanying consolidated balance sheets of American Skiing Company and its subsidiaries as of July 30, 2000 and July 25, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of American Skiing Company and its subsidiaries as of July 26, 1998, were audited by other auditors whose report dated October 14, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Skiing Company and subsidiaries as of July 30, 2000 and July 25, 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                     //Arthur Andersen LLP//

Boston, MA
October 3, 2000

                             American Skiing Company
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                    July 25, 1999        July 30, 2000
Assets
Current assets
        Cash and cash equivalents                                      $     9,003          $    10,085
        Restricted cash                                                      6,628                7,424
        Accounts receivable                                                  6,474                8,176
        Inventory                                                           10,837               10,200
        Prepaid expenses                                                     5,309                8,092
        Deferred income taxes                                                4,273                1,566
                                                                    ---------------     ----------------
              Total current assets                                          42,524               45,543

        Property and equipment, net                                        529,154              534,078
        Real estate developed for sale                                     207,745              222,660
        Goodwill                                                            76,672               75,003
        Intangible assets                                                   22,987               22,055
        Deferred financing costs                                             9,279               10,844
        Other assets                                                        19,141               16,595
                                                                    ---------------     ----------------
             Total assets                                              $   907,502          $   926,778
                                                                    ===============     ================

Liabilities, Mandatorily Redeemable Preferred Stock and
Shareholders' Equity
Current liabilities
        Current portion of long-term debt                              $    60,882          $    58,508
        Current portion of subordinated notes and debentures                   673                  525
        Accounts payable and other current liabilities                      77,951               70,957
        Deposits and deferred revenue                                       20,850               15,930
                                                                    ---------------     ----------------
      Total current liabilities                                            160,356              145,920

        Long-term debt, excluding current portion                          313,844              249,841
        Subordinated notes and debentures, excluding current portion       127,062              126,810
        Other long-term liabilities                                         15,687               17,494
        Deferred income taxes                                               10,062                  200
                                                                    ---------------     ----------------
         Total liabilities                                                 627,011              540,265

Mandatorily Redeemable 10 1/2% Series A Preferred Stock
        par value $1,000 per share; 40,000 shares authorized;
        36,626 issued and outstanding; including cumulative
        dividends in arrears (redemption value of $43,836 at July
        25, 1999 and $48,706 at July 30, 2000)                              43,836               48,706
Mandatorily Redeemable 8 1/2% Series B Preferred Stock
        par value $1,000 per share; 150,000 shares authorized,
        issued and outstanding; including cumulative dividends in
        arrears (redemption value of $162,865 at July 30, 2000)                  -              152,310

Shareholders' Equity
        Common stock, Class A, par value $.01 per share;
          15,000,000 shares authorized; 14,760,530 issued and
          outstanding at July 25, 1999 and July 30, 2000, respectively         148                  148
        Common stock, par value of $.01 per share; 100,000,000
          shares authorized; 15,526,243 and 15,708,633 issued and
          outstanding at July 25, 1999 and July 30, 2000, respectively         155                  157
        Additional paid-in capital                                         268,663              269,955
        Accumulated deficit                                               (32,311)             (84,763)
                                                                    ---------------     ----------------
                Total shareholders' equity                                 236,655              185,497
                                                                    ---------------     ----------------
                Total liabilities, mandatorily redeemable
                    preferred stock and shareholders' equity           $   907,502          $   926,778
                                                                    ===============     ================


           See accompanying notes to consolidated financial statements
                                       F-2

                             American Skiing Company
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                               Year Ended
                                               ----------------------------------------------
                                                July 26, 1998    July 25, 1999    July 30, 2000
                                               ------------    -------------    -------------
Net revenues:
   Resort                                       $  277,574       $  292,558       $  292,077
   Real estate                                      60,992           24,492          132,063
                                               ------------    -------------    -------------
      Total net revenues                           338,566          317,050          424,140
                                               ------------    -------------    -------------
Operating expenses:
   Resort                                          171,246          198,231          203,902
   Real estate                                      43,554           26,808          123,837
   Marketing, general and administrative            40,058           51,434           49,405
   Stock compensation charge                        14,254                -                -
   Depreciation and amortization                    37,965           44,202           47,028
                                               ------------    -------------    -------------
      Total operating expenses                     307,077          320,675          424,172
                                               ------------    -------------    -------------

Income (loss) from operations                       31,489          (3,625)             (32)
Interest expense                                    34,575           39,382           35,906
                                               ------------    -------------    -------------

Loss before benefit from income taxes
 and minority interest in loss of subsidiary       (3,086)         (43,007)         (35,938)

Benefit from income taxes                            (774)         (15,057)          (5,805)
Minority interest in loss of subsidiary              (445)                -                -
                                               ------------    -------------    -------------

Loss before extraordinary item and cumulative
effect of accounting change                        (1,867)         (27,950)         (30,133)

Extraordinary loss, (net of applicable income
   taxes $3,248, $0 and $396, respectively)
   (See Notes 6 & 7)                                 5,081                -              621
Cumulative effect of accounting change (net
     of applicable taxes of $449) (See Note 2)           -                -              704
                                               ------------    -------------    -------------

Loss before preferred stock dividends              (6,948)         (27,950)         (31,458)

Accretion of discount and dividends accrued on
mandatorily redeemable preferred stock               5,346            4,372           20,994
                                               ------------    -------------    -------------

Net loss available to common shareholders       $ (12,294)      $  (32,322)      $  (52,452)
                                               ============    =============    =============

Basic and diluted loss per share:
Loss before extraordinary items and
     cumulative effect of accounting change     $   (0.28)       $   (1.07)       $   (1.69)
Extraordinary loss, net of taxes                    (0.20)                -           (0.02)
Cumulative effect of accounting change, net
of taxes                                                 -                -           (0.02)
                                               ------------    -------------    -------------
Net loss available to common shareholders       $   (0.48)       $   (1.07)       $   (1.73)
                                               ============    =============    =============
Weighted average shares outstanding                 25,809           30,286           30,393
                                               ============    =============    =============

           See accompanying notes to consolidated financial statements
                                       F-3

                             American Skiing Company
           Consolidated Statements of Changes in Shareholders' Equity
                      (in thousands, except share amounts)


                                                                  Class A                           Retained
                                      Common stock              Common stock           paid-in    (Accumulated
                               -------------------------  ------------------------   Additional     earnings/
                                                                                       paid-in     (Accumulated
                                  Shares        Amount        Shares     Amount        capital      deficit)        Total
                               ------------  -----------  ------------- ----------  ------------- -------------  ------------

Balance at July 27, 1997                 -      $     -     14,760,530       $ 10      $   2,786     $  12,305     $  15,101
Shares issued pursuant to
  initial public offering       14,750,000          148              -          -        244,181             -       244,329
Issuance of Common Stock
  options                                -            -              -          -          8,538             -         8,538
Conversion of Class A Common
  Stock                                  -            -              -        138          (138)             -             -
Purchase of minority interest
  in subsidiary                    615,022            6              -          -          8,648             -         8,654
Original issue discount on
  Series A 14% Exchangeable
  Preferred Stock and 14%
  Senior Exchangeable Notes              -            -              -          -          1,841             -         1,841
Shares issued to purchase
  subsidiary                       140,000            1              -          -          1,994             -         1,995
Exercise of Common Stock
  options                           20,000            -              -          -             40             -            40
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -       (5,346)       (5,346)
Net loss                                 -            -              -          -              -       (6,948)       (6,948)
                               ------------  -----------  ------------- ----------  ------------- -------------  ------------
Balance at July 26, 1998        15,525,022          155     14,760,530        148        267,890            11       268,204
                               ============  ===========  ============= ==========  ============= =============  ============
Exercise of Common Stock
  options                            1,221            -              -          -              -             -             -
Issuance of Common Stock
  options                                -            -              -          -            773             -           773
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -       (4,372)       (4,372)
Net loss                                 -            -              -          -              -      (27,950)      (27,950)
                               ------------  -----------  ------------- ----------  ------------- -------------  ------------
Balance at July 25, 1999        15,526,243          155     14,760,530        148        268,663      (32,311)       236,655
                               ============  ===========  ============= ==========  ============= =============  ============

Exercise of Common Stock
  options                          182,390            2              -          -            363             -           365
Issuance of Common Stock
  options                                -            -              -          -            929             -           929
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -            -              -          -              -      (20,994)      (20,994)
Net loss                                 -            -              -          -              -      (31,458)      (31,458)
                               ------------  -----------  ------------- ----------  ------------- -------------  ------------
Balance at July 30, 2000        15,708,633      $   157     14,760,530     $  148      $ 269,955    $ (84,763)     $ 185,497
                               ============  ===========  ============= ==========  ============= =============  ============


           See accompanying notes to consolidated financial statements
                                       F-4

                             American Skiing Company
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                Year Ended
                                                            -------------------------------------------------
                                                              July 26,           July 25,         July 30,
                                                                1998               1999            2000
                                                            -------------      -------------   --------------
Cash flows from operating activities
Net loss                                                     $   (6,948)          $(27,950)     $   (31,458)
Adjustments to reconcile net loss to net cash provided by
(used in)
        operating activities:
     Minority interest in loss of subsidiary                       (445)                  -                -
     Depreciation and amortization                                37,966             44,202           47,028
     Discount on convertible debt                                  3,159                333              368
     Deferred income taxes                                       (3,910)           (15,517)          (7,155)
     Stock compensation charge                                    14,254                773              929
     Extraordinary loss                                            8,329                  -            1,017
     Cumulative effect of accounting change                            -                  -            1,153
     (Gain) loss from sale of assets                               (773)              2,426          (1,449)
     Decrease (increase) in assets:
          Restricted cash                                        (3,448)              (368)            (796)
          Accounts receivable                                    (3,608)              1,090          (1,702)
          Inventory                                              (2,088)              2,516              637
          Prepaid expenses                                       (1,644)            (1,600)          (3,098)
          Real estate developed for sale                        (25,950)          (125,331)         (43,406)
          Other assets                                          (10,319)            (5,000)            2,318
     Increase (decrease) in liabilities:
          Accounts payable and other current liabilities           2,413             33,579          (6,994)
          Deposits and deferred revenue                            (866)             10,635          (4,920)
          Other long-term liabilities                              2,586              2,977            3,637
                                                            -------------      -------------   --------------
Net cash provided by (used in) operating activities                8,708           (77,235)         (43,891)
                                                            -------------      -------------   --------------
Cash flows from investing activities
     Payments for purchases of businesses, net of cash
     acquired                                                  (291,773)                  -            (345)
     Capital expenditures                                      (106,917)           (46,007)         (27,229)
     Long-term investments                                         1,110              1,222                -
     Proceeds from sale of assets                                  7,227              7,198           10,175
     Proceeds from sale of business                                5,702                  -                -
     Other, net                                                      348                101              (4)
                                                            -------------      -------------   --------------
Net cash used in investing activities                          (384,303)           (37,486)         (17,403)
                                                            -------------      -------------   --------------
Cash flows from financing activities
     Net borrowings (repayment) under Senior Credit
     Facility                                                    194,227              7,308         (82,448)
     Repayment of previous credit facility                      (59,623)                  -               -
     Proceeds from long-term debt                                  1,568             20,145              139
     Proceeds from real estate debt                               71,462            115,909          139,026
     Repayment of long-term debt                                (15,793)           (10,466)         (11,105)
     Repayment of real estate debt                              (45,551)           (23,088)        (113,353)
     Deferred financing costs                                    (4,355)            (1,438)          (4,604)
     Net proceeds from initial public offering                   244,329                  -                -
     Repayment of subordinated notes                            (23,223)                  -                -
     Net proceeds from issuance of mandatorily redeemable
     securities                                                   17,500                  -          136,186
     Payments on demand note, Mr. Otten                             (87)               (16)          (1,830)
     Proceeds from exercise of stock options                         40                   -              365
     Cash payment in connection with early retirement of
     debt                                                        (5,087)                  -                -
                                                            -------------      -------------   --------------
Net cash provided by financing activities                        375,407            108,354           62,376
                                                            -------------      -------------   --------------
Net increase (decrease) in cash and cash equivalents               (188)            (6,367)            1,082
Cash and cash equivalents, beginning of period                    15,558             15,370            9,003
                                                           -------------      -------------   --------------
Cash and cash equivalents, end of period                     $    15,370         $    9,003     $     10,085
                                                           =============      =============   ==============

           See accompanying notes to consolidated financial statements

                             American Skiing Company
                Consolidated Statements of Cash Flows (continued)
                                 (in thousands)

                                                                                  Year Ended
                                                                --------------   -------------   --------------
                                                                   July 26,        July 25,         July 30,
                                                                    1998             1999            2000
                                                                --------------   -------------   --------------
Supplemental disclosures of cash flow information
 Cash paid for interest                                              $ 36,583        $ 41,295         $ 48,754
 Cash paid (refunded) for income taxes                                     43            (10)             (60)

 Supplemental schedule of noncash investing
 and financing activities
 Property acquired under capital leases                               $ 9,832         $ 7,425           $    -
 Non-cash transfer of real estate developed for sale to
  property and equipment                                                    -               -           27,758
 Notes payable issued for purchase of assets                           14,232           1,395                -
 Liabilities assumed associated with purchased companies               17,205               -                -
 Deferred tax asset associated with purchased companies                 1,650               -                -
 Purchase price adjustments related to deferred taxes                   1,226               -                -
 Purchase of minority interest                                            375               -                -
 Accretion of discount and issuance costs and dividends
   accrued on mandatorily redeemable preferred stock                    5,346           4,372           20,994
 Exchange of mandatorily redeemable securities for 10 1/2%
    Repriced Convertible Series A Preferred Stock                      36,626               -                -
 Intangible asset assumed to purchase subsidiary                        1,883               -                -









           See accompanying notes to consolidated financial statements
                                       F-6

American Skiing Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Basis of Presentation

         American Skiing Company ("ASC") is organized as a holding company and operates through various subsidiaries. ASC and its subsidiaries (collectively, the "Company") operate in two business segments, ski resorts and real estate development. ASC owns and operates the following ski resorts: Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, Killington, Mount Snow/Haystack and Sugarbush in Vermont, The Canyons in Utah, Steamboat Ski & Resort Corporation ("Steamboat") in Colorado, and Heavenly Valley Ski & Resort Corporation ("Heavenly") in California/Nevada. The Company performs its real estate development through its wholly-owned subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties"), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. ("GSRP") and Canyons Resort Properties, Inc. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies.

         ASC was formed on June 17, 1997, when Leslie B. Otten ("Mr. Otten") exchanged his 96% ownership interest in ASC East, Inc. ("ASC East") for 100% of the Common Stock of ASC. In conjunction with the formation of ASC, the Company recorded the 4% minority interest in ASC East. On January 23, 1998, the Company and the holders of the minority interest in ASC East entered into an agreement whereby the Company issued 615,022 shares of Common Stock in exchange for all shares of ASC East common stock held by the minority shareholders.

         On October 10, 1997, the Company approved an increase in authorized shares of Common Stock, a new issue of Class A Common Stock, the conversion of 100% of the outstanding Common Stock to Class A Common Stock and a 14.76 for 1 stock split of Class A Common Stock. The stock split was given retroactive effect in the consolidated financial statements as of July 27, 1997.

         The Company consummated an initial public offering (the "Offering") on November 6, 1997. The Company sold 14.75 million shares of common stock in the Offering at a price of $18.00 per share. Net proceeds to the Company after expenses of the Offering totaled $244.3 million. Of the 14.75 million shares sold in the Offering, 833,333 shares were purchased by Mr. Otten.

         The Company acquired Heavenly and Steamboat on November 12, 1997 for approximately $300.5 million, including closing costs and adjustments. The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated financial statements reflect the results of operations of Steamboat and Heavenly subsequent to November 12, 1997.

         On August 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million (collectively, the "Oak Hill Transaction"). As part of the Series B Agreement, the Company also agreed to move its state of incorporation from Maine to Delaware by merging the Company (ASC East, ASC West and ASC Utah) into a wholly owned Delaware subsidiary and amending its articles of incorporation (the "Delaware Reincorporation"). Under the Delaware Reincorporation, which took place on October 12, 1999, the Company was merged into a newly formed Delaware subsidiary (ASC Delaware) that survived the merger and that has a capital structure identical to the Company's prior to the merger.

2.       Summary of Significant Accounting Principles

    Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of American Skiing Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Fiscal Year
         The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 1998 and 1999 consisted of fifty-two weeks. The period for 2000 consisted of fifty-three weeks.

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

    Real Estate Developed for Sale
         The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property reaches its intended use. The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. Selling costs are charged to expense in the period in which the related revenue is recognized. Interest capitalized on real estate development projects during fiscal years 1998, 1999, and 2000 totaled $2.4 million, $6.4 million, and $15.3 respectively.

    Goodwill and Other Intangible Assets
         Intangible assets consist of goodwill and various other intangibles. The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions and also the purchase of a minority interest. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheet and are amortized using the straight-line method over their estimated useful lives as follows:

                  Goodwill                           up to 40 years
                  Tradenames                         40 years
                  Other intangibles                  16 - 20 years

     Deferred Financing Costs
         Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization. Amortization is calculated using the straight-line method over the respective original lives of the applicable issues. Amortization calculated using the straight-line method is not materially different from amortization that would have resulted from using the effective interest method.

    Long-Lived Assets
         The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of July 30, 2000, management believes that there has not been any impairment of the Company's long-lived assets, real estate developed for sale, goodwill or other identifiable intangibles.

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

   Interest
         Interest is expensed as incurred except when it is capitalized in connection with major capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1998, 1999 and 2000, the Company incurred total interest cost of $37.5 million, $46.4 million and $51.5 million, respectively, of which $2.9 million, $7.1 million, and $15.6 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

    Employee Benefits
         As of July 27, 1997, the Company maintained a number of profit sharing and savings plans pursuant to Section 401(k) of the Internal Revenue Code. In August 1997, the Company established the ASC 401(k) Retirement Plan pursuant to
Section 401(k) of the Internal Revenue Code (the "Plan") and subsequently merged the previously existing plans into the Plan. The Plan allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Company's discretion. The Company made no contributions to the profit sharing plans for 1998, 1999 and 2000. Contributions to the savings plans for 1998, 1999 and 2000 totaled $225,000, $395,000 and $439,000, excluding contributions to the former Steamboat and Heavenly plans. On January 1, 1998, the Heavenly profit sharing plan was merged into the Plan and the Steamboat 401(k) plan was merged into the Plan on October 1, 1998. Contributions to the Steamboat and Heavenly plans for Fiscal 1998 were $220,000 and $43,000, respectively. Contributions to the Steamboat plan for Fiscal 1999 were $7,000.

    Advertising Costs
         Advertising costs are expensed the first time the advertising takes place. At July 25, 1999 and July 30, 2000, advertising costs of $244,000 and $220,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheet. Advertising expense for the years ended July 26, 1998, July 25, 1999 and July 30, 2000 was $7.6 million, $9.5 million and $7.3 million, respectively.

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

    Earnings Per Share
         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and the Mandatorily Redeemable Preferred Stock) and "diluted" earnings per share. The Company adopted SFAS 128 in fiscal 1998 and all prior periods presented were retroactively restated. For the years ended July 26, 1998, July 25, 1999 and July 30, 2000, basic and diluted loss per share are as follows:

                                                                             Year Ended
                                                              ------------------------------------------
                                                              -------------  ------------  -------------
                                                                July 26,      July 25,       July 30,
                                                                  1998          1999           2000
                                                              -------------  ------------  -------------
                               Loss                            (in thousands, except per share amounts)
      Loss before preferred stock dividends and
          accretion, extraordinary items and cumulative
          effect of accounting change                           $  (1,867)    $ (27,950)    $  (30,133)
      Accretion of discount and dividends accrued on
          mandatorily redeemable preferred stock                     5,346         4,372         20,994
                                                              -------------  ------------  -------------
      Loss before extraordinary items and cumulative effect
      of accounting change                                         (7,213)      (32,322)       (51,127)
      Extraordinary loss, net of taxes                               5,081             -            621
      Cumulative effect of accounting change, net of taxes               -             -            704
                                                              -------------  ------------  -------------
      Net loss available to common shareholders                $  (12,294)    $ (32,322)     $ (52,452)
                                                              =============  ============  =============

                              Shares
      Total weighted average shares outstanding (basic and
      diluted)                                                      25,809        30,286         30,393
                                                              =============  ============  =============

              Basic and diluted loss per common share
      Loss before extraordinary items                           $   (0.28)    $   (1.07)      $  (1.69)
      Extraordinary loss, net of taxes                              (0.20)             -         (0.02)
      Cumulative effect of accounting change, net of taxes               -             -         (0.02)
                                                              -------------  ------------  -------------
      Net loss available to common shareholders                 $   (0.48)    $   (1.07)      $  (1.73)
                                                              =============  ============  =============

         The Company has outstanding 36,626 and 186,626 shares of convertible preferred stock (represented by two separate classes) at July 26, 1998 and July 25, 1999, and July 30, 2000, respectively. These shares are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 2,567,673, 2,746,048 and 1,359,963 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of July 26, 1998, July 25, 1999 and July 30, 2000, respectively. These shares are also excluded from the dilutive share calculation as the impact of their inclusion would also be anti-dilutive.

    Stock Compensation
         The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation" (See Note 12 - Stock Option Plan).

    Fair Value of Financial Instruments
         The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximates their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 30, 2000. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

     The estimated fair values of the Senior Subordinated Notes and other subordinated debentures at July 25, 1999 and July 30, 2000 are presented below (in thousands):

                                     July 25, 1999               July 30, 2000
                                    -------------                -------------
                                 Carrying          Fair       Carrying         Fair
                                  amount          value        amount          value

12% Senior Subordinated Notes   $   117,240   $  110,400   $  117,512      $  102,300
Other subordinated debentures   $    10,495   $    9,417   $    9,823      $    8,616

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

         Reclassifications

         Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2000 presentation.

    Recently Issued Accounting Standards

         In fiscal 2000, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement Of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). At adoption, SOP 98-5 required the Company to write-off any unamortized start-up costs as a cumulative effect of change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The initial adoption of SOP 98-5 resulted in the write-off of $1.2 million of start-up costs that had previously been capitalized as of July 25, 1999. The net effect of the write-off of $704,000 (which is net of income tax benefits of $449,000) has been expensed and reflected as a cumulative effect of an accounting change in the accompanying statement of operations for the year ended July 30, 2000.

         In December 1999, the Securities Exchange Commission (SEC) staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's consolidated financial results.

         Effective July 31, 2000, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS 133 as amended). SFAS 133 as amended is required to be adopted no later than the beginning of the fiscal reporting period beginning June 15, 2000, which for the Company is July 31, 2000. These standards are to be adopted as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS 133 and 138 require that derivatives be recorded on the balance sheet as an asset or liability at fair value. SFAS 133 as amended require that derivatives that are not hedges must be recorded at fair value through earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 as amended provides that the effective portion of the gain or loss on a
derivative   instrument  designated  and  qualifying  as  a  cash  flow  hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

         The Company has five interest rate swap contracts outstanding as of July 30, 2000. Two of these contracts have been designated as cash flow hedges.

Cash Flow Hedges

         The Company has entered into two interest rate swap agreements, with a total notional amount of $75 million. Under these arrangements, which may be terminated by the floating rate payer on November 17, 2000, the Company receives the 30-day LIBOR rate and pays a fixed rate of 5.68%. These swaps have been treated, prior to adoption, as hedges and accounted for as such. No amounts were recorded on the Consolidated Balance Sheet as of July 30, 2000 in connection with these instruments, and the net effect of the hedges was to record interest expense at the fixed rate of 5.68% plus 3.5% (based on the Company's current leverage) on the first $75 million of debt. These swaps have been designated as cash flow hedges of variable future cash flows associated with the interest on the Senior Credit Facility through November 17, 2000. Upon adoption, the fair value of these swaps will be recorded as an asset on the balance sheet with a corresponding credit to other comprehensive income. Subsequent changes in fair value of the swaps will be recorded through other comprehensive income, except for changes related to ineffectiveness during the period these instruments are designated as hedges. The Company does not currently anticipate ineffectiveness under these hedges through November 17, 2000. The net effect of the cash flow hedges will be to record interest expense at the fixed rate of 5.68% plus 3.5% (based on the Company's current leverage) on the first $75 million of debt. If the swap agreements are not terminated on November 17, 2000 all subsequent changes in the fair value will be accounted for through earnings.

Other derivatives
         The Company entered into three interest rate swap agreements that do not qualify for hedge accounting under SFAS 133 as amended. The net effect of these swaps will be interest savings to the Company of $2.1 million over the life of the Senior Subordinated Notes. As of July 30, 2000, the Company had $8,592,185 recorded in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and had been recording the net effect of the interest savings on a straight line basis over the life of the agreements through the income statement. Upon adoption, the fair value of these swaps will be recorded as an asset and a liability with a corresponding entry to cumulative effect of the change in accounting principle in earnings; and the amount recorded in Other Long Term Liabilities will be recognized through a cumulative effect of the change in accounting principle in earnings.
Subsequent changes in fair value of the swaps will be recorded through the income statement.

Net effect of the Change in Accounting Principle

       ------------------------- ------------- --------------- -------------- --------------- -----------------
                                                                                                 Cumulative
                                                                                                 effect of
                                                                                                 change in
                                                                Other Long        Other          accounting
                                                 Liability-        Term       Comprehensive     principle in
            Debit/(Credit)       Asset - Swap       Swap        Liabilities       Income          earnings
       ------------------------- ------------- --------------- -------------  --------------- -----------------
       Cash flow hedges            $  258,862       $       -       $      -      $ 258,862)         $       -
       Other Derivatives            6,519,980    (11,065,538)      8,592,185                       (4,046,627)
                                 ------------- --------------- -------------- --------------- -----------------
       Total Derivatives          $ 6,778,842   $(11,065,538)    $ 8,592,185     $ (258,862)     $ (4,046,627)
       ------------------------- ------------- --------------- -------------- --------------- -----------------

         The Company has no embedded derivatives under SFAS 133 as amended and is not aware of the potential impact of any other significant matter that may result from the adoption of these standards.

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
                                                                 =============

         Amortization of goodwill and intangible assets charged to depreciation and amortization was $1.3 million and $544,000, respectively, for fiscal 1998, $1.3 million and $704,000, respectively, for fiscal 1999, and $1.5 million and $761,000, respectively, for fiscal 2000.

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


4.      Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                   July 25, 1999      July 30, 2000
                                                   -------------      -------------
                Buildings and grounds                 $ 176,952        $ 195,847
                Machinery and equipment                 166,475          171,037
                Lifts and lift lines                    161,102          162,283
                Trails                                   37,130           38,061
                Land improvements                        19,006           18,708
                                                    ------------    -------------
                                                        560,665          585,936

                Less: accumulated depreciation          111,288          146,973
                                                    ------------    -------------
                                                        449,377          438,963

                Land                                     72,249           78,486
                Construction-in-process                   7,528           16,629
                                                    ------------    -------------
                Property and equipment, net            $529,154        $ 534,078
                                                    ============    =============

         Property and equipment includes approximately $52.3 million and $53.3 million of machinery and equipment and lifts held under capital leases at July 25, 1999 and July 30, 2000, respectively. At July 25, 1999 and July 30, 2000, related accumulated amortization on property and equipment under capital leases was approximately $9.0 million and $13.1 million, respectively. Amortization expense for property and equipment under capital leases was approximately $2.2 million, $4.4 million and $4.2 million for 1998, 1999 and 2000, respectively. Total depreciation and amortization expense relating to all property and equipment was $34.0 million, $40.4 million and $41.9 million for 1998, 1999 and 2000, respectively.

5.       Long-Term Debt

         Long-term debt consists of (dollar amounts in thousands):

                                                                                             July 25,      July 30,
                                                                                               1999          2000
Senior Credit Facility (See Note 7 - Senior Credit Facility)                                  $200,485       $118,037

Real estate development note payable with a face value of $105,000. The note bears interest at a variable rate of prime plus 2.5% per annum, which is accrued monthly.
Principal and interest on the note are payable as real estate quartershares are sold. Any remaining principal and accrued interest is due in March 2002. The note is collateralized
by the real estate developed for sale of GSRP.                                                  55,796         92,083

Real estate development term loan facility with a face value of $58,000 to finance the working capital of the Company's real estate subsidiaries. The facility bears interest at a variable rate equal to the lender's base rate plus 8.25% or a current rate of 16%.
Interest is payable monthly in arrears. Any remaining principal is due June 30, 2001. This facility is underwritten by substantially all the Resort Properties subsidiaries.  This facility was restructured into a new $73 million facility subsequent to fiscal 2000
year-end (See Note 16 - Subsequent Events).                                                     52,654         53,892

Note payable in an aggregate principal amount of $3,530 for forbearance fees for the amended and restated real estate development term loan facility described above. The note bears interest at 12% per annum and is payable at maturity. The Balance is due in full at
February 2002.  This note was paid off subsequent to fiscal 2000 as part of the
restructuring of the real estate term loan facility (See Note 16 - Subsequent Events).           3,530          3,530

Real estate development note payable with a face value of $10,000 to provide additional funds for the completion of the Steamboat Grand Hotel. The note bears interest at 20% per annum, half of which is payable monthly in arrears and the remainder is deferred until
final payment is made. The stated maturity date is August 1, 2003.                                   -          2,588

Note payable with a face value of $2,250. The note bears interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term. The principal is due in full
in December 2012.                                                                                2,250          2,250

Note payable with a face value of $2,000. The note bears interest at 10% per annum which is payable upon the maturity of the note. A principal payment of $1,000 was made in June
1999. The remaining principal and accrued interest was paid in full in June 2000.                1,000              -

Subordinated debentures issued with an original face value of $2,101. The initial coupon rate is 6% per annum and is adjusted annually in accordance with the agreement. Interest
is payable annually in May beginning in 1995. The debentures mature in April 2002.               1,912          1,800

Note payable with a face value of $1,720. The note bears interest at 12% per annum, which is payable quarterly, in arrears, beginning October 1998. The principal was paid in full
in July 2000.                                                                                    1,720              -

Note payable with a face value of $1,600. Interest is payable monthly beginning January
1998 for a 30-year term. The interest rate is 7% per annum for the first 10 years, 8.44%
per annum for the second 10 years and 10.55% per annum for the final 10 years. The
principal is due in full in December 2027.                                                       1,600          1,600

Note payable with a face value of $1,000. The note bears interest at 14% per annum, which
is payable monthly beginning in August 1997. The principal was paid in full in July 2000.        1,000              -


                                                                                             July 25,      July 30,
                                                                                               1999          2000

Note payable with a face value of $2,097 and bearing interest at the rate of 8.25% per annum. The principal and interest were paid in full upon completion of the Sundial Lodge
at the Canyons resort in fiscal 2000.                                                            2,097              -

Note payable with a face value of $6,600. The note bears interest at a rate of 8.5% per annum, which is paid quarterly, in arrears. Principal payments of $4,720 were made in fiscal 1999. The remaining balance was paid in full upon completion of the Grand Summit
Hotel at the Canyons resort in fiscal 2000.                                                      1,880              -

Real estate development note payable with a face value of $29,000. The note bears interest at a variable rate of prime plus1/4% and is payable monthly. The principal was paid in full upon completion of the Sundial Lodge project at the Company's Canyons resort in fiscal
2000.                                                                                            6,858              -

Real estate development note payable with a face value of $2,500 for the construction of employee housing at the Company's Steamboat resort. The note bears interest at a variable rate of prime plus1/4%. Principal and interest of $17 are payable monthly. The loan will be
converted to a 15-year amortization when the project is completed.                               1,831          2,397

Note payable with face value of $2,294. The note bears interest at 7.83% per annum.
Interest and principal payments of $22 are payable monthly beginning March 1998. The
principal was paid in full in fiscal 2000.                                                       2,154              -

Obligations under capital leases                                                                33,642         28,630
Other notes payable                                                                              4,317          1,542
                                                                                            -----------   ------------
                                                                                               374,726        308,349
                                                                                            -----------   ------------
Less: current portion                                                                           60,882         58,508
                                                                                            -----------   ------------
Long-term debt, excluding current portion                                                     $313,844       $249,841
                                                                                            ===========   ============

         The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 30, 2000.

         At July 30, 2000, the Company had letters of credit outstanding totaling $5.9 million.

         The non-current portion of long-term debt matures as follows (in thousands):

                                                             Subordinated
                                                Long-term      notes and        Total
                                                   debt       debentures        Debt
                                               -------------  ------------   ------------
              2002                                 $ 60,764        $  549       $ 61,180
              2003                                   50,892         1,074         51,985
              2004                                   73,745         1,466         75,231
              2005                                   33,152             -         33,152
              2006 and thereafter                    35,600       126,209        161,809
              Interest related to capitalized
              leases                                (4,245)             -        (4,389)
              Debt discount                            (67)       (2,488)        (2,555)
                                               -------------  ------------   ------------
                                                   $249,841     $ 126,810        376,651
                                               =============  ============   ============


6.       Subordinated Notes and Debentures

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

         In order to comply with the conditions to closing the Series B Preferred Stock sale (See Note 9 - Mandatorily Redeemable Securities), certain amendments were made to the Notes. One of the amendments permitted the consummation of a merger of two of the Company's wholly owned subsidiaries, ASC East and ASC West, with and into ASC. This merger was approved by the noteholders on August 1, 1999 and a payment of approximately $1.5 million was paid to the holders of the Notes. ASC, ASC East and ASC West were merged on October 6, 1999. In connection with the merger, ASC assumed all liabilities of ASC East and ASC West and became the primary obligor under the Notes. In addition, the then current subsidiaries of ASC and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture. As a result of the additional guarantee given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

         The Notes are general unsecured obligations of ASC, subordinated in right of payment to all existing and future senior debt of ASC, including all borrowings of the Company under the Senior Credit Facility. The Notes are fully and unconditionally guaranteed by the Company and all its subsidiaries with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company, Club Sugarbush, Inc., Walton Pond Apartments, Inc. and Deerfield Operating Company. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. The Notes mature July 15, 2006, and will be redeemable at the option of ASC, in whole or in part, at any time after July 15, 2001. The Notes were issued with an original issue discount of $3.4 million. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Notes amounted to $14.6 million in each of fiscal 1998, 1999, and 2000.

         ASC East incurred financing costs of $6.7 million in connection with the issuance of the Notes and the Company incurred an additional $2.5 million in costs related to the amendments made in connection with the Series B Preferred Stock sale. These amounts are recorded as deferred financing costs, net of accumulated amortization, in the accompanying consolidated balance sheets. Amortization expense included in the accompanying consolidated statement of operations for the years ended July 26, 1998, July 25, 1999 and July 30, 2000 amounted to $713,000, $668,600 and $1.0 million, respectively.

         The Company has entered into a series of (non-cancelable) interest rate swap agreements in connection with its Notes, which were intended to defer a portion of the cash interest payments on the Notes into later years. The following table illustrates the key factors of each of these agreements:

                       February 9, 1998 - July 15, 2001                      July 16, 2001 - July 15, 2006
                -----------------------------------------------     ------------------------------------------------
                   Notional         Company         Company            Notional         Company         Company
                    Amount           Pays          Receives             Amount           Pays           Receives
                ---------------  --------------  --------------     ---------------  --------------  ---------------
Agreement 1       $120,000,000       9.01%       6-month LIBOR        $127,500,000       9.01%       6-month LIBOR

Agreement 2        120,000,000   6-month LIBOR      12.00%             127,500,000   6-month LIBOR       7.40%

         As a result of entering into this interest rate swap arrangement, the Company has fixed the cash-pay rate on the Notes until their maturity in July 2006. The net effect of the swap agreements will result in a $2.1 million interest saving to the Company over the life of the agreements. This amount is currently being realized against interest expense on a straight-line basis prospectively from the second fiscal quarter of 2000 until July 2006. The cumulative net proceeds to the Company received from this arrangement of $5.1 million and $8.6 million as of July 25, 1999 and July 30, 2000, respectively, are included as other long term liabilities in the accompanying consolidated balance sheets.

         A portion of the proceeds from the Senior Credit Facility (See Note 7 - Senior Credit Facility) were used to redeem all of the Company's outstanding 13.75% Subordinated Discount Notes ("Subordinated Notes"). The indenture relating to the Subordinated Notes provided for a redemption price equal to 113.75% of the carrying value of the Subordinated Notes on the redemption date. The Company recorded extraordinary losses before any benefit for income taxes in Fiscal 1998 of approximately $4.3 million related to the prepayment of the Subordinated Notes and $1.0 million related to the write-off of deferred financing costs. These losses are included in the total extraordinary loss in the accompanying consolidated statement of operations for the year ended July 26, 1998.

         Other subordinated debentures owed by the Company at July 30, 2000 are due as follows (in thousands):

                                                 Interest   Principal
                                       Year        Rate       Amount
                                   ------------------------------------
                                       2001         8%          $  525
                                       2002         8%             549
                                       2003         8%           1,074
                                       2004         8%           1,466
                                       2010         8%           1,292
                                       2012         6%           1,155
                                       2013         6%           1,065
                                       2015         6%           1,500
                                       2016         6%           1,196
                                                            -----------
                                                               $ 9,822
                                                            ===========

7.       Senior Credit Facility

         In connection with the Offering, the Company established a senior credit facility on November 12, 1997 and repaid the indebtedness under the Company's then existing credit facility. In connection with the repayment of the old credit facility, the Company wrote-off deferred financing costs of $1.2 million and incurred prepayment penalties of $433,000. These amounts are included in the total extraordinary loss in the accompanying consolidated statement of operations for the year ended July 26, 1998.

           On October 12, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities totaling $215 million to a single facility totaling $165 million (the "Senior Credit Facility"). The Senior Credit Facility consists of a revolving credit facility in the amount of $100 million and a term facility in the amount of $65 million. The revolving portion of the Senior Credit Facility matures on May 31, 2004, and the term portion matures on May 31, 2006. The Senior Credit Facility is secured by substantially all the assets of ASC and its subsidiaries, except the real estate development subsidiaries, which are not borrowers under the Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the "Restricted Subsidiaries"). In conjunction with the restructuring of the Senior Credit Facility, the Company wrote-off a pro-rata portion of its existing deferred financing costs in the amount of $1.0 million, or $621,000 net of income taxes, which is included in the accompanying consolidated statement of operations for the year ended July 30, 2000 as an extraordinary loss.

         At July 30, 2000, the revolving portion of the Senior Credit Facility had outstanding borrowings of $53.7 million and the term portion of the Senior Credit Facility had outstanding borrowings of $64.4 million, all of which were under contracts which bear interest at the 30-day LIBOR rate plus an incremental margin based on the Company's leverage (a margin of 3.5% for revolving advances and 4.0% for term loan advances as of July 30, 2000, both being the maximum possible margins under the facility). The Company has entered into two interest rate swap agreements, with a total notional amount of $75 million, in connection with the Senior Credit Facility which effectively swap a portion of the variable interest rate borrowings to fixed rate borrowings. Under this arrangement, which will terminate November 17, 2000, the Company receives the 30-day LIBOR rate and pays a fixed rate of 5.68%. In effect, the first $75 million of borrowings under the Senior Credit Facility are fixed at 5.68% plus the leverage-based margin and all borrowings in excess of $75 million will bear a variable interest rate based on either the 30-day LIBOR or the Fleet Boston base lending rate, plus applicable margins based on the Company's leverage position. At July 30, 2000, the Company had outstanding $43.1 million in excess of the $75 million in fixed-rate borrowings under the revolving portion of the Senior Credit Facility which currently bears interest at the rate of 10.27% (30-day LIBOR rate of 6.77% plus a leverage-based margin of 3.5%).

         Both the revolving and term portions of the Senior Credit Facility accrue interest daily and pay interest quarterly, in arrears. At July 30, 2000, accrued interest for the revolving and term portions of the Senior Credit Facility was $1.1 million and $1.7 million, respectively.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, including maintenance of certain financial ratios. The revolving portion of the Senior Credit Facility is subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure under the revolving portion of the facility is not permitted to exceed $25 million for fiscal 2000 and $35 million for each fiscal year thereafter. The Company successfully complied with the clean-down requirement for fiscal 2000.

        The Senior Credit Facility contains restrictions on the payment of dividends by the Company on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Restricted Subsidiaries' consolidated net income after April 25, 1999, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Restricted Subsidiaries' debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to 1.0.

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

         The Senior Credit Facility also places a maximum level of non-real estate capital expenditures of $20 million for fiscal 2000 and $13 million for fiscal 2001 (exclusive of certain capital expenditures in connection with the sale of the Series B Preferred Stock). Following fiscal 2001, annual resort capital expenditures (exclusive of real estate capital expenditures) are capped at the lesser of (i) $35 million or (ii) the total of the Restricted Subsidiaries' consolidated EBITDA (as defined therein) for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition to the foregoing amounts, the Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at its Heavenly resort in Lake Tahoe, Nevada.

         The Company entered into an amendment to the Senior Credit Facility effective March 6, 2000 (the "Credit Facility Amendment") which significantly modified the covenant requirements, effective as of the end of the second quarter of fiscal 2000. The Credit Facility Amendment requires the following minimum quarterly EBITDA levels:

                           Fiscal Quarter                     Minimum EBITDA
                           -------------------------------------------------
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

         The Credit Facility Amendment also places restrictions on the maximum amount outstanding (excluding letters of credit) under the revolving portion of the Senior Credit Facility for the period from May 1 through December 3, 2000, after which time these restrictions will not recur in future periods. During this period, revolving credit advances shall not exceed the following amounts at any time during the indicated monthly periods:

                           Monthly Period Ending        Maximum Revolver Balance
                           July 30, 2000                      $60,000,000
                           September 3, 2000                  $70,000,000
                           October 1, 2000                    $80,000,000
                           October 29, 2000                   $85,000,000
                           December 3, 2000                   $90,000,000

8.        Income Taxes

          The provision (benefit) for income taxes charged to continuing operations was as follows (in thousands):

                                                                                  Year ended
                                                                -------------    -------------    -------------
                                                                  July 26,         July 25,         July 30,
                                                                    1998             1999             2000
                                                                -------------    -------------    -------------
     Current tax provision
          Federal                                                   $      -       $        -        $       -
          State                                                            -                -                -

     Deferred tax provision (benefit)
          Federal                                                        580         (11,939)          (7,728)
          State                                                      (1,354)          (3,118)           1,923
                                                                -------------    -------------    -------------
     Total benefit                                                  $  (774)       $ (15,057)        $ (5,805)
                                                                =============    =============    =============

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

         Deferred tax liabilities (assets) are comprised of the following at July 25, 1999 and July 30, 2000 (in thousands):


                                                                           July 25, 1999        July 30, 2000
                                                                           --------------     -------------
     Property and equipment basis differential                                $   53,814        $   57,407
     Other                                                                           640             1,002
                                                                           --------------     -------------
     Gross deferred tax liabilities                                               54,454            58,409

     Tax loss and credit carryforwards                                          (30,887)          (57,272)
     Capitalized  costs                                                          (1,856)           (3,849)
     Deferred revenue and contracts                                             (10,536)           (2,506)
     Stock compensation  charge                                                  (3,112)           (1,740)
     Reserves and accruals                                                       (4,239)           (4,390)
     Other                                                                         (661)                 -
                                                                           --------------     -------------
     Gross deferred tax assets                                                  (51,291)          (69,757)

     Valuation allowance                                                           2,626             9,982
                                                                           --------------     -------------
     Net deferred tax liability (asset)                                        $   5,789       $   (1,366)
                                                                           ==============     =============

         The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before provision (benefit) for income taxes, extraordinary loss and cumulative effect of change in accounting principle as a result of the following differences (in thousands):

                                                                             Year ended
                                                          --------------    -------------     -------------
                                                          July 26, 1998     July 25, 1999     July 30, 2000
                                                          --------------    -------------     -------------
     Income tax benefit at the statutory U.S. tax rates       $ (1,080)       $ (15,052)        $ (12,578)
     Increase (decrease) in rates resulting from:
           State taxes, net                                     (1,354)          (3,118)             1,923
           Change in valuation allowance                            250                -             3,000
           Stock option compensation                              1,019            1,623               761
           Nondeductible items                                      634              848               498
           Other                                                  (243)              642               591
                                                          --------------    -------------     -------------
     Income tax benefit at the effective tax rates             $  (774)       $ (15,057)        $  (5,805)
                                                          ==============    =============     =============

         At July 30, 2000, the Company has federal net operating loss ("NOL") carryforwards of approximately $127.3 million which expire in varying amounts though the year 2020, a federal capital loss carryover of approximately $2.9 million that expires in the years 2003 and 2004, and approximately $630,000 in general business credit carryforwards which expire in varying amounts through 2020. Internal Revenue Code Section 382 limits the amount of NOL carryforwards incurred before a change in ownership, as defined, that can be used annually against income generated after the change in ownership. The Company experienced a change in ownership both in November of 1997 as a result of the Offering and in August of 1999 as a result of the Oak Hill Transaction. The use of approximately $84.9 million of the federal NOL carryovers are subject to limitation under Section 382 as a result of the Oak Hill Transaction. In addition, approximately $27.3 million of the federal NOL carryforwards are subject to an additional limitation under Section 382 as a result of the Offering. Because of recent acquisitions, the limitation for both ownership changes is required to be allocated to the various subsidiaries based on their relative fair market values. In addition, certain subsidiaries have separate pre-change in ownership losses, which are subject to additional annual limitations as a result of previous changes in ownership.
Subsequent changes in ownership could further affect the limitations in future years.

         In addition to the limitations under Section 382, approximately $6.8 million of the federal NOL carryovers are from separate return years, as defined in the regulations to the Internal Revenue Code, of certain subsidiaries (or sub-groups), and may only be used to offset each subsidiary's (or sub-group's) contribution to consolidated taxable income in future years.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During fiscal 2000, the valuation allowance was increased by approximately $7.4 million, from $2.6 million at July 25, 1999 to $10.0 million at July 30, 2000. As a result of the Oak Hill Transaction, the realization of the tax benefit of certain of the Company's NOL carryovers and other tax attributes is dependent upon the occurrence of certain future events. It is the judgement of management that a valuation allowance of $3.0 million against its deferred tax assets for NOL carryforwards and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized. Based on facts known at this time, the Company expects to substantially realize the benefit of the remainder of its NOLs and other tax attributes affected by the Oak Hill Transaction. The remaining $4.4 million increase in the valuation allowance primarily relates to the benefit of certain state NOL carryovers. Based on the specific state rules for the use of these NOL carryovers and the Company's operations in those states, the Company believes that it is more likely than not that the benefits of such state NOL carryforwards will not be realized. Management believes that the valuation allowance of $10.0 million as of July 30, 2000 is appropriate based on the change of ownership events and the resulting annual limitations and the Company's business operations and plans.


9.      Mandatorily Redeemable Securities

     Series A Preferred Stock
         Pursuant to a Securities Purchase Agreement (the "Series A Agreement") dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock (the "Series A Preferred Stock") in a private offering to an institutional investor. The Company incurred $1.1 million in expenses in connection with the issuance of the Preferred Stock.

         Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the "Exchangeable Notes") on July 28, 1997 in a private offering to an institutional investor. The Company incurred deferred financing costs totaling $1.1 million in connection with the issuance of the Exchangeable Notes. The Exchangeable Notes bore interest at a rate of 14% per annum and mature on July 28, 2002. Interest on the Exchangeable Notes was payable in cash or additional Exchangeable Notes, at the option of the Company.

         On November 15, 1997, subsequent to the completion of the Offering, each share of Series A Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable 10 1/2% Preferred Stock. The total number of Mandatorily Redeemable 10 1/2% Preferred Stock shares issued in association with the exchange were 36,626 and have a face value of $1,000 per share. The carrying value of the Series A Preferred Stock and Exchangeable Notes just prior to the conversion were $18.4 million and $18.2 million, respectively. The Company incurred an extraordinary loss before income tax benefit of $1.0 million upon the conversion of the Preferred Stock and Exchangeable Notes as a result of the write-off of unamortized deferred financing costs relating to the Exchangeable Notes.

         Under the Series A Agreement, the Mandatorily Redeemable 10 1/2% Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's Common Stock at a conversion price of $17.10 for each common share. In the event the Mandatorily Redeemable 10 1/2% Preferred Stock is held to the maturity date of November 15, 2002, the Company will be required to pay the holder in cash the face value of $36.6 million plus cumulative dividends in arrears.

         In the event of a default, as defined in the Series A Agreement, there shall be a mandatory redemption of the Mandatorily Redeemable 10 1/2% Preferred Stock by the Company unless the holder of the stock elects instead to have visitation rights to meetings of both the Board of Directors and Management Committees until the event of default is cured.

         The Mandatorily Redeemable 10 1/2% Preferred Stock ranks senior in liquidation preference to all Common Stock and Class A Common Stock outstanding at July 30, 2000 as well as any Common Stock and Class A Common Stock issued in the future.

     Series B Preferred Stock
         Pursuant to a Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill") for $150 million. The Company used approximately $129 million of the proceeds to reduce indebtedness under its Senior Credit Facility, approximately $30 million of which has been reborrowed and invested in the Company's principal real estate development subsidiary, Resort Properties. The remainder of the proceeds were used to (1) pay approximately $16 million in fees and expenses in connection with the Series B Preferred Stock sale (approximately $13 million) and related transactions (approximately $3 million), and (2) acquire from Mr. Otten certain strategic assets and to repay a demand note issued by a subsidiary of the Company to Mr. Otten, in the aggregate amount of $5.4 million.

      The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 50.0% of the Company's outstanding common stock and Class A common stock as of July 30, 2000. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and the Chairman and Chief Executive Officer of the Company, Mr. Otten, have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and Mr. Otten together elect eight of the eleven members of the Company's Board.

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

         The Stockholders' Agreement, dated August 9, 1999, was amended as of July 31, 2000 (See Note 16 - Subsequent Events).

10.      Related Party Transactions

         Sunday River provided lodging management services for Ski Dorm, Inc. ("Ski Dorm"), a corporation previously owned by Mr. Otten and his mother, which owns a ski dorm located near the Sunday River resort. During fiscal 1998 and 1999 payments by Ski Dorm to Sunday River totaled $2,000 and $65,000, respectively.

         After the consummation of the Series B Preferred Stock sale to Oak Hill, the Company, through one of its subsidiaries, acquired or obtained rights to acquire the following assets from entities owned or controlled by Mr. Otten:

         o The land underlying the snowmaking ponds at the Sunday River resort, together with all associated water rights, which were previously leased by a subsidiary of the Company, for a purchase price of $2.1 million.

         o The Ski Dorm building and land underlying the Snow Cap Inn, each located at the Sunday River resort, for an aggregate purchase price of $679,000.

         o Approximately 3,300 acres of undeveloped land at the Sunday River resort, which was optioned to a subsidiary of the Company for an initial payment of $650,000, which payment may be applied to the purchase price. The purchase price is $3,692,000, which is a 12% discount from the appraised value of the land. The purchase price will be discounted by another 20% or 10% if the option is exercised within 12 and 24 months of the option date, respectively. As of July 30, 2000, the Company has not exercised its option to purchase the undeveloped land.

         In connection with the foregoing asset sale, the Company also repaid the outstanding principal and accrued interest of a note from a subsidiary of the Company payable to Mr. Otten totaling approximately $2.0 million. The note was originally issued to Mr. Otten to cover certain tax liabilities generated when the Company's subsidiary converted from a subchapter S corporation to a subchapter C corporation.

         Mr. Paul Wachter, a member of the Company's Board of Directors, is the founder and Chief Executive Officer of Main Street Advisors. Main Street Advisors, through Mr. Wacter, acted as one of the Company's investment bankers in connection with the Series B Preferred Stock sale, for which it was paid a fee of approximately $1.5 million.

         On May 10, 2000, the Company, through one of its subsidiaries, purchased two parcels of land adjacent to the Company's Sugarbush resort from Sugarbush Land Holdings, Inc., a corporation controlled by Mr. Otten. The two parcels, totaling approximately 128 acres, were purchased for an aggregate price of approximately $589,000. The terms of the purchase, including the purchase price, were reviewed and approved by the Executive Committee and Audit Committee of the Company's Board of Directors.

         In March, 2000, the Company, through one of its subsidiaries, sold residential units at the Company's Sundial Lodge at The Canyons to Mr. Blaise Carrig, Mr. Christopher Howard and Mr. Daniel Duquette. Mr. Carrig is President of the Company's subsidiary which operates The Canyons. Mr. Howard is the Company's Executive Vice President. Mr. Duquette is a member of the Company's Board of Directors. Mr. Carrig and Mr. Howard each purchased one residential unit in the Sundial Lodge for a purchase price of $201,000. Mr. Duquette purchased one residential unit in the Sundial Lodge for a purchase price of $345,000. The purchase price which Mr. Carrig, Mr. Howard and Mr. Duquette purchased these units were the same as those at which the units (or units of comparable size and finish) were offered for sale to the general public.

11.      Commitments, Lease Contingencies and Contingent Liabilities

          The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1998, 1999 and 2000 was $2.5 million, $2.6 million and $3.1 million, respectively.

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

          In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period. Lease payments are based on a percentage of gross skiing and lodging revenues. The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000. Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statement of operations for 1998, 1999 and 2000 was $473,000, $311,000, and $918,000, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development. Payments for these options total approximately $19.5 million and are payable at various times and in varying amounts, at the Company's discretion, through December 2001. The Company is not required to make the option payments for all parcels of land in order to develop and sell real estate on the land covered under the lease. Through July 30, 2000, the Company has made $12.9 million of option payments, of which $3.6 million has been allocated to the cost of parcels that have been purchased to date. The remaining $9.3 million in option payments are included in other assets in the accompanying consolidated balance sheet and will eventually be allocated to the cost of future parcels purchased by the Company.

          In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $6.4 million, $6.1 million and $7.8 million for the years ended 1998, 1999 and 2000, respectively.

         Future minimum lease payments for lease obligations at July 30, 2000 are as follows (in thousands):

                                                               Capital        Operating
                                                                Leases          leases
                                                             ------------    ------------
               2001                                             $  8,949        $  7,128
               2002                                                8,864           6,366
               2003                                                6,059           5,230
               2004                                               10,898           4,140
               2005 and thereafter                                   600          12,292
                                                             ------------    ------------
                   Total payments                                 35,370        $ 35,156
                                                                             ============
                   Less interest                                 (6,740)
                                                             ------------
                   Present value of net minimum payments          28,630
                   Less current portion                          (6,454)
                                                             ============
                   Long-term obligations                        $ 22,176
                                                             ============

          The Company currently has a Grand Summit Hotel under construction at Steamboat. Total construction costs for this project are estimated to be $116 million and it is primarily being financed through a $110 million revolving construction loan facility with TFC Textron and an additional $10 million bulge facility, also with TFC Textron. The Company also has a $58 million term facility with Fleet Boston that can be used for this project as well as general and operating expenditures. As of July 30, 2000, the Company had $92.1 million outstanding on the Textron facility, $2.6 million on the Textron Bulge facility and the entire $58 million available under the Fleet Boston facility. The
Company estimates that as of July 30, 2000, approximately $17 million was required to complete the Steamboat Grand Hotel. The additional funds will be generated from the net proceeds of the sale of existing Grand Summit inventory. On July 31, 2000 the Company Amended the Fleet Boston Facility (See Note 16 - Subsequent Events).

         On July 22, 1998, the Company entered into an agreement with Marriott Ownership Resorts, Inc. ("Marriott") for the future sale of land parcels at the Company's Killington, Sunday River, The Canyons, Steamboat and Heavenly resorts (the "Marriott Agreement"). Under the Marriott Agreement, Marriott has the right to develop luxury vacation ownership properties at each of the five aforementioned properties. In accordance with the Marriott Agreement, the Company has granted to Marriott certain development and marketing rights at the related resorts. In return, in the event that Marriott elects to develop properties at the resorts, the Company will receive proceeds for the sale of the land parcels and will receive a percentage of the Marriott sales of the luxury vacation ownership properties. The Company has received a cash deposit of $1.6 million from Marriott relating to the future land sales, and because none of the parcels have yet to be sold, the deposit is recorded as deposits and deferred revenue in the accompanying consolidated balance sheet at July 25, 1999. In the Fall of 1999, Marriott informed the Company that it would not be proceeding on a timely basis with its developments at the Company's properties at The Canyons and Sunday River. As a result, on March 6, 2000, the Company and Resort Properties entered into an amendment (the "Amendment") to their July 22, 1998 Purchase and Development Agreement with Marriott. The Amendment eliminates the Marriott Agreement's restrictions upon real estate at all the Company's resorts other than Killington, Steamboat and Heavenly. The Company and Marriott are obligated to negotiate site specific agreements for development projects at those three remaining resorts during the 105-day period following March 30, 2000. In the event of successful negotiation, Marriott's exclusive timeshare development rights at those three resorts will continue. If negotiations are not successful, then Marriott's exclusive timeshare development rights will be terminated. Under the Amendment, Marriott's right of first refusal has been permanently eliminated and Resort Properties has refunded to Marriott $960,000 in previously advanced purchase price. Early in fiscal 2001, the Marriott Agreement was terminated in connection with the sale to Marriott of certain land option rights at Heavenly (See Note 16 - Subsequent Events).

         The Killington resort has been identified by the U.S. Environmental Protection Agency (the "EPA") as a potentially responsible party ("PRP") at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut. Killington rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP. In addition, the Company's Heavenly resort was designated as a PRP at a Superfund site in Patterson, CA. The Company entered into a cash-out settlement agreement which has been accepted by the EPA and funded as part of an overall settlement of the site. The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business or financial condition of the Company or results of operations or cash flows.

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

12.     Stock Option Plan

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

                                                                Weighted
                                                                 Average
                                                Number          Exercise
                                              of Shares           Price
               ------------------------------------------------------------
               Outstanding at July 27, 1997              -               -
               Granted                           2,716,057          $14.01
               Exercised                          (20,000)            2.00
               ------------------------------------------------------------
               Outstanding at July 26, 1998      2,696,057           14.10
               Granted                           1,196,000            7.17
               Exercised                           (1,221)            2.00
               ------------------------------------------------------------
               Outstanding at July 25, 1999      3,890,836           11.97
               Granted                           2,660,000            2.70
               Exercised                         (182,390)            2.00
               Returned                        (2,325,127)           15.60
               ------------------------------------------------------------
               Outstanding at July 30, 2000      4,043,319          $ 4.24
               ------------------------------------------------------------

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The remainder of these options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For fiscal 1998, 1999 and 2000, the Company recognized $500,000, $773,000 and $1.0 million, respectively, of stock compensation expense relating to these options. The total stock compensation charge, including the tax bonus, of $14.3 million recorded in fiscal 1998 is reflected as Stock compensation charge, while the $773,000 and $1.0 million recorded in fiscal 1999 and 2000, respectively, is reflected as marketing, general and administrative costs in the accompanying consolidated statement of operations. The liability for the fixed tax bonus to be paid to the optionees has been reduced to reflect $1.9 million in tax bonus payments made as of July 30, 2000 in connection with options exercised. The remaining $3.9 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet at July 30, 2000.

         The following table summarizes information about the stock options outstanding under the Stock Plan at July 30, 2000:

                                          Weighted
                                           Average
                                          Remaining    Weighted                Weighted
                Range of                Contractual     Average                 Average
                Exercise  Outstanding      Life (in    Exercise Exercisable    Exercise
                  Prices    @ 7/30/00        years)       Price   @ 7/30/00       Price
             ---------------------------------------------------------------------------
               $2 - $5      3,000,869           9.0      $2.58      768,713      $ 2.32
                6 - 10        851,600           8.0        7.11     400,400        7.12
               11 - 15         22,500           7.0       14.19      22,500       14.19
               16 - 18        168,350           8.0       18.00     168,350       18.00
             ---------------------------------------------------------------------------
               $2 - $18     4,043,319           8.7       $4.24   1,359,963       $5.87
             ---------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's stock option plan, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

              Fiscal Years Ended                   1998              1999         2000
              ---------------------------------------------------------------------------------
              Net Loss
                   As reported                   $  (12,294)      $  (32,322)       $ (52,452)
                   Pro forma                        (27,562)         (32,691)         (39,904)
              Basic and diluted net loss
                per common share
                   As reported                    $   (0.48)        $  (1.07)        $  (1.73)
                   Pro forma                          (1.07)           (1.08)           (1.31)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

             Fiscal Years Ended                    1998            1999             2000
             --------------------------------------------------------------------------------
             Expected life                        10 yrs          10 yrs           10 yrs
             Risk-free interest rate               5.6%            6.0%             6.5%
             Volatility                           47.1%           68.4%            93.9%
             Dividend yield                         -                -               -

         The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $2.00 per share was $16.92 per share. The weighted average grant date fair value for the options granted in fiscal 1998 with an exercise price of $14.19 to $18.00 per share was $11.92 per share. The weighted average grant date fair value for the options granted in fiscal 1999 with an exercise price of $4.00 to $8.75 per share was $5.71 per share. The weighted average grant date fair value for the options granted in fiscal 2000 with an exercise price of $2.00 to $3.00 per share was $2.26 per share.

13.      Capital Stock

          The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights and preferences of holders of Class A Common Sock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock will elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock will elect a class of directors that constitutes one-third of the Board of Directors. Each share of Class A Common Stock will be convertible into one share of Common Stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Mr. Otten and (iii) automatically if, at any time, the number of shares of Class A Common Stock outstanding represents less than 20% of outstanding shares of Common Stock and Class A Common Stock. Mr. Otten holds 100% of the Class A Common Stock, representing approximately 51% of the combined voting power of all outstanding shares of Common Stock and Class A Common Stock.

14.      Business Segment Information

         The Company currently operates in two business segments, Resorts and Real Estate. The two segments are managed differently because they offer different products and services and require different marketing strategies. Each segment also has distinctly separate capital structures. The Resort segment operates nine ski resorts and all of their related activities (lift ticket sales, retail, food & beverage, skier development, lodging services, golf and other summer activities). The Real Estate segment develops mountainside real estate properties at the Company's ski resorts. Data by segment is as follows:

                                              July 26, 1998    July 25, 1999     July 30, 2000
                                              --------------   --------------    --------------
        Net revenues:
           Resorts                               $  277,574       $  292,558        $  292,077
           Real estate                               60,992           24,492           132,063
                                              --------------   --------------    --------------
                                                 $  338,566       $  317,050        $  424,140
                                              ==============   ==============    ==============

         Income (loss) before income taxes
           Resorts                              $  (17,286)      $  (33,371)        $ (31,409)
           Real estate                               14,200          (9,636)           (4,529)
                                              --------------   --------------    --------------
                                                $   (3,086)      $  (43,007)       $  (35,938)
                                              ==============   ==============    ==============

        Depreciation and amortization:
           Resorts                               $   37,580       $   43,226        $   45,759
           Real estate                                  385              976             1,269
                                              --------------   --------------    --------------
                                                 $   37,965       $   44,202        $   47,028
                                              ==============   ==============    ==============

        Capital expenditures:
           Resorts                               $   92,998       $   52,465        $   27,229
           Real estate                               93,255          153,106           166,879
                                              --------------   --------------    --------------
                                                 $  186,253       $  205,571        $  194,108
                                              ==============   ==============    ==============

        Identifiable assets:
           Resorts                                                $  560,219        $  538,131
           Real estate                                               247,338           291,754
                                                               --------------    --------------
                                                                  $  807,557        $  829,885
                                                               ==============    ==============

15      Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information (amounts in thousands, except per share amounts):

                                                           First        Second        Third        Fourth
                                                          Quarter      Quarter       Quarter      Quarter
                                                        -----------  ------------  -----------   ----------
Year ended July 30, 2000:

Net sales                                                 $ 23,355     $ 126,627    $ 223,095     $ 51,063
Income (loss) from operations                             (22,899)       (6,589)       52,641     (23,185)
Income (loss) before preferred stock dividends            (21,813)       (9,805)       26,783     (25,298)
Net income (loss) available to common shareholders        (27,954)      (15,124)       21,464     (30,838)

Basic income (loss) per share:
Net income (loss) available to common shareholders        $ (0.92)      $ (0.50)      $  0.71     $ (1.01)
Weighted average shares outstanding                         30,287        30,412       30,423       30,448

Fully diluted income (loss) per share:
Net income (loss) available to common shareholders        $ (0.92)      $ (0.50)      $  0.42     $ (1.01)
Weighted average shares outstanding                         30,287        30,412       60,268       30,448

Year ended July 25, 1999

Net sales                                                 $ 24,796      $109,505     $164,641     $ 18,108
Income (loss) from operations                             (20,852)       (4,543)       47,264     (25,494)
Income (loss) before preferred stock dividends            (19,209)       (9,700)       22,333     (21,374)
Net income (loss) available to common shareholders        (20,268)      (10,779)       21,237     (22,512)

Basic income (loss) per share:
Net income (loss) available to common shareholders        $ (0.67)     $  (0.36)     $   0.70     $ (0.74)
Weighted average shares outstanding                         30,286        30,287       30,287       30,287

Fully diluted income (loss) per share:
Net income (loss) available to common shareholders        $ (0.67)     $  (0.36)     $   0.69     $ (0.74)
Weighted average shares outstanding                         30,286        30,287       30,630       30,287


16       Subsequent Events

Real Estate Debt Agreement
      On July 31, 2000, the Company entered into a Second Amended and Restated Credit Agreement between Resort Properties, Fleet National Bank and the lenders party thereto (the "Amended Real Estate Term Facility"). This fully syndicated $73 million facility replaces Resort Properties' previous un-syndicated $58 million Real Estate development term loan facility. The Amended Real Estate Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including GSRP).

         The Amended Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank's Base Rate plus 8.25% (payable monthly in arrears) and matures on December 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003. Interest calculated at 18% per annum for Tranche B will be payable monthly in arrears. The remaining 7% per annum will accrue, be added to the principal balance of Tranche B and will bear interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest will accrue, be added to the principal balance of Tranche C and will compound semi-annually.

         Tranche C of the Amended Real Estate Term Facility was purchased by Oak Hill Capital Partners, L.P. In connection with this $13 million investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated as of July 31, 2000, pursuant to which the Company has agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties. The purchase price of the warrants (or Resort Properties common stock, as applicable) was $2 million.

         In addition, the Series B Agreement, dated August 9, 1999, was amended as of July 31, 2000 to provide, among other things: (i) that Oak Hill will have the right to elect six members of the Company's Board of Directors, provided that Oak Hill maintains certain ownership levels; (ii) that Mr. Otten will have the right to elect two members to the Board, provided that he maintains certain ownership levels; and (iii) that Mr. Otten will have the right to serve on the executive committee of the Board and on the boards of directors of material subsidiaries of ASC. As of July 31, 2000, Oak Hill would own 54.9% of the 67,546,455 shares of common stock of the Company that would be outstanding if all the shares of the Series B Preferred Stock were converted and if all of the Warrants were exercised.

Sale of Option Rights

         On September 26, 2000, the Company entered into a purchase and sale agreement to sell its option rights to a parcel of real estate in the south Lake Tahoe Redevelopment District to Marriott for $8.5 million. Pursuant to the terms of the purchase and sale agreement, Resort Properties will receive $4.09 million in cash proceeds on October 17, apply a previously received $320,000 deposit and will receive an additional $4.09 million from Marriott on January 15, 2001. Also, as part of the purchase and sale agreement the existing Development Agreement among the Company, Resort Properties and Marriott dated July 22, 1998 will be terminated.