Form 10-Q
period 2000-10-29
AMERICAN SKIING CO /ME
filed 2000-12-08
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 29, 2000
                                       or
  [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from________ to _______.

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

Yes [X]  No [  ]


         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,708,633 shares of common stock, $.01 par value, as of December 8, 2000.

                                Table of Contents


Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations (unaudited) for the 13 weeks ended October 29, 2000 and October 24, 1999........3

         Condensed Consolidated Balance Sheets as of October 29, 2000
               (unaudited) and July 30, 2000...................................4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the 13 weeks ended October 29, 2000 and October 24, 1999...............5

         Notes to (unaudited) Condensed Consolidated Financial Statements......6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         General...............................................................8

         Liquidity and Capital Resources.......................................8

         Results of Operations................................................12

         Forward-Looking Statements...........................................14

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................14

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K...................................15

                 Condensed Consolidated Statement of Operations
               (In thousands, except share and per share amounts)

                                                                                13 weeks ended        13 weeks ended
                                                                                October 29, 2000     October 24, 1999
                                                                                               (unaudited)

    Net revenues:
         Resort                                                                 $   20,912             $20,806
         Real estate                                                                27,216               2,549
                                                                                 ----------          ---------
              Total net revenues                                                    48,128              23,355

    Operating expenses:
         Resort                                                                     30,343              29,015
         Real estate                                                                23,578               3,284
         Marketing, general and administrative                                      10,443              10,753
         Depreciation and amortization                                               4,002               3,202
                                                                                 ----------          ----------
              Total operating expenses                                              68,366              46,254
                                                                                 ----------          ----------
    Loss from operations                                                           (20,238)            (22,899)
         Interest expense                                                           12,319               7,966
                                                                                 ----------          ----------

    Loss before benefit from income taxes                                          (32,557)            (30,865)
         Benefit from income taxes                                                 (11,558)             (9,052)
                                                                                 ----------          ----------

    Loss before extraordinary item and accounting change                           (20,999)            (21,813)
         Extraordinary loss, net of tax benefit of $396                                  -                 621
         Cumulative effect of accounting change,
            net of taxes of  $1,538 and ($449) (Note 2)                             (2,509)                704
                                                                                 ----------          ----------

    Loss before preferred stock dividends                                          (18,490)            (23,138)
         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                  5,686               4,816
                                                                                 ----------          ----------
    Net loss available to common shareholders                                   $  (24,176)           $(27,954)
                                                                                 ==========          ==========

    Accumulated deficit, beginning of period                                    $  (84,763)           $(32,311)

    Net loss available to common shareholders                                      (24,176)            (27,954)
                                                                                 ----------          ----------
    Accumulated deficit, end of period                                          $ (108,939)           $(60,265)
                                                                                 ==========          ==========

    Basic and diluted loss per common share (Note 3)
    Loss from continuing operations                                             $    (0.87)           $  (0.88)
    Extraordinary loss, net of taxes                                                     -               (0.02)
    Cumulative effect of change in accounting principle, net of taxes                 0.08               (0.02)
                                                                                 ----------          ----------
    Net loss available to common shareholders                                   $    (0.79)           $  (0.92)
                                                                                 ==========          ==========

    Weighted average common shares outstanding - basic and diluted               30,469,163          30,286,773
                                                                                 ===========         ===========

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements



                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                         October 29, 2000         July 30, 2000
                                                                                            (unaudited)
Assets
Current assets

     Cash and cash equivalents                                                             $ 14,044                 $ 10,085
     Restricted cash                                                                          7,286                    7,424
     Accounts receivable                                                                     13,962                    8,176
     Inventory                                                                               14,445                   10,200
     Prepaid expenses                                                                        10,348                    8,092
     Deferred income taxes                                                                    1,664                    1,566
                                                                                         -----------------      ------------------
           Total current assets                                                              61,749                   45,543

Property and equipment, net                                                                 570,593                  534,078
Real estate developed for sale                                                              187,537                  222,660
Goodwill                                                                                     74,471                   75,003
Intangible assets                                                                            21,861                   22,055
Deferred financing costs                                                                     14,601                   10,844
Other assets                                                                                 26,203                   16,595
                                                                                         -----------------      ------------------
          Total assets                                                                     $957,015                 $926,778
                                                                                         =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                                                     $ 93,826                 $ 58,508
     Current portion of subordinated notes and debentures                                       525                      525
     Accounts payable and other current liabilities                                          71,662                   70,957
     Deposits and deferred revenue                                                           40,348                   15,930
                                                                                         -----------------      ------------------
         Total current liabilities                                                          206,361                  145,920

Long-term debt, excluding current portion (Note 5)                                          235,087                  249,841
Subordinated notes and debentures, excluding current portion                                126,882                  126,810
Other long-term liabilities                                                                  30,186                   17,494
Deferred income taxes                                                                        (9,696)                     200
                                                                                         -----------------      ------------------
         Total liabilities                                                                  588,820                  540,265

Mandatorily  Redeemable 10 1/2% Preferred  Stock, par value of $1,000 per share;
     40,000 shares authorized; 36,626 shares issued and outstanding; including
     cumulative dividends (redemption value of $50,013 and $48,706, respectively)            50,013                   48,706
Mandatorily  Redeemable 8 1/2% Series B Preferred Stock, par value of $1,000 per
     share;  150,000  shares  authorized,  issued  and  outstanding;   including
     cumulative dividends (redemption value of $166,354 and $162,865, respectively)         156,684                  152,310

Shareholders' Equity
     Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized;
           14,760,530 issued and outstanding                                                    148                     148
     Common stock, par value of $.01 per share; 100,000,000 shares authorized;
           15,708,633 issued and outstanding                                                    157                     157
     Additional paid-in capital                                                             270,094                 269,955
     Other comprehensive income                                                                  38                       -
     Accumulated deficit                                                                   (108,939)                (84,763)
                                                                                         -----------------      ------------------
        Total shareholders' equity                                                          161,498                 185,497
                                                                                         =================      ==================
Total liabilities, mandatorily redeemable preferred stock and shareholders' equity         $957,015                $926,778
                                                                                         =================      ==================

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements


                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                         13 weeks ended       13 weeks ended
                                                                                          Oct 29, 2000         Oct 24, 1999
                                                                                        ------------------   ------------------
                                                                                                     (unaudited)
Cash flows from operating activities
Net loss                                                                                    $    (18,490)        $    (23,138)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                               4,002                3,202
       Amortization of discount on debt                                                               96                   88
       Deferred income taxes                                                                      (9,994)              (9,897)
       Stock compensation charge                                                                     123                  126
       Extraordinary loss                                                                             --                1,017
       Cumulative effect of change in accounting principle                                        (4,047)               1,153
       Gain on sale of assets                                                                        (64)              (1,402)
       Decrease (increase) in assets:
                  Restricted cash                                                                    138               (2,461)
                  Accounts receivable                                                             (5,786)              (2,099)
                  Inventory                                                                       (4,245)              (1,140)
                  Prepaid expenses                                                                (2,255)              (1,645)
                  Real estate developed for sale                                                   8,883              (53,251)
                  Other assets                                                                    (3,051)                 785
       Increase in liabilities:
                  Accounts payable and other current liabilities                                     705                5,011
                  Deposits and deferred revenue                                                   24,416               19,124
                  Other long-term liabilities                                                      4,558                    5
                  Other, net                                                                           2                   (7)
                                                                                        ------------------   ------------------
Net cash used in operating activities                                                             (5,009)             (64,529)
                                                                                        ------------------   ------------------

Cash flows from investing activities
       Capital expenditures                                                                      (12,972)              (6,496)
       Proceeds from sale of assets                                                                   91                9,102
                                                                                        ------------------   ------------------
Net cash provided by (used in) investing activities                                              (12,881)               2,606
                                                                                        ------------------   ------------------

Cash flows from financing activities
         Net proceeds from issuance of mandatorily redeemable securities                              --              136,732
         Net repayment of Senior Credit Facility                                                  25,200             (106,186)
         Proceeds from long-term debt                                                                 --                  180
         Proceeds from non-recourse real estate debt                                              15,975               40,826
         Repayment of long-term debt                                                                (742)              (3,334)
         Repayment of non-recourse real estate debt                                              (17,498)              (2,032)
         Deferred financing costs                                                                 (1,097)              (3,609)
         Repayment of demand note, Principal Shareholder                                               --              (1,830)
         Other, net                                                                                    11                  --
                                                                                        ------------------   ------------------
Net cash provided by financing activities                                                          21,849               60,747
                                                                                        ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                                                3,959               (1,176)
Cash and cash equivalents, beginning of period                                                     10,085                9,003
                                                                                        ------------------   ------------------
Cash and cash equivalents, end of period                                                      $    14,044          $     7,827
                                                                                        ==================   ==================

Supplementary disclosure of non-cash item:
Non-cash transfer of real estate developed for sale to fixed assets                           $    26,239           $        -

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements


                    American Skiing Company and Subsidiaries
        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. General. American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries (together with the Parent, the "Company"). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2001 is a fifty-two week reporting period with each quarter consisting of 13 weeks. Fiscal 2000 was a fifty-three week reporting period with the second quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in its Form 10-K, filed with the Securities and Exchange Commission on October 26, 2000. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed in the Company's Form 10-K have been reclassified to conform to the current period presentation.

         2. Accounting Change. In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively SFAS 133 as amended).

         SFAS 133 as amended requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. The Company has entered into three interest rate swap agreements that do not qualify for hedge accounting under SFAS 133 as amended. As of July 30, 2000, the Company had $8.6 million recorded in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and had been recording the net effect of the anticipated $2.1 million in interest savings from these agreements on a straight line basis over the life of the agreements through the income statement. Upon adoption of SFAS 133 as amended, the fair value of these swaps was recorded as a $6.5 million asset and an $11.1 million liability, with a corresponding $4.6 million entry to cumulative effect of accounting change in earnings. The $8.6 million recorded in Other Long Term Liabilities was also recognized through a cumulative effect of accounting change in earnings, resulting in a net cumulative effect of accounting change of $4.0 million (before a $1.5 million provision for income taxes). Subsequent changes in the fair values of the swaps are being recorded through the income statement as an adjustment to interest expense.

Cash flow hedges
         The Company has also entered into two interest rate swap agreements, with a total notional amount of $75 million, which have been designated as cash flow hedges of variable future cash flows associated with the interest on the Senior Credit Facility. Upon adoption of SFAS 133 as amended, the fair value of these swaps of $0.3 million has been recorded as an asset on the balance sheet with a corresponding credit of $0.2 million, after taxes, to other comprehensive income. Subsequent changes in fair value of the swaps will be recorded through other comprehensive income, except for changes related to ineffectiveness during the period these instruments are designated as hedges. The Company does not currently anticipate ineffectiveness under these hedges.

         3. Loss per Common Share. Loss per common share for the 13 weeks ending October 29, 2000 and October 24, 1999, respectively, were determined based on the following data (in thousands):


                                                                          13 weeks ended     13 weeks ended
                                                                         October 29, 2000      October 24,
                                                                                                  1999
                                                                         -----------------   ----------------
                                          Loss
                 Loss before preferred stock dividends
                       and accretion and extraordinary items                $    (20,999)       $   (21,813)
                 Accretion of discount and dividends accrued on
                       mandatorily redeemable preferred stock                      5,686              4,816
                                                                         -----------------   ----------------
                 Loss before extraordinary items                                 (26,685)           (26,629)
                 Extraordinary loss, net of taxes                                      -                621
                 Cumulative effect of accounting changes, net of taxes            (2,509)               704
                                                                         =================   ================
                 Net loss available to common shareholders                   $   (24,176)      $    (27,954)
                                                                         =================   ================

                                         Shares
                                                                         =================   ================
                 Weighted average shares outstanding - basic and diluted          30,469             30,287
                                                                         =================   ================


         The Company has outstanding 186,626 shares of convertible preferred stock (represented by two separate classes) at October 29, 2000 and October 24, 1999, respectively. These shares are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 2,128,763 and 3,041,844 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of October 29, 2000 and October 24, 1999, respectively. These shares are also excluded from the dilutive share calculation as the impact of their inclusion would also be anti-dilutive.

         4. Segment Information. The Company currently operates in two business segments, Resort and Real Estate. The Company's Resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The Company's Real Estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating profits for each of the two reporting segments are as follows:

                                                    13 weeks ended      13 weeks ended
                                                   October 29, 2000     October 24, 1999
                                                    ----------------   -----------------
                                                               (in thousands)
                 Revenues:
                      Resorts                            $   20,912          $   20,806
                      Real Estate                            27,216               2,549
                                                    ----------------   -----------------
                 Total                                   $   48,128          $   23,355
                                                    ----------------   -----------------
                 Loss before benefit from income taxes
                      Resorts                            $ (29,949)          $  (28,090)
                      Real Estate                           (2,608)              (2,775)
                                                    ----------------   -----------------
                 Total                                  $  (32,557)          $ (30,865)
                                                    ----------------   -----------------

      5. Long Term Debt. On July 31, 2000, the Company entered into a Second Amended and Restated Credit Agreement between its principal real estate development subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties"), Fleet National Bank and the lenders party thereto (the "Amended Real Estate Term Facility"). This fully syndicated $73 million facility replaced Resort Properties' previous un-syndicated $58 million Real Estate development term loan facility. The Amended Real Estate Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries, including Grand Summit Resort Properties.

      The Amended Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank's Base Rate plus 8.25% (payable monthly in arrears) and matures on December 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003. Interest calculated at 18% per annum for Tranche B is payable monthly in arrears. The remaining 7% per annum accrues, is added to the principal balance of Tranche B and bears interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and compounds semi-annually.

         Tranche C of the Amended Real Estate Term Facility was purchased by Oak Hill Capital Partners, L.P, which, together with certain of its affiliates, is also the holder of the Company's Series B Preferred Stock. In connection with this $13 million investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated as of July 31, 2000, pursuant to which the Company has agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties. The purchase price of the warrants (or Resort Properties common stock, as applicable) was $2 million. The Tranche C portion of this facility is being carried at a discount due to the relative fair values of the warrants issued to Oak Hill and the total Tranche C borrowings. As of October 29, 2000, $5.5 million had been drawn down under Tranche C, with a carrying value of $3.1 million.

         In addition, the Series B Agreement, dated August 9, 1999, was amended as of July 31, 2000 to provide, among other things: (i) that Oak Hill will have the right to elect six members of the Company's Board of Directors, provided that Oak Hill maintains certain ownership levels; (ii) that Mr. Otten will have the right to elect two members to the Board, provided that he maintains certain ownership levels; and (iii) that Mr. Otten will have the right to serve on the executive committee of the Board and on the board of directors of material subsidiaries of ASC. As of July 31, 2000, Oak Hill would own 54.9% of the 67,546,455 shares of common stock of the Company that would be outstanding if all the shares of the Series B Preferred Stock were converted and if all of the Warrants were exercised.


                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The following is management's discussion and analysis of financial condition and results of operations for the quarter ended October 29, 2000. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report.

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

Liquidity and Capital Resources

         Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding our fiscal 2001 capital improvement program and servicing our debt. Our cash requirements for ski-related and real estate development activities are provided from separate sources. Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate term facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These facilities are without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of American Skiing Company Resort Properties and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., our primary hotel development subsidiary. As of October 29, 2000, the book value of the total assets that collateralized these facilities and which are included in the accompanying consolidated balance sheet was approximately $288.9 million.

         Resort Liquidity. We have established a $165 million senior credit facility agreement with Fleet National Bank, as agent, and certain other lenders, consisting of a $100 million revolving portion and a $65 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

        The maximum availability under the revolving portion of the senior credit facility reduces over its term by certain prescribed amounts. As of December 3, 2000, total borrowings under the revolving credit were $78.8 million, and $5.9 million of availability was allocated to cover outstanding letters of credit. The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of December 3, 2000, the outstanding balance of the term portion has been reduced by $650,000 to $64.4 million. In addition, the senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows during any period in which excess cash flow leverage ratio exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million. We do not presently expect to generate consolidated excess cash flows during fiscal 2001.

        The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The revolving portion of the facility is subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $35 million.

        We amended the senior credit facility on March 6, 2000, which significantly modified the financial covenant requirements of the senior credit facility on a prospective basis, established minimum quarterly EBITDA levels through the second quarter of fiscal 2002 and established monthly restrictions on the maximum amount outstanding under the revolving portion of the senior credit facility through December 3, 2000. We successfully exceeded our required minimum EBITDA levels under the amended senior credit facility for the first fiscal quarter of 2001 and we have successfully fulfilled all of the maximum usage requirement for each monthly period through December 3, 2000. Based on historical operations, we presently anticipate that we will be able to meet the financial covenants of the amended senior credit facility. Failure to meet one or more of these covenants could result in an event of default under the senior credit facility. In the event that such default were not waived by the lenders holding a majority of the debt under the senior credit facility, this default would also constitute defaults under one or more of our other major credit facilities, the consequences of which would likely be material and adverse to our business.

     The amended senior credit facility also places a maximum level of non-real estate capital expenditures of $13 million (of which approximately $4.6 million had been expended as of December 3, 2000) for fiscal 2001, exclusive of the Heavenly Gondola project. Following fiscal 2001, annual resort capital expenditures, exclusive of real estate capital expenditures, are limited to the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less the consolidated debt service for the same period. In addition to the foregoing amounts, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada, on which construction is currently underway and approximately $19.5 million has been expended as of December 3, 2000.

        The amended senior credit facility restricts our ability to pay dividends on our common stock. We are prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1. Based upon these and other restrictions, we do not expect to be able to pay cash dividends on our common stock, mandatorily redeemable 10.5% preferred stock or series B preferred stock during fiscal 2001 or fiscal 2002.

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

        As of December 3, 2000, we have drawn or committed for letters of credit approximately $84.7 million of the total $100 million revolving portion of our senior credit facility. We expect to maximize borrowings under the senior credit facility in December of 2000, consistent with our historical experience when we have had little, if any, borrowing availability under the senior credit facility.

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

         On July 31, 2000, we entered into a second amended real estate facility agreement between American Skiing Company Resort Properties and Fleet National Bank. This fully syndicated $73 million facility replaced our previous un-syndicated $58 million real estate development term loan facility. The second amended real estate facility is collateralized by security interests in, and mortgages on, substantially all of American Skiing Company Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties). As of October 29, 2000, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $288.9 million.

         The second amended real estate facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 8.25%, or a current rate of 17.8%, (payable monthly in arrears) and matures on December 31, 2002. Mandatory principal payments on Tranche A of $5.0 million each are payable on April 30, 2002, July 31, 2002 and October 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003. Interest calculated at 18% per annum for Tranche B is payable monthly in arrears. The remaining 7% per annum accrues, is added to the principal balance of Tranche B and bears interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually. Neither Tranche B nor Tranche C have any scheduled amortization payments prior to maturity. As of December 3, 2000, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B & C of the second amended real estate facility were $28.9 million, $25.0 million, and $5.5 million, respectively.

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

         We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties. Grand Summit Hotel projects are constructed through Grand Summit Resort Properties and have been primarily financed through a $110 million construction loan facility among Grand Summit Resort Properties and various lenders, including TFC Textron Financial, the syndication agent and administrative agent, which closed on September 25, 1998.

         As of December 3, 2000, the amount outstanding under the construction loan facility was $75.7 million. This facility matures on March 31, 2002 and bears interest at the rate of prime plus 2.5% per annum, or a current rate of 12.0%. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. The facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak and The Canyons, as well as the recently opened Steamboat Grand Hotel), and is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to American Skiing Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit Resort Properties, having a total book value of $198.5 million as of October 29, 2000, which in turn comprise substantial assets of our business).

         Due to construction delays and cost increases at the Steamboat Grand Summit Hotel project, Grand Summit Resort Properties entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. This facility has been used solely for the purpose of funding the completion of the Steamboat Grand Hotel. The facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of such interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of December 3, 2000, the amount outstanding under the subordinated loan tranche facility was $6.9 million.

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

     Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the mandatory redemption of our Series A Preferred Stock on November 15, 2002. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. Our fiscal 2001 resort capital program is estimated at approximately $13 million (of which $4.6 million had been expended as of December 3, 2000), plus an additional estimated $18 million to be expended on the Heavenly Gondola project (of which $12.2 million had been expended as of December 3, 2000).

         For our 2001 and 2002 fiscal years, we anticipate our annual maintenance capital needs to be approximately $10 to $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

     Our practice is to finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada. Construction on the Heavenly gondola began in June, 2000 and as of December 3, 2000, we had expended approximately $19.5 million on this project. Our management believes that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

         Our business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses at our resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond our control, as well as our cash flow requirements and the availability of external capital. Our real estate development is undertaken through our real estate development subsidiary, American Skiing Company Resort Properties. Recourse on debt incurred to finance this real estate development is limited to American Skiing Company Resort Properties and its subsidiaries, which include Grand Summit Resort Properties. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of October 29, 2000, the total assets collateralizing the real estate facilities, and included in the accompanying consolidated balance sheet, totaled approximately $288.9 million. American Skiing Company Resort Properties' eight existing development projects are currently being funded by the second amended real estate facility, the construction loan facility and a separate construction loan facility for the final phase of the Locke Mountain Townhomes at Sunday River. The Locke Mountain project is currently 100% sold and through December 3, 2000, we have realized $1.9 million in proceeds from closings and we have completely paid down the construction debt for this project.

         We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although this financing is expected to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by our existing and future real estate projects that may constitute significant assets to us. Required equity contributions for these projects must be generated before they can be undertaken, and the projects are subject to mandatory pre-sale requirements as well as other key project criteria under the second amended real estate facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and the possible sale of equity or debt interests in American Skiing Company Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them.

         We have outstanding $36 million of mandatorily redeemable 10 1/2% preferred stock, with an accreted value of $50.0 million as of October 29, 2000. The mandatorily redeemable 10 1/2% preferred stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. We expect to hold the mandatorily redeemable 10 1/2% preferred stock until its maturity date of November 15, 2002, at which time we will be required to redeem the mandatorily redeemable 10 1/2% preferred stock at a redemption price of approximately $62 million. We can give no assurance that the necessary liquidity will be available or that we will meet requirements of our debt facilities to effect the redemption on a timely basis.

   Changes in Results from Operations for the 13 Weeks Ended October 29, 2000
                Compared to the 13 Weeks ended October 24, 1999

Resort Operations:
         Resort revenues increased slightly in the first quarter of 2001 compared to the first quarter of fiscal 2000, from $20.8 million to $20.9 million. Included in our fiscal 2000 resort revenues were $1.6 million in non-recurring gains from asset sales, for which there were no comparative amounts in fiscal 2001. Exclusive of these gains from asset sales, our first quarter resort revenues actually increased by $1.7 million over last year's first quarter. The Canyons Grand Summit Hotel, which opened for business during the second quarter of fiscal 2000, generated approximately $2.2 million in lodging and food & beverage revenues in the first quarter of 2001, and the new Steamboat Grand Hotel, which opened towards the end of the first quarter, contributed another $0.3 million in resort revenues. Slightly offsetting these increased revenues from hotel operations were lower golf and summer activity revenues due to cool, wet weather in the east and one less week of summer activity during this quarter vs the same quarter last year. In addition, we generated lower retail revenues due to reduced inventory liquidation activity this year, in contrast to last years unusually large liquidation effort.

         Our Resort segment generated a $29.9 million loss before income taxes and preferred dividends for the current fiscal quarter, compared to a $28.1 million loss in the first quarter of fiscal 2000. Exclusive of the $1.6 million non-recurring gain from asset sales in fiscal 2000 referred to above, our first quarter Resort segment operating loss increased by $0.2 million over the first quarter of fiscal 2000 due to the following:

i. Resort EBITDA (earnings before taxes, depreciation and amortization) increased by $0.7 million over fiscal 2000, exclusive of the non-recurring gains from asset sales

ii. Resort depreciation and amortization increased by $0.5 million over fiscal 2000

iii. Resort interest expense increased by $0.4 million over fiscal 2000

         The $0.7 million increase in Resort EBITDA is net of approximately $0.8 million in pre-opening expenses incurred at the Steamboat Grand Hotel leading up to its opening late in the first quarter of fiscal 2000. Exclusive of these pre-opening charges, our Resort EBITDA would have increased by $1.5 million, mainly due to:

(i) a $0.6 million improvement in retail margins over last year due to improved inventory management;

(ii) lower marketing, sales and administrative costs in fiscal 2001 (a $0.5 million decrease, excluding $0.2 million of Steamboat Grand Hotel marketing expenses), mainly due to lower marketing expenses resulting from the elimination of certain corporate level marketing activities;

(iii) a $0.3 million increase from sponsorship and events activity resulting from earlier completion of some agreements than in the prior year.


Real Estate Operations:
         Real estate revenues increased by $24.7 million in the current quarter compared to fiscal 2000, from $2.5 million to $27.2 million. During the first quarter of 2001, we began delivering quartershare units in the recently opened Steamboat Grand Hotel, from which we realized $15.6 million in revenues from closings of pre-sold units. We also continued to realize sales at The Canyons Grand Summit Hotel, which opened in the second quarter of fiscal 2000. During the first quarter of 2001, we realized $5.3 million from sales of quartershare units at The Canyons Grand Summit. Continuing sales of quartershare units of Grand Summit Hotels at the Company's Eastern resorts contributed $0.8 million in real estate revenues for the current quarter compared to $2.1 million in the third quarter of fiscal 2000, a decrease of $1.3 million. Although the pace of unit sales has slowed over time, the overall sell-out of these projects remains strong as both the Jordan Grand at Sunday River and the Grand Summit at Killington are now over 95% sold-out, with the Grand Summit at Mount Snow over 75% and Attitash Bear Peak over 58% sold-out.

         Also in the first quarter of fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. Pursuant to the terms of the option sale, we received $4.09 million in cash proceeds and applied a $0.3 million previously received deposit, for a total of $4.4 million of realized revenue in the first quarter. We anticipate that we will receive the remaining $4.09 million from Marriott, and subsequently realize it as real estate revenue, during our second fiscal quarter of 2001.

         Our Real Estate segment generated a loss before income taxes of $2.6 million for the first quarter of fiscal 2001, compared to a $2.8 million loss in the first quarter of fiscal 2001. The current year operating loss is derived from $3.6 million in real estate EBITDA, offset by $5.8 million in real estate interest expense and $0.4 million in real estate depreciation and amortization. The comparative breakdown from the first quarter of fiscal 2000 was a real estate EBITDA loss of $0.7 million, real estate interest expense of $1.8 million and real estate depreciation and amortization of $0.3 million. Our sale of land options rights at South Lake Tahoe to Marriott contributed $3.3 million in real estate EBITDA in the quarter. The delivery of quartershare units in the Grand Summit Hotels at The Canyons and Steamboat generated $0.6 and $0.2 million in EBITDA, respectively, during the current quarter. The $4.0 million increase in real estate interest expense was primarily due to an increase in real estate debt outstanding in fiscal 2001 and lower capitalized interest due to completion of the Sundial Lodge and the Grand Summit Hotel at The Canyons in the second quarter of fiscal 2000.

         Cumulative effect of accounting changes of $2.5 million (net of $1.5 million tax provision) in fiscal 2001 resulted from recording the fair value of non-hedging derivatives on our balance sheet in connection with our initial adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging
Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133.

         The cumulative effect of accounting changes of $0.7 million (net of $0.4 million tax benefit) in fiscal 2000 resulted from our write-off of certain capitalized start-up costs relating to our hotel and retail operations and the opening of The Canyons resort in fiscal 1998. The accounting change was due to our adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $0.9 million, from $4.8 million for the first quarter of fiscal 2000 to $5.7 million for the current quarter. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. We are currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, compounded quarterly, assuming that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.

                           Forward-Looking Statements

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


                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 26, 2000.

                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith is the Financial Data Schedule submitted as Exhibit 27 in accordance with Item 601(c) of Regulation S-K.

b) Reports on Form 8-K

The Company filed a report on Form 8-K on August 2, 2000, reporting the following:

i. Securities Purchase Agreement dated July 31, 2000 among the Registrant, American Skiing Company Resort Properties, Inc. and Oak Hill Capital Partners, L.P.

ii. Second Amended and Restated Credit Agreement dated July 31, 2000 among American Skiing Company Resort Properties, Inc., Fleet National Bank, as Agent, and the other Lenders party thereto.

iii. Amendment to Stockholders' Agreement dated July 31, 2000 among the Registrant, Oak Hill Capital Partners, L.P. and Leslie B. Otten.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 8, 2000                              /s/ Christopher E. Howard
-------------------------------                 --------------------------------
                                                   Christopher E. Howard
                                                   Executive Vice President
                                                   (Duly Authorized Officer)


Date:  December 8, 2000                            /s/ Mark J. Miller
-------------------------------                  -------------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)