Form 10-Q
period 2001-01-28
AMERICAN SKIING CO /ME
filed 2001-03-13
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE QUARTER ENDED JANUARY 28, 2001
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 For the transition period
                        from____________ to ____________.

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

Yes [X]  No [  ]


     The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,748,753 shares of common stock, $.01 par value, as of March 13, 2000.

                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (unaudited) for the 13 weeks ended January 28, 2001 and the 14 weeks ended January 30, 2000...............3

Condensed Consolidated Statements of Operations (unaudited) for the 26 weeks ended January 28, 2001 and the 27  weeks ended January 30, 2000..............4

Condensed Consolidated Balance Sheets as of January 28, 2001 (unaudited)
  and July 30, 2000............................................................5

Condensed Consolidated Statement of Cash Flows (unaudited) for the 26 weeks ended January 28, 2001 and the 27  weeks ended January 30, 2000..............6

Notes to (unaudited) Condensed Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

General.......................................................................10

Liquidity and Capital Resources...............................................11

Changes in Results of Operations..............................................15

Anticipated Future Events.....................................................18

Forward-Looking Statements....................................................19

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk..............................................19

Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K...................................20


                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)



                                                      13 weeks ended               14 weeks ended
                                                     January 28, 2001             January 30, 2000
                                                       (unaudited)                   (unaudited)
    Net revenues:
         Resort                                              $125,539                  $104,480
         Real estate                                           30,725                    22,147
                                                    -----------------           -------------------
              Total net revenues                              156,264                   126,627

    Operating expenses:
         Resort                                                84,291                    73,523
         Real estate                                           26,216                    22,486
         Marketing, general and administrative                 17,867                    16,283
         Depreciation and amortization                         19,955                    20,924
                                                    -----------------           -------------------
              Total operating expenses                        148,329                   133,216
                                                    -----------------           -------------------

    Income (loss) from operations                               7,935                    (6,589)
         Interest expense                                      14,723                     9,164
                                                    -----------------           -------------------

    Loss before benefit from income taxes                      (6,788)                  (15,753)
         Benefit from income taxes                             (2,188)                   (5,948)
                                                    -----------------           -------------------

    Loss before preferred stock dividends                      (4,600)                   (9,805)
         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock             5,805                     5,319
                                                    -----------------           -------------------
    Net loss available to common shareholders                $(10,405)                 $(15,124)
                                                    =================           ===================

    Accumulated deficit, beginning of period                $(108,939)                 $(60,265)

    Net loss available to common shareholders                 (10,405)                  (15,124)
                                                     -----------------          -------------------

    Accumulated deficit, end of period                      $(119,344)                 $(75,389)
                                                     =================          ===================

    Basic and  diluted loss per common share (note 3)
    Net loss available to common shareholders               $   (0.34)                 $  (0.50)
                                                     =================          ===================

    Weighted average common shares outstanding -
        basic and diluted                                  30,470,486                30,412,046
                                                     =================          ===================


See  accompanying  notes  to  (unaudited)   Condensed   Consolidated   Financial
Statements.

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)


                                                                                     26 weeks ended               27 weeks ended
                                                                                     January 28, 2001            January 30, 2000
                                                                                                      (unaudited)
    Net revenues:
         Resort                                                                             $  146,450          $     125,286
         Real estate                                                                            57,941                 24,696
                                                                               ----------------------------    ---------------------
              Total net revenues                                                               204,391                149,982

    Operating expenses:
         Resort                                                                                114,633                102,538
         Real estate                                                                            49,794                 25,770
         Marketing, general and administrative                                                  28,310                 27,036
         Depreciation and amortization                                                          23,957                 24,126
                                                                               ----------------------------    ---------------------
              Total operating expenses                                                        216,694                 179,470
                                                                               ----------------------------    ---------------------

    Loss from operations                                                                       (12,303)               (29,488)
         Interest expense                                                                       27,042                 17,130
                                                                               ----------------------------    ---------------------

    Loss before benefit from income taxes                                                      (39,345)               (46,618)
         Benefit from income taxes                                                             (13,746)               (15,000)
                                                                               ----------------------------    ---------------------

    Loss before extraordinary item and accounting change                                       (25,599)               (31,618)
         Extraordinary loss, net of tax benefit of $396                                              -                    621
         Cumulative effect of accounting change,
                 net of taxes of $1,538 and ($449) (note 2)                                     (2,509)                   704
                                                                               ----------------------------    ---------------------

    Loss before preferred stock dividends                                                      (23,090)               (32,943)
         Accretion of discount and dividends accrued on
             Mandatorily redeemable preferred stock                                              11,491                10,135
                                                                               ----------------------------    ---------------------
    Net loss available to common shareholders                                             $     (34,581)       $      (43,078)
                                                                               ============================    =====================
    Accumulated deficit, beginning of period                                              $     (84,763)         $    (32,311)

    Net loss available to common shareholders                                                   (34,581)              (43,078)
                                                                               ----------------------------    ---------------------
    Accumulated deficit, end of period                                                    $    (119,344)          $   (75,389)
                                                                               ============================    =====================

    Basic and  diluted loss per common share (note 3)
    Loss from continuing operations                                                       $       (1.22)       $        (1.38)
    Extraordinary loss, net of taxes                                                                  -                 (0.02)
    Cumulative effect of change in accounting principle, net of taxes                              0.08                 (0.02)
                                                                               ----------------------------    ---------------------
    Net loss available to common shareholders                                             $       (1.14)       $        (1.42)
                                                                               ============================    =====================
    Weighted average common shares outstanding - basic and diluted                           30,469,824            30,352,301
                                                                               ============================    =====================


See  accompanying  notes  to  (unaudited)   Condensed   Consolidated   Financial
Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                             January 28, 2001      July 30, 2000
                                                                                                (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                                $     22,334          $   10,085
     Restricted cash                                                                                 9,597               7,424
     Accounts receivable                                                                            14,250               8,176
     Inventory                                                                                      15,237              10,200
     Prepaid expenses                                                                               13,713               8,092
     Deferred income taxes                                                                           1,660               1,566
                                                                                         ------------------         ----------------
           Total current assets                                                                     76,791              45,543

Property and equipment, net                                                                        561,630             534,078
Real estate developed for sale                                                                     170,242             222,660
Goodwill                                                                                            73,935              75,003
Intangible assets                                                                                   21,652              22,055
Deferred financing costs                                                                            12,897              10,844
Other assets                                                                                        28,326              16,595
                                                                                         ------------------         ----------------
          Total assets                                                                        $    945,473          $  926,778
                                                                                         ==================         ================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt                                                        $     60,776          $   58,508
     Current portion of subordinated notes and debentures                                              525                 525
     Accounts payable and other current liabilities                                                 92,902              70,957
     Deposits and deferred revenue                                                                  45,704              15,930
                                                                                         ------------------         ----------------
         Total current liabilities                                                                 199,907             145,920

Long-term debt, excluding current portion                                                          232,223             249,841
Subordinated notes and debentures, excluding current portion                                       126,957             126,810
Other long-term liabilities                                                                         34,614              17,494
Deferred income taxes                                                                              (11,908)                200
                                                                                         ------------------         ----------------
         Total liabilities                                                                         581,793             540,265

Mandatorily Redeemable 10 1/2% Preferred Stock, par value of $1,000 per share;
     40,000 shares authorized; 36,626 shares issued and outstanding; including
     cumulative dividends (redemption value of $51,345 and $48,706, respectively)                   51,345              48,706
Mandatorily Redeemable 8 1/2% Series B Preferred Stock, par value of $1,000 per share;
     150,000 shares authorized, issued and outstanding; including cumulative dividends
      (redemption value of $ 169,918 and $162,865, respectively)                                   161,157             152,310

Shareholders' Equity
     Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized;
           14,760,530 issued and outstanding                                                           148                 148
     Common stock, par value of $.01 per share; 100,000,000 shares authorized;
           15,748,753 issued and outstanding, respectively                                             157                 157
     Additional paid-in capital                                                                    270,217             269,955
     Accumulated deficit                                                                          (119,344)            (84,763)
                                                                                         ------------------         ----------------
        Total shareholders' equity                                                                 151,178             185,497
                                                                                         ------------------         ----------------
Total liabilities, mandatorily redeemable preferred stock and shareholders' equity            $    945,473          $   926,778
                                                                                         ==================         ================

See  accompanying  notes  to  (unaudited)   Condensed   Consolidated   Financial
Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                                          26 weeks ended            27 weeks ended
                                                                                         January 28, 2001          January 30, 2000
                                                                                           (unaudited)                (unaudited)

Cash flows from operating activities
Net loss                                                                                  $ (23,090)         $ (32,943)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         23,957             24,126
       Amortization of discount on debt                                                         706                182
       Deferred income taxes                                                                (12,203)           (15,852)
       Stock compensation charge                                                                246                262
       Extraordinary loss                                                                         -              1,017
       Cumulative effect of change in accounting principle                                   (4,047)             1,153
       (Gain)/loss from sale of assets                                                           (5)            (1,489)
       Decrease (increase) in assets:
                  Restricted cash                                                            (2,173)            (7,692)
                  Accounts receivable                                                        (6,074)            (6,095)
                  Inventory                                                                  (5,037)            (3,150)
                  Prepaid expenses                                                           (5,621)            (3,197)
                  Real estate developed for sale                                             26,180            (75,584)
                  Other assets                                                               (5,215)             1,842
       Increase (decrease) in liabilities:
                  Accounts payable and other current liabilities                             21,945             18,588
                  Deposits and deferred revenue                                              29,774             29,809
                  Other long-term liabilities                                                 6,989              1,482
                  Other, net                                                                     (2)               (27)
                                                                                           ---------          ---------
Net cash provided by (used in) operating activities                                          46,330            (67,568)
                                                                                           ---------          ---------
Cash flows from investing activities
       Capital expenditures                                                                 (22,459)           (14,751)
       Proceeds from sale of assets                                                             178              9,987
       Other, net                                                                                 -               (531)
                                                                                           ---------          ---------
Net cash used in investing activities                                                       (22,281)            (5,295)
                                                                                           ---------          ---------
Cash flows from financing activities
         Net proceeds from issuance of mandatorily redeemable securities                          -            136,546
         Net proceeds from Senior Credit Facility                                             5,574            (97,854)
         Proceeds from long-term debt                                                             -                173
         Proceeds from non-recourse real estate debt                                         19,924             74,030
         Repayment of long-term debt                                                         (2,419)            (5,263)
         Repayment of non-recourse real estate debt                                         (36,594)           (23,496)
         Deferred financing costs                                                              (296)            (3,724)
         Repayment of demand note, Principal Shareholder                                          -             (1,830)
         Proceeds from exercise of stock options                                                  -                273
         Proceeds from issuance of warrants                                                    2,000                  -
         Other, net                                                                               11                  -
                                                                                           ---------          ---------
Net cash provided by (used in) financing activities                                          (11,800)            78,855
                                                                                            ---------          ---------
Net increase in cash and cash equivalents                                                     12,249              5,992
Cash and cash equivalents, beginning of period                                                10,085              9,003
                                                                                            ---------          ---------
Cash and cash equivalents, end of period                                                   $  22,334          $  14,995
                                                                                            =========          =========
Supplementary disclosure of non-cash item:
Non-cash transfer of real estate developed for sale to fixed assets                        $  26,239          $       -


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

     2. Accounting Change. In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively "SFAS 133 as amended").

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

     3. Loss per Common Share. Loss per common share for the 13 and 14 weeks, and the 26 and 27 weeks ending January 28, 2001 and January 30, 2000, respectively, were determined based on the following data (in thousands):


                                                    13 weeks ended     14 weeks ended    26 weeks ended     27 weeks ended
                                                   January 28, 2001   January 30, 2000     January 28,        January 30,
                                                                                              2001               2000
                                                   -------------------------------------------------------------------------
                       Loss
 Loss before preferred stock dividends
       and accretion and extraordinary items           $    (4,600)       $    (9,805)      $   (25,599)       $   (31,618)
 Accretion of discount and dividends accrued on
       Mandatorily redeemable preferred stock                5,805              5,319            11,491             10,135
                                                   -----------------  -----------------  ----------------   ----------------
 Loss before extraordinary items                           (10,405)           (15,124)          (37,090)           (41,753)
 Extraordinary loss, net of taxes                                -                  -                 -                621
 Cumulative effect of accounting  changes,  net of
    taxes                                                        -                  -            (2,509)               704
                                                   -----------------  -----------------  ----------------   ----------------
 Net loss available to common shareholders             $   (10,405)       $   (15,124)     $    (34,581)      $    (43,078)
                                                   =================  =================  ================   ================
                      Shares
 Weighted  average shares  outstanding - basic and
    diluted                                                 30,470             30,412            30,470             30,352
                                                   =================  =================  ================   ================

     The Company had outstanding 186,626 shares of convertible preferred stock (represented by two separate classes) at January 28, 2001 and January 30, 2000. These shares are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 2,519,221 and 3,034,250 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of January 28, 2001 and January 30, 2000, respectively. These shares are also excluded from the dilutive share calculation as the impact of their inclusion would also be anti-dilutive.

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

                                            13 weeks ended     14 weeks ended     26 weeks ended      27 weeks ended
                                              January 28,        January 30,        January 28,
                                                 2001               2000               2001          January 30, 2000
                                            ----------------  -----------------   ----------------   -----------------
                                                                          (in thousands)
      Revenues:
             Resorts                            $   125,539        $   104,480        $   146,450         $   125,286
             Real Estate                             30,725             22,147             57,941              24,696
                                            ----------------  -----------------   ----------------   -----------------
      Total                                     $   156,264        $   126,627        $   204,391         $   149,982
                                            ----------------  -----------------   ----------------   -----------------
      Loss before benefit from income taxes
             Resorts                            $   (2,851)         $ (13,148)        $  (32,800)         $  (41,238)
             Real Estate                            (3,937)            (2,605)            (6,545)             (5,380)
                                            ----------------  -----------------   ----------------   -----------------
      Total                                     $   (6,788)        $  (15,753)         $ (39,345)          $ (46,618)
                                            ----------------  -----------------   ----------------   -----------------



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

     Tranche C of the Amended Real Estate Term Facility was purchased by Oak Hill Capital Partners, L.P, which, together with certain of its affiliates, is also holder of the Company's Series B Preferred Stock. In connection with this $13 million investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated as of July 31, 2000, pursuant to which the Company has agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties. The purchase price of the warrants (or Resort Properties common stock, as applicable) was $2 million. The Tranche C portion of this facility is being carried at a discount due to the relative fair values of the warrants issued to Oak Hill and the total Tranche C borrowings. As of January 28, 2001, $8.0 million had been drawn down under Tranche C, with a carrying value of $5.0 million.

     In addition, the Preferred Stock Subscription Agreement (the "Series B Agreement") dated July 9, 1999, pursuant to which the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities ("Oak Hill"), was amended as of July 31, 2000 to provide, among other things: (i) that Oak Hill will have the right to elect six members of the Company's Board of Directors, provided that Oak Hill maintains certain ownership levels; (ii) that Mr. Otten will have the right to elect two members to the Board, provided that he maintains certain ownership levels; and
(iii) that Mr. Otten will have the right to serve on the executive committee of the Board and on the boards of directors of material subsidiaries of ASC. As of January 28, 2001, Oak Hill would own 55.7% of the 68,861,583 shares of common stock of the Company that would be outstanding if all the shares of the Series B Preferred Stock were converted and if all of the Warrants were exercised.

     6. Business Developments. On December 8, 2000, the Company and MeriStar Hotels & Resorts, Inc. ("MeriStar") entered into a merger agreement (the "Merger Agreement"), whereby a wholly-owned subsidiary of the Company, ASC Merger Sub, Inc., will merge with and into MeriStar (the "MeriStar Merger"). As a result of the MeriStar Merger, MeriStar will become a wholly-owned subsidiary of the Company and the Company will change its name to Doral International, Inc. ("Doral"). The Merger Agreement was subsequently amended on February 21, 2001 to provide for, among other things, the reduction of the exchange ratio from 1.88 shares of the Company's common stock per share of MeriStar common stock to 1.75 shares of the Company's common stock per share of MeriStar common stock.

     Immediately   prior  to  the   merger,   the   Company   will   undergo   a
recapitalization. Mr. Leslie B. Otten, the Company's Chairman and Chief Executive Officer and the holder of all 14,760,530 shares of the Company's Class A common stock, will convert each share of Class A common stock into one share of the Company's common stock.

     The holders of the Company's Series A preferred stock, which is subject to mandatory redemption on November 15, 2002, will convert their shares of Series A preferred stock into:

     o Shares of a new series of the Company's 14% preferred stock, which is subject to mandatory redemption on August 15, 2006, having a liquidation preference equal to the liquidation preference of the existing Series A preferred stock, plus accrued and unpaid dividends on those shares as of the effective time of the merger; and

     o A number of shares of the Company's common stock equal to 20.7% of the liquidation preference of the new 14% preferred stock as of the date the merger is completed divided by $2.22.


     Oak Hill Capital Partners, L.P. and some parties related to it, who are the holders of all of the shares of the Company's Series B preferred stock issued and outstanding, will convert all of their shares of Series B preferred stock, together with dividends accrued on those shares, into a total of approximately
74.9 million shares of the Company's common stock at a conversion price of $2.22 per share.

     An  aggregate  principal  amount of $13.0  million  of loans  from Oak Hill
Capital Partners, L.P. to the Company's real estate development subsidiary, together with interest on those loans accrued through October 31, 2000, will be repaid in the form of the Company's common stock based on a value of $2.22 per share of the Company's common stock, resulting in the issuance of approximately 6 million shares of the Company's common stock.

     A warrant to purchase 6 million shares of the Company's common stock at an exercise price of $2.50 per share will be issued to Oak Hill, as is required under the securities purchase agreement between Oak Hill and the Company, dated as of July 31, 2000, and amended on September 28, 2000, November 10, 2000 and December 21, 2000.

     The transactions contemplated by the Merger Agreement are subject to the requisite approvals of the the Company's stockholders and the MeriStar stockholders, the satisfaction or waiver of certain other conditions to the merger and other customary closing conditions, such as regulatory approvals.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
General

     The following is management's discussion and analysis of financial condition and results of operations for the quarter ended January 28, 2001. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report.

     When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to replenish or provide revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in its periodic reports on Forms 10-K, 10-Q, and 8-K filed with the Securities Exchange Commission that advise interested parties of the factors which effect the Company's business.

Liquidity and Capital Resources

     Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding our fiscal 2001 capital improvement program and servicing our debt. Our cash requirements for ski-related and real estate development activities are provided from separate sources. Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate term facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These facilities are without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of American Skiing Company Resort Properties and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., our primary hotel development subsidiary. As of January 28, 2001, the book value of the total assets that collateralized these facilities and which are included in the accompanying consolidated balance sheet was approximately $268.0 million.

     Resort Liquidity. We maintain a $165 million senior credit facility with Fleet National Bank, as agent, and certain other lenders, consisting of a $100 million revolving portion and a $65 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

     The maximum availability under the revolving portion of the senior credit facility reduces over its term by certain prescribed amounts. As of March 8, 2001, total borrowings under the revolving credit were $32.0 million, and $5.6 million of availability was allocated to cover outstanding letters of credit. The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of March 8, 2001 the outstanding balance of the term portion has been reduced by $650,000 to $64.4 million. In addition, the senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the senior credit facility) during any period in which excess cash flow leverage ratio exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million. We do not presently expect to generate consolidated excess cash flows during fiscal 2001.

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

     Included in the covenants of the senior credit facility is maintenance of minimum quarterly EBITDA levels through the second quarter of fiscal 2002 and monthly restrictions on the maximum amount outstanding under the revolving portion of the senior credit facility through December 3, 2000. We successfully exceeded our required minimum EBITDA levels under the amended senior credit facility for the second fiscal quarter of 2001 and we have successfully fulfilled all of the maximum usage requirements for each monthly period through December 3, 2000. Based on historical operations, we presently anticipate that we will be able to meet the financial covenants of the amended senior credit facility.

     The senior credit facility also places a maximum level of non-real estate capital expenditures of $13 million (of which approximately $5.8 million had been expended as of January 28, 2001) for fiscal 2001, exclusive of the Heavenly gondola project. Following fiscal 2001, annual resort capital expenditures, exclusive of real estate capital expenditures, are limited to the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less the consolidated debt service for the same period. In addition to the foregoing amounts, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada, on which construction is currently underway and $23.8 million has been expended as of January 28, 2001. The Heavenly gondola became operational, and began transporting skiers in December 2000.

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

     Real Estate Liquidity. Funding of working capital for American Skiing Company Resort Properties and its fiscal 2001 real estate development program is provided by a $73 million real estate term facility provided through Fleet National Bank, as agent, and the net proceeds from the sale of real estate developed for sale after required construction loan repayments.

     The real estate term facility is collateralized by security interests in, and mortgages on, substantially all of American Skiing Company Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit Resort Properties). As of January 28, 2001, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $268.0 million.

     The real estate term facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 8.25%, or a current rate of 17.8%, (payable monthly in arrears) and matures on December 31, 2002. Mandatory principal payments on Tranche A of $5.0 million each are payable on April 30, 2002, July 31, 2002 and October 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003.
Interest calculated at 18% per annum for Tranche B is payable monthly in arrears. The remaining 7% per annum accrues, is added to the principal balance of Tranche B and bears interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually. As of February 25, 2001, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B & C of the second amended real estate facility were $28.9 million, $25.0 million, and $8.0 million, respectively.

     Tranche C of the real estate term facility was purchased by Oak Hill Capital Partners, L.P. In connection with this $13 million investment, we entered a securities purchase agreement with Oak Hill, dated as of July 31, 2000, pursuant to which we agreed to either issue warrants to Oak Hill for 6,000,000 shares of our common stock with an exercise price of $2.50 per share, or issue to Oak Hill common stock in American Skiing Company Resort Properties, representing approximately 15% of the voting interest in that entity. The purchase price of the warrants (or American Skiing Company Resort Properties common stock, as applicable) was $2 million.

     We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties. Our existing Grand Summit Hotel projects are owned by Grand Summit Resort Properties and are primarily financed through a $110 million construction loan facility among Grand Summit Resort Properties and various lenders, including TFC Textron Financial, the syndication agent and administrative agent.


     As of February 25, 2001, the amount outstanding under the construction loan facility was $64.8 million. This facility matures on March 31, 2002 and bears interest at the rate of prime plus 2.5% per annum, or a current rate of 11%. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. The facility is collateralized by mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat ), and is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit Resort Properties, having a total book value of $179.7 million as of January 28, 2001, which in turn comprise substantial assets of our business).

     Due to construction delays and cost increases at the Steamboat Grand Summit Hotel project, Grand Summit Resort Properties entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. This facility has been used solely for the purpose of funding the completion of the Steamboat Grand Hotel. The facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of such interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of February 25, 2001, the amount outstanding under the subordinated loan tranche facility was $6.2 million.

     On October 17, 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. Pursuant to the terms of the option sale, American Skiing Company Resort Properties received $4.09 million in cash proceeds on October 17, applied a $0.3 million previously received deposit and received the remaining $4.09 million from Marriott on January 15, 2001. Simultaneously with the closing of the sale of its option rights, our July 28, 1998 development agreement with Marriott was terminated. Management believes that the termination of this agreement will allow American Skiing Company Resort Properties to more aggressively market certain developmental real estate at its Killington and Steamboat resorts to other potential timeshare investors.

     Our fiscal 2001 business plan anticipates starting two real estate projects in the spring and summer of 2001; a Grand Summit Hotel at Heavenly and townhomes at The Canyons. Commencement of these projects is subject to satisfying the requisite pre-sale hurdles, our cash flow requirements and arranging appropriate financing for these projects. Financing for the projects is in the process of being arranged, but is not completed at this time.

     Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the mandatory redemption of our mandatorily redeemable 10 1/2% preferred stock on November 15, 2002. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. Our fiscal 2001 resort capital program is estimated at approximately $13 million (of which $5.8 had been expended as of January 28, 2001), plus an additional estimated $18 million to be expended on the Heavenly gondola project (of which $16.3 had been expended as of January 28, 2001). The Heavenly gondola became operational, and began transporting skiers, in December 2000.

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

     Our practice is to finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada. Construction on the Heavenly gondola began in June, 2000 and as of January 28, 2001, we had expended $23.8 million on this project. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

     Our business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses at our resort villages at The Canyons, Heavenly, Killington, Steamboat and Sunday River. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond our control, as well as our cash flow requirements and the availability of external capital. Our real estate development is undertaken through our real estate development subsidiary, American Skiing Company Resort Properties. Recourse on debt incurred to finance this real estate development is limited to American Skiing Company Resort Properties and its subsidiaries, which include Grand Summit Resort Properties. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of January 28, 2001, the total assets collateralizing the real estate facilities, and included in the accompanying consolidated balance sheet, totaled approximately $268.0 million. American Skiing Company Resort Properties' seven existing development projects are currently being funded by the real estate term facility and the construction loan facility.

     We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although this financing is expected to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by the real estate projects being financed, which may constitute significant assets to us. Required equity contributions for these projects must be generated before they can be undertaken, and the projects are subject to mandatory pre-sale requirements under the real estate term facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and the possible sale of equity or debt interests in American Skiing Company Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them.

     We have outstanding $36 million of mandatorily redeemable 10 1/2% preferred stock, with an accreted value of $51.3 million as of January 28, 2001. The mandatorily redeemable 10 1/2% preferred stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. We expect to hold the mandatorily redeemable 10 1/2% preferred stock until its maturity date of November 15, 2002, at which time we will be required to redeem the mandatorily redeemable 10 1/2% preferred stock at a redemption price of approximately $62 million. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis. Reference is made to the discussion below under the heading "Anticipated Future Events" addressing the anticipated extension of he maturity of the preferred stock to 2006 in connection with consummation of the Meristar Merger.

                       Changes in Results from Operations

     The Company's fiscal year 2001 consists of a fifty-two week reporting period compared to fifty-three weeks in fiscal 2000, with the extra week included in the second fiscal quarter of 2000. The results of the 13 and 26 weeks ended January 28, 2001 are not directly comparable to the 14 and 27 weeks ended January 30, 2000 because of the extra week in fiscal year 2000. The extra week in fiscal 2000 had the effect of pushing forward the current fiscal year by one calendar week when compared to the prior year. As a result, the current fiscal quarter ends on relatively the same calendar date as the prior year (January 28, 2001 vs. January 30, 2000) even though it contains one less week than last year. Therefore, the extra week effectively fell at the beginning of the periods presented for the prior fiscal year, or the weeks ending August 1, 1999 and October 31, 1999 for the 27 and 13 week periods ended January 30, 2000, respectively. Since these extra weeks did not fall during the Company's primary revenue producing season, they would have contributed negligible revenues and negative earnings to the fiscal 2000 periods presented. The following discussion and analysis isolates the effect of the extra week on the results of resort operations in the prior fiscal year and provides a more meaningful comparison to the prior year on a 13 and 26 week basis.

     The additional week in the fiscal 2000 is not considered to have a material impact on the comparability of the quarterly results from real estate operations due to the intermittent nature of the Company's real estate sales activity. Therefore, the extra week is not addressed separately as a part of the changes in results of real estate operations.


     For the 13 weeks ended January 28, 2001 compared to the 14 weeks ended January 30, 2000

Resort Operations:
     Resort revenues increased in the second quarter of 2001 compared to the second quarter of fiscal 2000, from $104.5 million to $125.5 million. The extra week in the second quarter of fiscal 2000 accounted for $0.8 million of additional resort revenues. After adjusting for the extra week, resort revenues in fiscal 2001 increased $21.8 million over the comparable period in fiscal 2000. Improved skiing conditions at all of our eastern resorts, strong Thanksgiving, Christmas, and Martin Luther King holiday periods, and good weekend weather in January led to a 16% increase in skier visits at all of our resorts  on a  combined  basis over last  year.  Good  early  season  snowmaking conditions allowed resorts to open more terrain earlier in the year, and accordingly, to increase ticket prices sooner than in fiscal 2000. In addition, the Canyons Grand Summit Hotel and new Steamboat Grand Hotel contributed $3.8 million in new revenues.

     Our resort segment generated a $2.9 million loss before income taxes and preferred dividends for the current fiscal quarter, compared to a $13.1 million loss in the second quarter of fiscal 2000. After adjusting for the additional week in fiscal 2000, which contributed approximately $4.2 million of loss, the comparative 13 week loss for fiscal 2000 was $8.9 million. Second quarter resort segment operating loss decreased by $6.0 million over the comparable 13 week period in fiscal 2000 due to the following:

     i. Resort EBITDA (earnings before taxes, depreciation and amortization) increased by $5.8 million over fiscal 2000, after adjusting for the extra week.

     ii. Resort depreciation and amortization decreased $0.5 million over fiscal 2000, after removing the effect of depreciation for the extra week in 2000.

     iii. Resort interest expense increased by $0.3 million over fiscal 2000 (on a 13 week basis).

Real Estate Operations:
     Real estate revenues increased by $8.6 million in the current quarter compared to fiscal 2000, from $22.1 million to $30.7 million. During the second quarter of 2001, we realized $16.2 million in revenues from closings of pre-sold quartershare units in the recently completed Steamboat Grand Hotel. We also realized $5.5 million in revenue from closings at The Canyons Grand Summit Hotel during the current quarter. Neither of these two hotels were open during the second quarter of fiscal 2000. In addition, we recognized $2.2 million of revenue in the current quarter from closings at the fully sold Locke Mountain Townhomes project at Sunday River. Continuing sales of quartershare units of Grand Summit Hotels at the Company's Eastern resorts contributed $2.0 million in real estate revenues for the current quarter compared to $3.6 million in the second quarter of fiscal 2000, a decrease of $1.6 million. An additional decrease in real estate revenues from the prior year is the result of $17.8 million in revenues recognized in the second quarter of fiscal 2000 from closings of units at the Sundial Lodge at The Canyons.

     Also in the first quarter of fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. We received and recognized the remaining $4.1 million from Marriott in the second quarter as real estate revenue, after realizing an initial $4.4 of revenue in the first quarter of fiscal 2001.

     Our Real estate segment generated a loss before income taxes of $3.9 million for the second quarter of fiscal 2001, compared to a $2.6 million loss in the second quarter of fiscal 2000. The current year operating loss consists of $4.5 million in real estate EBITDA, offset by $7.5 million in real estate interest expense and $0.9 million in real estate depreciation and amortization. The comparative breakdown from the first quarter of fiscal 2000 was a real estate EBITDA loss of $0.3 million, real estate interest expense of $2.0 million and real estate depreciation and amortization of $0.3 million. Our sale of land options rights at South Lake Tahoe to Marriott contributed $4.1 million in real estate EBITDA in the quarter and the delivery of quartershare units in the Grand Summit Hotels at The Canyons and Steamboat generated an additional $0.6 million in EBITDA during the current quarter. The $5.5 million increase in real estate interest expense was primarily the result of lower capitalized interest in fiscal 2001 due to completion of the Grand Summit Hotel at The Canyons subsequent to the end of the second quarter of fiscal 2000 and the Steamboat Grand Hotel in the first quarter of fiscal 2001. We capitalized $4.5 million of real estate interest in the second quarter of fiscal 2000 and none in the second quarter of 2001. We are no longer capitalizing any interest on our real estate debt as construction has been completed on all current projects.

     Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $0.5 million, from $5.3 million for the second quarter of fiscal 2000 to $5.8 million for the current quarter. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. We are currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, compounded quarterly, assuming that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.


                       Changes in Results from Operations
               For the 26 weeks ended January 28, 2001 compared to
                       the 27 weeks ended January 30, 2000

Resort Operations:
     Resort revenues increased $21.2 million for the 26 weeks ended January 28, 2001 compared to the 27 weeks ended January 30, 2000, from $125.3 million to $146.5 million. Included in our fiscal 2000 resort revenues were $1.6 million in non-recurring gains from asset sales, for which there were no comparative amounts in fiscal 2001. Exclusive of these gains and after adjusting for $1.9 million in additional revenues earned during the first week of fiscal year 2000, revenues actually increased $24.7 million over the comparable period of the prior year. Fiscal year 2000 suffered from warm weather patterns in November, a rainy Thanksgiving weekend in the East, and a warm, dry December nationwide. Improved skiing conditions in the east, strong holiday periods and good January weekend weather in fiscal 2001 contributed to the increase in revenue this year.

     Our resort segment generated a $32.8 million loss before income taxes and preferred dividends for the first 26 weeks of fiscal 2001, compared to a loss of $41.2 million for the first 27 weeks of fiscal 2000. Exclusive of the $1.6 million of non-recurring gains from asset sales in fiscal 2000 referred to above and a $1.1 million loss from the first week of fiscal 2000, our resort segment operating loss decreased by $8.9 million on a 26 week basis due to the following:

     i. Resort EBITDA (earning before taxes, depreciation, and amortization) increased by $8.9 million, exclusive of the non-recurring gains from asset sales and the extra week in fiscal 2000.

     ii. Resort depreciation and amortization decreased $0.9 million over fiscal 2000, after removing the effect of depreciation for the extra week in 2000.

     iii. Resort interest expense increased by $0.9 million over fiscal 2000, after removing the effect of interest expense for the extra week in 2000.

     Real Estate Operations:
     Real estate revenues increased by $33.2 million in the current 26 week period compared to the 27 week period of fiscal 2000, from $24.7 million to $57.9 million. We realized $31.8 million in revenues from closings of pre-sold quartershare units in the recently completed Steamboat Grand Hotel and $10.8 million in ongoing sales of quartershare units at The Canyons Grand Summit Hotel, which opened in the third quarter of fiscal 2000. In addition, we recognized $2.5 million of revenue in fiscal 2001 from closings of the fully sold Locke Mountain Townhomes project at Sunday River. Continuing sales of quartershare units of Grand Summit Hotels at the Company's Eastern resorts contributed $2.8 million in real estate revenues for the current 26 week period compared to $5.7 million in the corresponding 27 week period of fiscal 2000, a decrease of $2.9 million. Prior year results include $17.8 million of revenues from closings of units of the Sundial Lodge at The Canyons, a whole ownership condominium project that opened during the second quarter of fiscal 2000.

     Also in fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million.

     Our Real estate segment generated a loss before income taxes of $6.5 million for the 26 week period ended January 28, 2001, compared to a $5.4 million loss for the 27 week period ended January 30, 2000. The current year operating loss consists of $8.1 million in real estate EBITDA, offset by $13.2 million in real estate interest expense and $1.4 million in real estate depreciation and amortization. The comparative breakdown from the first quarter of fiscal 2000 was a real estate EBITDA loss of $1.1 million, real estate interest expense of $3.8 million and real estate depreciation and amortization of $0.5 million. Our sale of land options rights at South Lake Tahoe to Marriott contributed $7.4 million in real estate EBITDA and the delivery of quartershare units in the Grand Summit Hotels at The Canyons and Steamboat generated an additional $1.4 million in EBITDA. The $9.5 million increase in real estate interest expense was primarily the result of lower capitalized interest in fiscal 2001 due to completion of the Grand Summit Hotel at The Canyons subsequent to the end of the second quarter of fiscal 2000 and the Steamboat Grand Hotel in the first quarter of fiscal 2001. We capitalized $7.6 million of real estate interest in the first 27 weeks of fiscal 2000 and $2.1 million in the first 26 weeks of 2001. We ceased capitalizing interest at the end of the first quarter of fiscal 2001 on our real estate debt as construction was completed on all current projects.

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

     Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $1.4 million, from $10.1 million for fiscal 2000 to $11.5 million for 2001. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. We are currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, compounded quarterly, assuming that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.


                            Anticipated Future Events


     On December  8, 2000,  the Company  and  MeriStar  entered  into the Merger
Agreement. As a result of the MeriStar Merger, MeriStar will become a wholly-owned subsidiary of the Company and the Company will change its name to Doral International, Inc. Under the terms of the merger, Meristar shareholders will receive 1.75 shares of the Company's common stock for each share of Meristar common stock.

     Immediately   prior  to  the   merger,   the   Company   will   undergo   a
recapitalization. The recapitalization will effect the following:

     1. Mr. Leslie B. Otten, the Company's Chairman and Chief Executive Officer and the holder of all 14,760,530 shares of the Company's Class A common stock, will convert each share of Class A common stock into one share of the Company's common stock.

     2. The holders of the Company's Series A preferred stock, which is subject to mandatory redemption on November 15, 2002, will convert their shares of Series A preferred stock into:

     o Shares of a new series of the Company's 14% preferred stock, which is subject to mandatory redemption on August 15, 2006, having a liquidation preference equal to the liquidation preference of the existing Series A preferred stock, plus accrued and unpaid dividends on those shares as of the effective time of the merger; and

     o A number of shares of the Company's common stock equal to 20.7% of the liquidation preference of the new 14% preferred stock as of the date the merger is completed divided by $2.22.

     3. Oak Hill Capital Partners, L.P. and some parties related to it, who are the holders of all of the shares of the Company's Series B preferred stock issued and outstanding, will convert all of their shares of Series B preferred stock, together with dividends accrued on those shares, into a total of approximately 74.9 million shares of the Company's common stock at a conversion price of $2.22 per share.

     4. An aggregate principal amount of $13.0 million of Tranche C of the real estate term facility held by Oak Hill Capital Partners, L.P. together with interest on those loans accrued through October 31, 2000, will be repaid in the form of ASC Common Stock based on a value of $2.22 per share of ASC Common Stock, resulting in the issuance of approximately 6 million shares of ASC Common Stock.

     5. A warrant to purchase 6 million shares of the Company's common stock at an exercise price of $2.50 per share will be issued to Oak Hill, as is required under the securities purchase agreement between Oak Hill and the Company, dated as of July 31, 2000, and amended on September 28, 2000, November 10, 2000 and December 21, 2000.

     The transactions contemplated by the Merger Agreement are subject to the requisite approvals of the the Company's stockholders and the MeriStar stockholders, the satisfaction or waiver of certain other conditions to the merger and other customary closing conditions, such as regulatory approvals. The Meristar Merger is currently anticipated to close prior to March 31, 2001.

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

                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

     Included herewith are the following material agreements entered into in the Company's second fiscal quarter of 2001.

Exhibit No.       Description

Agreement and Plan of Merger and related documents as filed by the Company on Form 8-K on December 11, 2000.

b) Reports on Form 8-K

     The Company filed a report on Form 8-K on December 11, 2000, reporting the Agreement and Plan of Merger dated as of December 8, 2000 between American Skiing Company, MeriStar Hotels and Resorts, Inc. and a wholly-owned subsidiary formed by American Skiing Company for purposes of the merger.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 13, 2000                            /s/ Christopher E. Howard
-------------------------------                 --------------------------------
                                                Christopher E. Howard
                                                Executive Vice President
                                                (Duly Authorized Officer)


Date:  March 13, 2000                           /s/ Mark J. Miller
-------------------------------                 --------------------------------
                                                Mark J. Miller
                                                Senior Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)