Form 10-Q
period 2001-04-29
AMERICAN SKIING CO /ME
filed 2001-06-13
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED APRIL 29, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from____________ to ____________.

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

Yes [X]  No [  ]


          The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 15,929,353 shares of common stock, $.01 par value, as of June 13, 2001.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated  Statements  of  Operations (unaudited) for  the
          13 weeks ended April 29, 2001 and the 13 weeks ended April 30, 2000..3

         Condensed Consolidated  Statements  of  Operations (unaudited)  for the
          39 weeks ended April 29, 2001 and the 40 weeks ended April 30, 2000..4

         Condensed Consolidated Balance Sheets  as of April 29, 2001 (unaudited)
          and July 30, 2000....................................................5

         Condensed  Consolidated  Statement of Cash Flows (unaudited)  for   the
          39 weeks ended April 29, 2001 and the 40 weeks ended April 30, 2000..6

         Notes to (unaudited) Condensed Consolidated Financial Statements......7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         General..............................................................10

         Liquidity and Capital Resources......................................10

         Changes in Results of Operations.....................................16


Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk...................................................20

Part II -Other Information

Item 1.  Legal Proceedings....................................................20

Item 3.  Defaults upon Senior Securities......................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................21

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                            13 weeks ended        13 weeks ended
                                            April 29, 2001        April 30, 2000
                                              (unaudited)           (unaudited)

    Net revenues:
         Resort                            $       164,170       $       149,942
         Real estate                                15,404                73,153
                                          -----------------     ----------------
           Total net revenues                      179,574               223,095

    Operating expenses:
         Resort                                     84,362                74,865
         Real estate                                16,516                63,450
         Marketing, general and
           administrative                           17,274                13,063
         Merger costs (Note 7)                       3,593                  -
         Depreciation and amortization              18,300                19,076
                                          -----------------     ----------------
           Total operating expenses                140,045               170,454
                                          -----------------     ----------------

    Income from operations                          39,529                52,641
         Interest expense                           12,758                 8,386
                                          -----------------     ----------------

    Income before provision for income
      taxes                                         26,771                44,255
         Provision for income taxes                 13,746                17,472
                                          -----------------     ----------------

    Income before preferred stock
      dividends                                     13,025                26,783
         Accretion of discount and
         dividends accrued on mandatorily
         redeemable preferred stock                  5,789                 5,319
                                          -----------------     ----------------
    Net income available to common
      shareholders                       $           7,236     $          21,464
                                          =================     ================
    Accumulated deficit, beginning of
      period                            $        (119,344)     $        (75,389)

    Net income available to common
      shareholders                                   7,236                21,464
                                          -----------------     ----------------

    Accumulated deficit, end of period  $        (112,108)     $        (53,925)
                                          =================     ================

    Basic earnings per common share
      (Note 3)
    Net income available to common
      shareholders                      $             0.24     $            0.71
                                          =================     ================
    Weighted average common shares
      outstanding                               30,509,283            30,423,073
                                          =================     ================
    Diluted earnings per common share
      (Note 3)
    Net income available to common
      shareholders                      $             0.19     $            0.42
                                          =================     ================
    Weighted average common shares
      outstanding                               62,874,599            60,267,685
                                          =================     ================

                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                            39 weeks ended        40 weeks ended
                                            April 29, 2001        April 30, 2000
                                             (unaudited)           (unaudited)

    Net revenues:
         Resort                         $          310,620     $         275,228
         Real estate                                73,345                97,849
                                          -----------------     ----------------
            Total net revenues                     383,965               373,077

    Operating expenses:
         Resort                                    198,995               177,403
         Real estate                                66,310                89,220
         Marketing, general and
           administrative                           45,584                40,099
         Merger costs (Note 7)                       3,593                  -
         Depreciation and amortization              42,257                43,202
                                          -----------------     ----------------
            Total operating expenses               356,739               349,924
                                          -----------------     ----------------

    Income from operations                          27,226                23,153
         Interest expense                           39,800                25,516
                                          -----------------     ----------------

    Loss before provision for income taxes        (12,574)               (2,363)
         Provision for income taxes                  -                     2,472
                                          -----------------     ----------------

    Loss before extraordinary item and
      accounting change                           (12,574)               (4,835)
         Extraordinary loss, net of tax
           benefit of $396                           -                       621
         Cumulative effect of accounting
           change, net of taxes of $1,538
           and ($449) (Note 2)                     (2,509)                   704
                                          -----------------     ----------------

    Loss before preferred stock dividends         (10,065)               (6,160)
         Accretion of discount and
           dividends accrued on mandatorily
           redeemable preferred stock               17,280                15,454
                                          -----------------     ----------------
    Net loss available to common
      shareholders                      $         (27,345)     $        (21,614)
                                          =================     ================

    Accumulated deficit, beginning of
      period                            $         (84,763)    $         (32,311)

    Net loss available to common
      shareholders                                (27,345)              (21,614)
                                          -----------------     ----------------

    Accumulated deficit, end of period  $        (112,108)    $         (53,925)
                                          =================     ================
    Basic and diluted loss per common
      share (Note 3)
    Loss from continuing operations     $           (0.98)    $           (0.67)
    Extraordinary loss, net of taxes                  -                   (0.02)
    Cumulative effect of accounting
      change, net of taxes                            0.08                (0.02)
                                          -----------------     ----------------
    Net loss available to common
      shareholders                      $           (0.90)    $           (0.71)
                                          =================     ================
    Weighted average common shares
      outstanding - basic and diluted           30,482,977            30,375,302
                                          =================     ================

                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                            April 29, 2001         July 30, 2000
                                             (unaudited)
Assets
Current assets
     Cash and cash equivalents          $            9,782    $           10,085
     Restricted cash                                 8,105                 7,424
     Accounts receivable                            12,270                 8,176
     Inventory                                       9,854                10,200
     Prepaid expenses                                9,232                 8,092
     Deferred income taxes                           1,659                 1,566
                                          -----------------     ----------------
           Total current assets                     50,902                45,543

Property and equipment, net                        547,369               534,078
Real estate developed for sale                     158,414               222,660
Goodwill                                            73,406                75,003
Intangible assets                                   21,444                22,055
Deferred financing costs                            11,443                10,844
Other assets                                        28,766                16,595
                                          -----------------     ----------------
          Total assets                  $          891,744    $          926,778
                                          =================     ================
Liabilities, Mandatorily Redeemable
  Preferred Stock and Shareholders' Equity
Current liabilities
     Current portion of long-term debt
       (Note 5)                         $          138,893    $           58,508
     Current portion of subordinated
       notes and debentures                            525                   525
     Accounts payable and other current
       liabilities                                  92,265                70,957
     Deposits and deferred revenue                  15,546                15,930
                                          -----------------     ----------------
         Total current liabilities                 247,229               145,920
Long-term debt, excluding current portion
  (Note 5)                                         102,893               249,841
Subordinated notes and debentures,
  excluding current portion                        127,010               126,810
Other long-term liabilities                         35,947                17,494
Deferred income taxes                                1,838                   200
                                          -----------------     ----------------
         Total liabilities                         514,917               540,265
Mandatorily Redeemable 10 1/2% Preferred
  Stock, par value of $1,000 per share;
     40,000 shares authorized; 36,626
       shares issued and outstanding;
       including cumulative dividends
       (redemption value of $52,698 and
       $48,706, respectively)                       52,698                48,706
Mandatorily Redeemable 8 1/2% Series B
  Preferred Stock, par value of $1,000 per
  share;
     150,000 shares authorized, issued and
       outstanding; including cumulative
       dividends (redemption value of
       $173,854 and $162,865, respectively)        165,592               152,310
Shareholders' Equity
     Common stock, Class A, par value of
       $.01 per share; 15,000,000 shares
       authorized; 14,760,530 issued and
       outstanding                                     148                   148
     Common stock, par value of $.01 per
       share; 100,000,000 shares authorized;
       15,748,753 and 15,708,633 issued and
       outstanding, respectively                       157                   157
     Additional paid-in capital                    270,340               269,955
     Accumulated deficit                         (112,108)              (84,763)
                                          -----------------     ----------------
       Total shareholders' equity                  158,537               185,497
                                          -----------------     ----------------
Total liabilities, mandatorily redeemable
  preferred stock and shareholders'
  equity                                $          891,744    $          926,778
                                          =================     ================
                      See accompanying notes to (unaudited)
                  Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                            39 weeks ended        40 weeks ended
                                            April 29, 2001        April 30, 2000
                                             (unaudited)           (unaudited)
Cash flows from operating activities
Net loss                                $         (10,065)    $          (6,160)
Adjustments to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization                42,257                43,202
       Amortization of discount on debt                695                   274
       Deferred income taxes                         1,544                 1,626
       Stock compensation charge                       369                   388
       Extraordinary loss                             -                    1,017
       Cumulative effect of change in
         accounting principle                      (4,047)                 1,154
       Gain from sale of assets                       (73)               (1,477)
       Decrease (increase) in assets:
                  Restricted cash                    (681)               (1,215)
                  Accounts receivable              (4,094)               (5,179)
                  Inventory                            346                 1,222
                  Prepaid expenses                 (1,139)               (1,392)
                  Real estate developed
                    for sale                        38,006              (52,629)
                  Other assets                     (5,781)                 1,930
       Increase (decrease) in liabilities:
                  Accounts payable and other
                    current liabilities             21,306                11,926
                  Deposits and deferred
                    revenue                          (384)               (7,669)
                  Other long-term liabilities        8,321                 1,300
                  Other, net                          -                      (3)
                                          -----------------      ---------------
Net cash provided by (used in)
  operating activities                              86,580              (11,685)
                                          -----------------      ---------------
Cash flows from investing activities
       Capital expenditures                       (25,004)              (18,994)
       Proceeds from sale of assets                    302                10,020
       Payments for the purchase of
         businesses                                  -                     (162)
       Other, net                                    -                   (1,278)
                                          -----------------      ---------------
Net cash used in investing activities             (24,702)              (10,414)
                                          -----------------      ---------------
Cash flows from financing activities
       Net proceeds from issuance of
         mandatorily redeemable securities           -                   136,540
         Net proceeds from Senior Credit
           Facility                               (32,038)             (123,169)
         Proceeds from long-term debt                -                       147
         Proceeds from non-recourse real
           estate debt                              24,122               104,937
         Repayment of long-term debt               (5,878)               (9,308)
         Repayment of non-recourse real
           estate debt                            (49,302)              (79,843)
         Deferred financing costs                  (1,096)               (4,563)
         Repayment of demand note,
           Principal Shareholder                     -                   (1,830)
         Proceeds from exercise of stock
           options                                   -                       273
         Proceeds from issuance of warrants         2,000                  -
         Other, net                                    11                  -
                                         -----------------       ---------------
Net cash provided by (used in) financing
  activities                                     (62,181)                 23,184
                                         -----------------       ---------------
Net increase (decrease) in cash and cash
  equivalents                                       (303)                  1,085
Cash and cash equivalents, beginning of
  period                                           10,085                  9,003
                                         -----------------       ---------------
Cash and cash equivalents, end of
  period                                $           9,782     $           10,088
                                         =================       ===============

Supplementary disclosure of non-cash
  item:
Non-cash transfer of real estate
  developed for sale to fixed assets    $          26,239     $           28,268
Accretion of discount and dividends
  accrued on mandatorily redeemable
  preferred stock                       $          17,280     $           15,454

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

          3. Earnings (loss) per Common Share. Earnings (loss) per common share for the 13 weeks, and the 39 and 40 weeks ending April 29, 2001 and April 30, 2000, respectively, were determined based on the following data (in thousands):

                                                    13 weeks ended     13 weeks ended    39 weeks ended     40 weeks ended
                                                    April 29, 2001     April 30, 2000    April 29, 2001     April 30, 2000
                                                   -------------------------------------------------------------------------
                  Income (loss)
Income (loss) before preferred stock dividends
  and accretion and extraordinary items            $        13,025     $       26,783    $      (12,574)    $      (4,835)
Accretion of discount and dividends accrued on
  mandatorily redeemable preferred stock                     5,789              5,319             17,280            15,454
                                                   -----------------  -----------------  ----------------   ----------------
Income (loss)  before extraordinary items - basic            7,236             21,464           (29,854)          (20,289)
Series B Preferred Stock dividend requirement                4,436              4,093              -                 -
                                                   -----------------  -----------------  ----------------   ----------------
Income (loss) before extraordinary item - diluted           11,672             25,557           (29,854)          (20,289)
Extraordinary loss, net of taxes                              -                  -                 -                   621
Cumulative effect of accounting  changes,  net of
  taxes                                                       -                  -               (2,509)               704
                                                   -----------------  -----------------  ----------------   ----------------
Net income (loss) available to common
  shareholders                                              11,672             25,557           (27,345)          (21,614)
                                                   =================  =================  ================   ================

                                                    13 weeks ended     13 weeks ended    39 weeks ended     40 weeks ended
                                                    April 29, 2001     April 30, 2000    April 29, 2001     April 30, 2000
                                                   -------------------------------------------------------------------------
                      Shares
 Weighted average shares outstanding - basic                30,509             30,423            30,483           30,375
 Effect of dilutive securities:
        Common stock options                                  -                    97              -                -
        Convertible Series B Preferred Stock                32,366             29,748              -                -
                                                   -----------------  -----------------  ----------------   ----------------
Weighted average shares outstanding - diluted               62,875             60,268            30,483           30,375
                                                   =================  =================  ================   ================

          The Company had outstanding 36,626 shares of Mandatorily Redeemable 10 1/2% convertible preferred stock at April 29, 2001 and April 30, 2000 which are convertible into shares of the Company's common stock. The common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 2,519,221 and 683,750 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of April 29, 2001 and April 30, 2000, respectively. These shares are also excluded from the dilutive share calculation because in each case the exercise price is greater than the average share price for the periods presented.

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

                                            13 weeks ended     13 weeks ended     39 weeks ended      40 weeks ended
                                            April 29, 2001     April 30, 2000     April 29, 2001      April 30, 2000
                                            --------------------------------------------------------------------------
                                                                         (in thousands)
Revenues:
     Resorts                                $      164,170     $      149,942     $      310,620      $      275,228
     Real Estate                                    15,404             73,153             73,345              97,849
                                            ----------------  -----------------   ----------------   -----------------
Total                                       $      179,574     $      223,095     $      383,965      $      373,077
                                            ----------------  -----------------   ----------------   -----------------

Income (loss) before benefit from income taxes
     Resorts                                $       35,734     $       37,935     $        2,934      $      (3,303)

     Real Estate                                   (8,963)              6,320           (15,508)                 940
                                            ----------------  -----------------   ----------------   -----------------
Total                                       $       26,771     $       44,255     $     (12,574)      $      (2,363)
                                            ----------------  -----------------   ----------------   -----------------

          5. Long Term Debt. For the quarter ended April 29, 2001, the Company would have been in default of certain financial covenants under its senior credit facility if a waiver was not entered into with the lenders. In a waiver agreement dated as of May 15, 2001, the lenders under the senior credit facility agreed to waive these defaults and defer the payment of default interest until June 13, 2001 while the lenders and the Company negotiated a comprehensive amendment of the senior credit facility. On June 13, 2001, the lenders under the senior credit facility extended the waiver period until June 28, 2001, pursuant to a waiver dated as of June 14, 2001. Because the Company has not completed the foregoing negotiations or entered into an amendment of the senior credit facility as of the filing of this report on Form 10-Q, all borrowings outstanding under the senior credit facility, which totaled $85.3 million on April 29, 2001, have been reclassified from long-term debt to current portion of long-term debt on the accompanying unaudited condensed consolidated balance sheet as of April 29, 2001. For more information regarding the waiver and amendment process please see Part I, Item 2, "Management's Discussion and Analysis" of this report.

          6. Control by Principal Shareholder. The Stockholders Agreement dated August 6, 1999 by and among the Company, Oak Hill Capital Partners, L.P. and related entities ("Oak Hill") and Leslie B. Otten was amended as of July 31, 2000 to provide, among other things: (i) that Oak Hill will have the right to elect six members of the Company's Board of Directors, provided that Oak Hill maintains certain ownership levels; (ii) that Mr. Otten will have the right to elect two members to the Board, provided that he maintains certain ownership levels; and (iii) that Mr. Otten will have the right to serve on the executive committee of the Board and on the boards of directors of material subsidiaries of the Parent. As of April 29, 2001, Oak Hill would own 52.0% of the 63,624,321 shares of common stock of the Company that would be outstanding if all the shares of the Series B Preferred Stock were converted. This ownership percentage does not assume the conversion of currently outstanding options or the Company's Series A Preferred Stock, as those securities are exercisable or convertible, as applicable, at a price significantly greater than the current trading price of the Company's common stock.

          7. Business Developments. On December 8, 2000, the Company and MeriStar Hotels & Resorts, Inc. ("MeriStar") entered into a merger agreement (the "Merger Agreement"), whereby a wholly-owned subsidiary of the Company, ASC Merger Sub, Inc., would have merged with and into MeriStar (the "MeriStar Merger"). The Boards of each of the Company and MeriStar met separately on March 22, 2001 and voted to terminate the proposed merger due to changes in economic conditions and the combined companies' inability to effect the capital markets transactions required to consummate the merger. The companies each executed a letter terminating their existing Merger Agreement without liability to the other. The Company has recorded a $3.6 million charge during its current fiscal quarter representing all costs incurred in conjunction with the MeriStar Merger.

          On March 28, 2001, Leslie B. Otten, the chairman and chief executive officer of the Company, resigned from his position effective immediately. Following Mr. Otten's resignation, William Fair, formerly the Company's chief operating officer, was named chief executive officer of the Company. Mr. Otten remains a member of the Company's Board of Directors.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

          Certain information contained in this report includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this discussion, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to: uncertainty as to future financial results; our substantial leverage; the capital intensive nature of development of our ski resorts; rapid and substantial growth that could place a significant strain on our management, employees and operations; the inability to implement all or any part of the strategic plan described in this report; the inability to refinance or successfully re-negotiate our current capital facilities and debt instruments as necessary on terms advantageous to our company, if at all; uncertainties associated with obtaining additional financing for future real estate projects and to undertake future capital improvements; demand for and costs associated with real estate development; changes in market conditions affecting the interval ownership industry; regulation of marketing and sales of our quartershare interests; seasonality of resort revenues; fluctuations in operating results; dependence on favorable weather conditions; the discretionary nature of consumers' spending for skiing, destination vacations and resort real estate; regional and national economic conditions; laws and regulations relating to our land use, development, environmental compliance and permitting obligations; termination, renewal or extension terms of our leases and United States Forest Service permits; industry competition; the adequacy of water supply at our properties; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks could cause our actual results for fiscal year 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, us. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure that we have made prior to the date of this report or the effectiveness of the Private Securities Litigation Reform Act.

General

          The following is our discussion and analysis of financial condition and results of operations for the quarter ended April 29, 2001. As you read the material below, we urge you to carefully consider our Consolidated Financial Statements and related notes contained elsewhere in this report.


Liquidity and Capital Resources

          Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, continuing and completing real estate development projects presently under construction, funding our fiscal 2001 capital improvement program and servicing our debt. Our cash requirements for ski-related and real estate development activities are provided from separate sources. Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flow from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate term facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These facilities are without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of American Skiing Company Resort Properties Inc., or Resort Properties, and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., or Grand Summit, our primary hotel development subsidiary. As of April 29, 2001, the book value of the total assets that collateralized these facilities and which are included in the accompanying consolidated balance sheet was approximately $253.3 million.

          On May 30, 2001, we announced a comprehensive strategic plan to improve our capital structure and enhance future operating performance. The plan includes the following key components:

          o Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations

          o         Intent to sell Steamboat ski resort

          o Operational cost savings of approximately $5 million through reorganization and staff reduction

          o         Amendments   to   our   senior  credit   facilities  and  an
                    anticipated   new  capital  infusion  to  enhance  financial
                    flexibility

          We have retained Credit Suisse First Boston and Main Street Advisors to assist with marketing the Steamboat Ski and Resort Corporation in Steamboat Springs, Colorado, the sale of which is anticipated to close prior to the end of calendar 2001. We cannot assure you, however, that the proposed sale of Steamboat Ski and Resort Corporation will close prior to the end of calendar year 2001, if at all.

          As part of our effort to implement the operational cost savings element of our plan, we have converted 160 full-time year-round positions to seasonal positions in order to better match our operating cycle. In addition, we have eliminated approximately 70 full time year-round positions. Prior to this operational reorganization, we had approximately 1,600 full time, year-round positions. At peak employment during the ski season, we employ approximately 11,700 people. We have commenced this operational reorganization in order to provide us with greater flexibility in our cost structure and respond more appropriately to the seasonal nature of our business.

          We estimate that these measures, along with other organizational changes and cost reduction initiatives, will result in approximately $5 million of annual cost savings. Although the impact of the cost savings will be immediate, near-term restructuring costs will likely delay the benefit from cost savings until the first quarter of fiscal 2002.

          There can be no assurance that we will be able to fully implement all elements of the foregoing strategic plan. The failure to fully implement each of these elements may have significant adverse effects on our future operating performance and results.

          Resort Liquidity. We maintain a $165 million senior credit facility with Fleet National Bank, as agent, and certain other lenders, consisting of a $100 million revolving portion and a $65 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004, and the term portion matures on May 31, 2006.

          The maximum availability under the revolving portion of the senior credit facility reduces over its term by certain prescribed amounts. As of June 12, 2001, total borrowings under the revolving credit were $61.6 million, and $0.6 million of availability was allocated to cover outstanding letters of credit. The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of June 2, 2001, the outstanding balance of the term portion had been reduced by $1.3 to $63.7 million. In addition, the senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the senior credit facility) during any period in which the excess cash flow leverage ratio exceeds 3.50 to 1. In no event, however, will such mandatory prepayments reduce the revolving portion of the facility below $74.8 million. We do not presently expect to generate consolidated excess cash flows during fiscal 2001.

          The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The revolving portion of the facility is subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $35 million. On April 30, 2001, we successfully completed our 30-day clean-down requirement for the current year.

          The senior credit facility also places a maximum level of non-real estate capital expenditures of $13 million (of which approximately $7.1 million had been expended as of April 29, 2001) for fiscal 2001, exclusive of the
Heavenly gondola project as discussed below. Following fiscal 2001, annual resort capital expenditures, exclusive of real estate capital expenditures, are limited to the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less the consolidated debt service for the same period. In addition to the foregoing amounts, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada, on which construction is currently underway and $25.1 million has been expended as of April 29, 2001. The Heavenly gondola became operational, and began transporting skiers in December 2000. We are continuing to evaluate the design and construction of additional related amenities of the Heavenly gondola facilities.

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

          For the quarter ended April 29, 2001, we would have been in default of certain financial covenants under the senior credit facility if a waiver was not entered into witht he lenders. In a waiver agreement dated as of May 15, 2001, the lenders under the senior credit facility agreed to waive these defaults and defer the payment of default interest until June 13, 2001 while we negotiated a comprehensive amendment of the senior credit facility with the lenders. On June 13, 2001, the lenders under the senior credit facility extended the waiver period until June 28, 2001, pursuant to a waiver dated as of June 14, 2001. We are seeking the lenders' consent in the proposed comprehensive amendment to change the existing financial covenant package to accommodate changes to our revised business plan and to revise financial covenants for the third quarter of fiscal 2001 and beyond. We are continuing negotiations with the lenders under the senior credit facility regarding the proposed amendment and we believe that such negotiations are in their final stages and will be successfully completed prior to the June 28, 2001 waiver expiration. In the event that we are unable to agree to such modifications with the lenders or to obtain an additional temporary waiver on or before June 28, 2001, we will be in default under the senior credit facility on June 29, 2001 and will not be entitled to make any draws upon the revolving portion of that facility. In the event that the lenders under the senior credit facility accelerate the indebtedness under such facility, cross defaults would occur under our senior subordinated notes, the senior credit facility of Resort Properties and the construction loan facility of Grand Summit. In the event of these defaults, we will be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of the senior credit facility, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

          Because we have not completed the negotiations regarding the proposed comprehensive amendment to the financial covenant package or entered into an amendment of the senior credit facility as of the filing of this report on Form 10-Q, all borrowings outstanding under the senior credit facility, which totaled $85.3 million on April 29, 2001, have been reclassified from long-term debt to current portion of long-term debt on the accompanying unaudited condensed consolidated balance sheet as of April 29, 2001. We expect to file restated financial statements reclassifying such debt as long-term upon completion of the proposed amendment.

          Our high leverage significantly affects our liquidity. As a result of our leveraged position, we will have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is limited, outside of any availability under the senior credit facility. Furthermore, the senior credit facility and the indenture governing our 12% senior subordinated notes, due 2006, each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

          Under the indenture governing our 12% senior subordinated notes, due 2006, we are prohibited from paying cash dividends or making other distributions to our shareholders.

          Real Estate Liquidity. A $73 million real estate term facility provided through Fleet National Bank, as agent, and the net proceeds from the sale of real estate developed for sale after required construction loan repayments provides the funding of working capital for Resort Properties and its fiscal 2001 real estate development program.

          Security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit) collateralize the real estate term facility. As of April 29, 2001, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $253.3 million

          The real estate term facility is comprised of three tranches, each with separate interest rates and maturity dates. Tranche A has a maximum principal amount of $35 million, bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 8.25%, or a current rate of 15.25%, (payable monthly in arrears) and matures on December 31, 2002. Mandatory principal payments on Tranche A of $5.0 million each are payable on April 30, 2002, July 31, 2002 and October 31, 2002. Tranche B has a maximum principal amount of $25 million, bears interest at a fixed rate of 25% per annum and matures on December 31, 2003. Interest calculated at 18% per annum for Tranche B is payable monthly in arrears. The remaining 7% per annum accrues, is added to the principal balance of Tranche B and bears interest at 25% per annum, compounded annually. Tranche C has a maximum principal amount of $13 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually. As of June 12, 2001, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B & C of the second amended real estate facility were $30.0 million, $26.5 million, and $10.0 million, respectively.

          Oak Hill Capital Partners, L.P. purchased Tranche C of the real estate term facility. In connection with this $13 million investment, we entered a securities purchase agreement with Oak Hill, dated as of July 31, 2000, pursuant to which we agreed to either issue warrants to Oak Hill for 6,000,000 shares of our common stock with an exercise price of $2.50 per share, or issue to Oak Hill common stock in Resort Properties, representing approximately 15% of the voting interest in that entity. The purchase price of the warrants (or Resort Properties common stock, as applicable) was $2 million.

          As of June 13, 2001, the lenders under the real estate term facility are entitled to suspend funding under that facility, due to Resort Properties' failure to meet its budget for income and expenses. Resort Properties' current operating expenses are being met from the proceeds of the sale of its interest in Heavenly Resort Properties, LLC, as described below. We are revising our real estate business plan and are pursuing discussions with our senior lenders regarding near-term liquidity issues and a package of restructuring initiatives designed to significantly improve the capital structure and liquidity of Resort Properties. Components of the business plan that are being negotiated include restructuring the real estate term facility to substantially reduce interest rates and extend amortization and maturity dates, a new capital investment and a reduction in senior debt. We are in advanced discussions with both our senior lenders and potential sources of additional investment capital for our real estate subsidiary. Additional capital would both address our near-term liquidity needs and enhance our ability to execute on the growth opportunities within our existing portfolio of assets. The terms of such investments, however, would likely result in substantial dilution to common equity holders. We believe that these negotiations are in their final stages and will be successfully completed in the near future.

          We cannot assure you that Resort Properties will be successful in its attempts to restructure the real estate term facility or that we will be successful in procuring additional investment capital for Resort Properties. In the event that such efforts are not successful, the lenders under the real estate term facility could prohibit the additional use of Heavenly sale proceeds by Resort Properties and Resort Properties would no longer be able to meet its working capital requirements. In the event that the lenders under the real estate term facility accelerate the indebtedness under that facility, cross defaults would occur under our senior subordinated notes, our senior credit facility and Grand Summit's construction loan facility. In the event of such defaults, we will be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of the senior credit facility, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

          We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects, which primarily financed through a $110 million construction loan facility among Grand Summit and various lenders, including TFC Textron Financial, the syndication agent and administrative agent.

          As of June 3, 2001, the amount outstanding under the construction loan facility was $54.1 million. This facility matures on March 31, 2002 and bears interest at the rate of prime plus 2.5% per annum, or a current rate of 9.5%. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mount Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the facility, which is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $169.4 million as of April 29, 2001, which in turn comprise substantial assets of our business).

          Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. We have used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of June 3, 2001, the amount outstanding under the subordinated loan tranche facility was $6.5 million.

          On May 11, 2001, the agent for the lenders under the construction loan facility notified Grand Summit that they would no longer be approving advances under this facility for project costs due to the placement of certain mechanics' liens on the Steamboat Grand Hotel project. We have entered into a settlement memorandum with the general contractor for the Steamboat Grand Hotel project which would resolve all pending claims between the parties, including those described in Part II, Item 1, of this report, and would result in the removal of the foregoing mechanics' liens. The settlement memorandum is subject to the approval of the lenders under the construction loan facility. We have been in negotiations with the lenders regarding the settlement memorandum terms and are working with the lenders to agree upon an amendment to the construction loan facility which would approve the settlement memorandum and allow additional funding under the construction loan. We are continuing negotiations with the lenders on the amendment and we believe that these negotiations are in their final stages and will be successfully completed in the near future. We cannot assure you that these negotiations will be successful. If the negotiations with the lenders are not successful and if we cannot otherwise remove the mechanics' liens, Grand Summit will not be able to meet its future operating expenses. In the event that the lenders under the construction loan facility accelerate the indebtedness under such facility, cross defaults would occur under our senior subordinated notes, the senior credit facility of Resort Properties, and our senior credit facility. In the event of such defaults, we will be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of the senior credit facility, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

          On October 17, 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. Pursuant to the terms of the option sale, Resort Properties received $4.09 million in cash proceeds on October 17, applied a $0.3 million previously received deposit and received the remaining $4.09 million from Marriott on January 15, 2001. Simultaneously with the closing of the sale of its option rights, our July 28, 1998 development agreement with Marriott was terminated. We believe that the termination of this agreement will allow Resort Properties to market more aggressively certain developmental real estate at its resorts to other potential timeshare investors.

          On May 11, 2001, we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to our Heavenly resort in South Lake Tahoe, CA, to Marriott Vacation Club International, a wholly owned subsidiary of Marriott International. Pursuant to the terms of the sale, Resort Properties received $6.2 million in cash proceeds at closing on May 11, 2001 and will receive an additional $5.0 million payment from Marriott on January 15, 2002. In addition, Resort Properties will receive a contingent sales fee equal to 14% of the aggregate gross sales proceeds Marriott receives for its sales of the quartershare units in excess of $100 million up to $134 million. This contingent sales fee will be paid quarterly commencing on January 15, 2003 and at the end of each calendar quarter thereafter for as long as such payments are due. We have not recognized the value of the contingent fee in calculating our loss on the sale of approximately $0.8 million.

          Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the mandatory redemption of our mandatorily redeemable 10 1/2% preferred stock on November 15, 2002. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. Our fiscal 2001 resort capital program is estimated at approximately $13 million (of which $7.1 had been expended as of April 29, 2001). In fiscal 2000, we spent $7.4 million on the Heavenly gondola project, and during the nine months ended April 29, 2001, $17.7 million had been spent. The Heavenly gondola became operational, and began transporting skiers, in December 2000. We are continuing to evaluate the design and construction of additional related amenities of the Heavenly gondola facilities.

          For our 2001 and 2002 fiscal years, we anticipate our annual maintenance capital needs to be approximately $10 to $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

          We finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of $35 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period. In addition, we are permitted to and expect to make capital expenditures of up to $30 million for the purchase and construction of a new gondola at our Heavenly resort in Lake Tahoe, Nevada. Construction on the Heavenly gondola began in June, 2000 and as of April 29, 2001, we had expended $25.1 million on this project. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

          Our business plan anticipates the development of Grand Summit hotels, condominium hotels and townhouses, as well as associated retail and food and beverage outlets at our resorts. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond our control, as well as our cash flow requirements and the availability of external capital. We undertake real estate development through our real estate development subsidiary, Resort Properties. Recourse on debt incurred to finance this real estate development is limited to Resort Properties and its subsidiaries, which include Grand Summit. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of April 29, 2001, the total assets collateralizing the real estate facilities, included in the accompanying consolidated balance sheet, totaled approximately $253.3 million. The real estate term facility and the construction loan facility currently fund Resort Properties' seven existing development projects.

          We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although we expect this financing to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by the real estate projects being financed, which may constitute significant assets to us. We must generate required equity contributions for these projects before undertaking them, and the projects are subject to mandatory pre-sale requirements under the real estate term facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets, (to the extent not applied to the repayment of indebtedness) and the possible sale of equity or debt interests in Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them.

          We have 36,626 shares of mandatorily redeemable 10 1/2% preferred stock outstanding, with an accreted value of $52.7 million as of April 29, 2001. The mandatorily redeemable 10 1/2% preferred stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. We expect to hold the mandatorily redeemable 10 1/2% preferred stock until its maturity date of November 15, 2002, at which time we will be required to redeem the mandatorily redeemable 10 1/2% preferred stock at a redemption price of approximately $62 million. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

                       Changes in Results from Operations

          Our fiscal year 2001 consists of a fifty-two week reporting period compared to fifty-three weeks in fiscal 2000, with the extra week included in the second fiscal quarter of 2000. The results of the 39 weeks ended April 29, 2001 are not directly comparable to the 40 weeks ended April 30, 2000 because of the extra week in fiscal year 2000. The extra week in fiscal 2000 had the effect of pushing forward the current fiscal year by one calendar week when compared to the prior year. As a result, the current fiscal quarter ends on relatively the same calendar date as the prior year (April 29, 2001 vs. April 30, 2000). Therefore, the extra week effectively fell at the beginning of the period presented for the prior fiscal year, or the week ending August 1, 1999 for the 40-week period ended April 30, 2000. Since this extra week did not fall during our primary revenue producing season, it would have contributed negligible revenues and negative earnings to the fiscal 2000 period presented. The following discussion and analysis isolates the effect of the extra week on the results of resort operations in the prior fiscal year and provides a more meaningful comparison to the prior year on a 39-week basis. The extra week in fiscal 2000 did not effect the comparison of the 13 weeks ended April 29, 2001 and April 30, 2000.

          We do not believe that the additional week in fiscal 2000 had a material impact on the comparability of the results from real estate operations due to the intermittent nature of our real estate sales activity. Therefore, we do not address separately the extra week as a part of the changes in results of real estate operations.

          For the 13 weeks ended April 29, 2001 compared to the 13 weeks ended April 30, 2000

Resort Operations:

          Resort revenues increased $14.3 million in the third quarter of 2001 compared to the third quarter of fiscal 2000, from $149.9 million to $164.2 million. We experienced a rather strong ski season this year, when compared the previous season. Our Eastern resorts had solid skier visits due to substantially improved weather conditions and The Canyons showed strength as that resort continues to mature. Lack of natural snowfall at our western resorts and softness in destination business at Steamboat and The Canyons, resulting from a slowdown in the national economy, weakened our skier visits in the west this year. Our company-wide skier visits were up 1.3% in third quarter over last year and our overall revenues per skier visit increased 8.1% this quarter over last year. We realized a $5.3 million increase in lift ticket revenue this quarter over last year and a $9.0 million increase in non-ticket revenues. The largest contributors to the increase in non-ticket revenues were our two new Grand Summit Hotels. This was the first year of operations for the Steamboat Grand Hotel and it contributed $2.1 million in resort revenues during the third quarter. The Grand Summit Hotel at The Canyons opened during the third quarter of fiscal 2000, and this season we reaped the benefits of its first full season of operations by realizing $3.4 million in resort revenues in the third quarter, compared to $1.2 million last year.

          Our resort segment generated a $35.7 million profit before income taxes and preferred dividends for the current fiscal quarter, compared to $37.9 million in the third quarter of fiscal 2000, a decrease of $2.2 million. Current year results include a $3.6 million charge representing costs we incurred in connection with the withdrawn merger with MeriStar Hotels and Resorts and $2.1 million in employee severance and restructuring charges relating to our reorganization efforts. Exclusive of these non-recurring charges, resort operating profits would have increased $3.5 million over last year, broken down as follows:


i. an increase in resort EBITDA (earnings before taxes, depreciation and amortization) of $2.6 million, from $62.0 million last year to $64.6 million this year;

ii.       a decrease in resort  depreciation  and  amortization of $1.1 million;
          and

iii.      an increase in resort interest expense of $0.2 million.

          The increase in skier visits this year over last and the full operation of the Steamboat and Canyons Grand Summit hotels, both of which contributed to our $14.3 million increase in resort revenues, also generated an $11.6 million increase in operational and marketing and administrative costs (exclusive of merger costs and employee severance and restructuring charges).

Our resort EBITDA margin for the quarter (excluding the non-recurring charges referred to above) was down slightly compared to last year (39% vs 41%). We expect to see an increase in our resort EBITDA margins going forward as we execute our strategic plan to reduce operational costs throughout our resort network.

Real Estate Operations:

          Real estate revenues decreased by $57.8 million in the current quarter compared to fiscal 2000, from $73.2 million to $15.4 million. We realized $5.5 million in sales on the Steamboat Grand Hotel in the third quarter of 2001, compared to zero last year. We also realized $6.5 million and $0.5 million in sales at the Canyons Grand Summit Hotel and the Sundial Lodge, respectively, in the current quarter compared to $40.6 million and $21.2 million, respectively, in the third quarter of 2000. Continuing sales of quartershare units of Grand Summit Hotels at our eastern resorts contributed $2.7 million in real estate revenues for the current quarter compared to $9.5 million in the third quarter of fiscal 2000, a decrease of $7.0 million.

          Our real estate segment generated a loss before income taxes of $9.0 million for the third quarter of fiscal 2001, compared to a $6.3 million profit in the third quarter of fiscal 2000. The current year operating loss consists of a $1.1 million loss from real estate EBITDA, $7.2 million in real estate interest expense and $0.7 million in real estate depreciation and amortization. The comparative breakdown from the first quarter of fiscal 2000 was real estate EBITDA of $9.7 million, real estate interest expense of $3.0 million and real estate depreciation and amortization of $0.4 million. Our real estate EBITDA loss for the current quarter breaks down as follows:

          o         a  $0.9   million  gain  from  unit  sales  at  our  western
                    properties;

          o         a  $0.4   million  loss  from  unit  sales  at  our  eastern
                    properties;

          o a $0.8 million loss accrual on the sale of our interest in the Heavenly Grand Summit hotel site (exclusive of the contingent sales fee that has not been recognized); and

          o $0.8 million in corporate real estate general sales and administrative expenses.

          The $4.2 million increase in real estate interest expense was primarily the result of lower capitalized interest in fiscal 2001 due to the completion of the Grand Summit Hotel at The Canyons in the third quarter of fiscal 2000 and the Steamboat Grand Hotel in the first quarter of fiscal 2001. We capitalized $4.5 million of real estate interest in the third quarter of fiscal 2000 and none in the third quarter of 2001. We are no longer capitalizing any interest on our real estate debt as construction has been completed on all current projects.

          Provision for income taxes decreased $3.8 million, from $17.5 million in the third quarter last year to $13.7 million this year. We have re-evaluated our income tax position, and have determined that we do not expect to recognize any income tax expense or benefit in the foreseeable future. Consequently, in the current quarter we have reversed the $13.7 million of income tax benefits recognized in the first and second quarters of fiscal 2001.

          Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $0.5 million, from $5.3 million for the third quarter of fiscal 2000 to $5.8 million for the current quarter. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. We are currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, compounded quarterly, assuming that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.

                       Changes in Results from Operations
            For the 39 weeks ended April 29, 2001 compared to the 40
                           weeks ended April 30, 2000

Resort Operations:

          Resort revenues increased $35.4 million for the 39 weeks ended April 29, 2001 compared to the 40 weeks ended April 30, 2000, from $275.2 million to $310.6 million. Included in our fiscal 2000 resort revenues were $1.6 million in non-recurring gains from asset sales, for which there were no comparative amounts in fiscal 2001. Exclusive of these gains and after adjusting for $1.9 million in additional revenues earned during the first week of fiscal year 2000, revenues increased $38.9 million over the comparable period of the prior year. Fiscal 2001 saw a return to more normal weather conditions throughout much of the country. We saw a strong increase in skier visits in the East and realized the benefit of our additional snowmaking capacity at Killington. However, this was offset by a lack of natural snowfall in the West and softness in the destination business at Steamboat and The Canyons, resulting from a slowdown in the national economy.

          Our company-wide skier visits were up more than 5% over last year through the end of third quarter and our overall revenues per skier visit increased more than 7% over last year. We realized a $14.8 million increase in lift ticket revenue this year over last year and a $20.6 million increase in non-ticket revenues. The largest contributors to the increase in non-ticket revenues were our two new Grand Summit Hotels. This was the first year of operations for the Steamboat Grand Hotel and it contributed $3.6 million in resort revenues through the end of the third quarter. The Grand Summit Hotel at The Canyons opened during the third quarter of fiscal 2000, but this season we reaped the benefits of its first full season of operations by realizing $8.0 million in resort revenues through the end of the third quarter, compared to $1.2 million last year. We also realized an increase in other resort revenues (food & beverage, skier development and retail & rental) of over $12 million combined as a direct result of the increase in skier visits over last year.

          Our resort segment generated a $2.9 million profit before income taxes and preferred dividends for the first 39 weeks of fiscal 2001, compared to a loss of $3.3 million for the first 40 weeks of fiscal 2000. Exclusive of the $1.6 million of non-recurring gains from asset sales in fiscal 2000, the $5.7 million in non-recurring reorganization and merger costs incurred in the third quarter of fiscal 2001 and a $1.1 million loss from the first week of fiscal 2000, our resort segment profit increased by $12.4 million on a comparative 39 week basis over last year due to the following:


     i.      an increase in resort EBITDA of $11.5 million

    ii.      a decrease in resort depreciation and amortization of $2.0 million

   iii.      an increase in resort interest expense of $1.1 million

Real Estate Operations:

          Real estate revenues decreased by $24.5 million in the current 39 week period compared to the 40 week period of fiscal 2000, from $97.9 million to $73.3 million. We realized $37.3 million in revenues from closings of pre-sold quartershare units in the recently completed Steamboat Grand Hotel and $17.3 million in ongoing sales of quartershare units at The Canyons Grand Summit Hotel, which opened in the third quarter of fiscal 2000. In addition, we recognized $2.5 million of revenue in fiscal 2001 from closings of the fully sold Locke Mountain Townhomes project at Sunday River. Continuing sales of quartershare units of Grand Summit Hotels at our eastern resorts contributed $5.5 million in real estate revenues for the current 39 week period compared to $15.2 million in the corresponding 40 week period of fiscal 2000, a decrease of $9.7 million. Prior year results include $39.0 million of revenues from closings of units of the Sundial Lodge at The Canyons, a whole ownership condominium project that opened during the second quarter of fiscal 2000 and $40.6 million in sales of the Canyons Grand Summit Hotel.

          Also in fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million and we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to our Heavenly resort in South Lake Tahoe, CA, to Marriott Vacation Club International, also a wholly owned subsidiary of Marriott International, for $11.2 million.

          Our real estate segment generated a loss before income taxes of $15.5 million for the 39 week period ended April 29, 2001, compared to a $0.9 million profit for the 40 week period ended April 30, 2000. The current year operating loss consists of $7.0 million in real estate EBITDA, offset by $20.4 million in real estate interest expense and $2.1 million in real estate depreciation and amortization. The comparative breakdown from the first nine months of fiscal 2000 was a real estate EBITDA of $8.6 million, real estate interest expense of $6.8 million and real estate depreciation and amortization of $0.9 million. Our real estate EBITDA for the current year breaks down as follows:

          o         a  $2.3   million  gain  from  unit  sales  at  our  western
                    properties;

          o         a  $0.3  million  gain  from  unit  sales  at  our   eastern
                    properties;

          o a $7.4 million gain from our sale of land options rights at South Lake Tahoe;

          o a $0.8 million loss accrual on the sale of our interest in the Heavenly Grand Summit hotel site (exclusive of the contingent sales fee that has not been recognized); and

          o $2.2 million in corporate real estate general sales and administrative expenses.

          The $13.6 million increase in real estate interest expense was primarily the result of lower capitalized interest in fiscal 2001 due to completion of the Grand Summit Hotel at The Canyons in the third quarter of fiscal 2000 and the Steamboat Grand Hotel in the first quarter of fiscal 2001. We capitalized $12.1 million of real estate interest in the first 40 weeks of fiscal 2000 and $2.1 million in the first 39 weeks of 2001. We ceased capitalizing interest at the end of the first quarter of fiscal 2001 on our real estate debt as construction was completed on all current projects.

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

          Provision from income taxes decreased from $2.4 million in fiscal 2000 to $0.0 this year. We have re-evaluated our income tax position, and have determined that we do not expect to recognize any income tax expense or benefit in the foreseeable future. Consequently, in the current quarter we have reversed the $13.7 million of income tax benefits recognized in the first and second quarters of fiscal 2001.

          Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $1.8 million, from $15.5 million for fiscal 2000 to $17.3 million for 2001. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of fiscal 2000. We are currently accruing dividends on the Series B Preferred Stock at an effective rate of 9.7%, compounded quarterly, assuming that dividends will not be paid in cash until the fifth anniversary of the issuance, which will cause the dividend rate to incrementally increase up to 10.5% by the end of the fifth year.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on October 26, 2000.

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

          On May 4, 2001, Colorado First/PCL, the general contractor for the construction of the Steamboat Grand Hotel, filed a complaint against our subsidiary, Grand Summit Resort Properties, Inc., in the District Court for Routt County, Colorado. The complaint seeks unspecified damages resulting from Grand Summit's failure to pay direct and indirect costs relating to the construction of the Steamboat Grand Hotel, as well as foreclosure of the general contractor's mechanics' lien in the amount of $6,633,072. Certain subcontractors on the Steamboat Grand Hotel project have also filed mechanics' liens against the project in an amount totaling approximately $3,466,0081. Grand Summit and the general contractor have entered into a memorandum of settlement dated May 17, 2001 for settlement of all claims under the complaint and Grand Summit's anticipated counterclaim. Under the terms of the settlement memorandum, the general contractor would be required to satisfy all claims of subcontractors. The settlement memorandum is subject to the approval of the lenders under Grand Summit's construction loan facility, and approval is currently in process.

                                     Item 3
                         Defaults Upon Senior Securities

          See "Liquidity and Capital Resources" for a discussion regarding our defaults under our senior credit facility and under the construction loan facility of Grand Summit Resort Properties.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 13, 2001                                 /s/ William Fair
-------------------------------                 --------------------------------
                                                    William Fair
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer)


Date:  June 13, 2001                                /s/ Mark J. Miller
-------------------------------                 -------------------------------
                                                     Mark J. Miller
                                                     Senior Vice President
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)



                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith are the following material agreements:

Exhibit No.       Description

1. Waiver and Agreement dated as of May 15, 2001 by and among American Skiing Company, the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent.

2. Waiver and Agreement dated as of June 14, 2001 by and among American Skiing Company, the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent.

b) Reports on Form 8-K

         We filed a report on Form 8-K on February 23, 2001, reporting an Amendment to the Agreement and Plan of Merger dated as of December 8, 2000 between American Skiing Company, MeriStar Hotels and Resorts, Inc. and a wholly-owned subsidiary formed by American Skiing Company for purposes of the merger.

         We filed a report on Form 8-K on March 23, 2001, reporting the termination of its Agreement and Plan of Merger dated December 8, 2000 with MeriStar Hotels and Resorts, Inc.

         We filed a report on Form 8-K on March 28, 2001, reporting the resignation of our chairman and chief executive officer, Leslie B. Otten, and the promotion of its chief operating officer, William Fair, to replace Mr. Otten as our chief executive officer, effective immediately.