Form 10-K
period 2001-07-29
AMERICAN SKIING CO /ME
filed 2001-11-14
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     For the fiscal year ended July 29, 2001
                                       or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant on November 12, 2001, determined using the per share closing price thereof on the New York Stock Exchange Composite tape, was approximately $15.1 million. As of November 12, 2001, 31,718,123 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                             American Skiing Company

            Form 10-K Annual Report, for the year ended July 29, 2001

              American Skiing Company and Consolidated Subsidiaries

                                Table of Contents
                                                                            Page
                                     Part I
Item 1 & Item 2 Business and Properties .......................................1

Item 3   Legal Proceedings....................................................17

Item 4   Submission of Matters to a Vote of Security Holders .................17

                                     Part II

Item 5   Market for Registrant's Common Equity and Related
     Stockholder Matters .....................................................18

Item 6   Selected Financial Data .............................................19

Item 7   Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................21

Item 7A  Quantitative and Qualitative Disclosures about
     Market Risk .............................................................32

Item 8   Financial Statements and Supplementary Data .........................32


                                    Part III

Item 10  Directors and Executive Officers of the Registrant...................34

Item 11  Executive Compensation...............................................34

Item 12  Security Ownership of Certain Beneficial Owners and
     Management...............................................................34

Item 13  Certain Relationships and Related Transactions.......................34

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K......................................................34

Signatures....................................................................39

                                       (i)

                                     PART I
                     Items 1 and 2 - Business and Properties
American Skiing Company

     We are organized as a holding company and operate through various subsidiaries. Refer to Note 2 - "Basis of Presentation" in the consolidated financial statements included in Item 8 of this report for a discussion of the general development of our business, our subsidiaries and predecessors. We believe that we are the largest operator of alpine ski and snowboard resorts in the United States. We reinforce and capitalize on this by developing, owning and operating a range of hospitality-related businesses, including hotels, golf courses, restaurants and retail locations. We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums and quarter ownership hotels. We manage our operations in two business segments, ski resort operations and mountainside real estate development. For a complete breakdown of information by reportable segment refer to Note 14 - "Business Segment Information" in the consolidated financial statements included in Item 8 of this report.

     Our revenues and net loss available to our common shareholders for our year ended July 29, 2001, or fiscal 2001, were $425.6 million and ($141.6) million, respectively. Our recurring earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, excluding certain non-recurring merger, restructuring and asset impairment charges (as discussed in Note 11 - "Non-recurring Merger, Restructuring and Asset Impairment Charges" in the consolidated financial statements included in Item 8 of this report), was $55.1 million for fiscal 2001. Resort revenues and recurring resort EBITDA for fiscal 2001 were $328.7 million and $51.7 million, respectively. Real estate revenues and recurring real estate EBITDA for fiscal 2001 were $96.9 million and $3.4 million, respectively. Our resort EBITDA and real estate EBITDA, inclusive of all non-recurring charges, was ($19.7) million and ($2.3) million, respectively, in fiscal 2001. For more information relating to our financial condition, see "Certain Considerations - Our business is substantially leveraged and we face a number of financial risks".

Resort Operations

     Our resort business is derived primarily from our ownership and operation of eight ski resorts, several of which are among the largest in the United States. During the 2000-2001 ski season we owned nine resorts, which generated approximately 5.3 million skier visits, representing approximately 9.2% of total skier visits in the United States. The following table summarizes key statistics of our resorts. The table includes statistics for the Sugarbush resort, which we sold following year end, and Steamboat, which we currently plan to sell. See
Note 19 - "Subsequent Events" in the consolidated financial statements included in Item 8 of this report.


-------------------------------------------------------------------------------------------------------------------

                                         Skiable    Vertical                        Snowmaking              2000-01
                                         Terrain     Drop            Total Lifts    Coverage      Ski       Skier
  Resort, Location                       (acres)    (feet)    Trails (high-speed)               Lodges      Visits
                                                                                                            (000s)
  ------------------------------------- ---------- ---------- ------ ------------- ------------ -------- ------------
  Killington, VT                          1,182      3,050     200      32(8)          70%         8        1,085
  Sunday River , ME                        660       2,340     127      18(4)          92%         4         547
  Mount Snow, VT                           765       1,700     132      23(3)          85%         6         558
  Sugarloaf, ME                           1,410      2,820     129      15(2)          92%         2         355
  Attitash Bear Peak, NH                   280       1,750     70       12(2)          97%         2         220
  The Canyons, UT                         3,500      3,190     140      15(6)          5%          3         303
  Steamboat, CO                           2,939      3,668     142      20(4)          15%         4        1,003
  Heavenly, CA/NV                         4,800      3,500     84       29(8)          69%         7         848
  ------------------------------------- ---------- ---------- ------ ------------- ------------ -------- ------------
  Total of resorts we currently own      15,536     22,018    1,024    164(37)                    36        4,919
  Sugarbush, VT                            468       2,650     115      18(4)          61%         5         359
  ------------------------------------- ---------- ---------- ------ ------------- ------------ -------- ------------
  Total of resorts we owned in fiscal
  2001                                   16,004     24,668    1,139    182(41)                    41        5,278
  ------------------------------------- ---------- ---------- ------ ------------- ------------ -------- ------------


Resort Properties

     Our resorts include several of the top resorts in the United States based on skier visits, such as Killington, the 5th largest resort in the United States with approximately 1.1 million skier visits in the 2000-01 ski season, Steamboat, the 6th largest ski resort in the United States with over 1.0 million skier visits in the 2000-01 ski season, Sunday River and Mount Snow, which together with Killington comprised three of the four largest resorts in the Northeast during the 2000-01 ski season, and Heavenly, which ranked as the 2nd largest resort in the Pacific West region for the 2000-01 season with approximately 848,000 skier visits.

     The Canyons. When we acquired The Canyons, located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, in July, 1997, it was primarily an undeveloped ski resort with significant potential for future operational and real estate development. The Canyons is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away, and has direct access via a major state highway. We believe that The Canyons has significant growth potential due to its proximity to Salt Lake City and Park City, its undeveloped ski terrain and its real estate development opportunities. The Utah Winter Sports Park, which is located immediately adjacent to the resort, is scheduled to serve as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games. The Canyons has been selected to host the NBC Today show from its Grand Summit Hotel during the Olympics which we expect will further increase the awareness and appeal of the resort.

     Since acquiring The Canyons we have invested significant capital and created a substantial on-mountain skiing infrastructure which we believe is capable of supporting substantial skier visit growth. During the 1997-98 season, its first under our management, the resort generated over 167,000 skier visits. This number increased to over 220,000 in 1998-99, over 248,000 in 1999-00 and over 300,000 in 2000-2001. We intend to gradually invest additional capital to improve and expand on-mountain facilities and skiable terrain as skier visits grow. In fiscal 2000, we completed two significant real estate projects at The Canyons, a Grand Summit Hotel and the Sundial Lodge. The Sundial Lodge is substantially sold out and approximately 70% of the units in the Grand Summit Hotel have been sold. We are focused on selling the remaining inventory and preparing for new projects. In November, 1999, we obtained final approval of a master development plan for The Canyons which includes entitlements for approximately 5 million square feet of development. Our master plan includes developments by us and by third parties. Two such third party projects, a timeshare hotel being developed by Westgate Resorts (the first phase of which is scheduled to open in February, 2002) and a condominium hotel being developed immediately adjacent to the resort, are currently under construction and will further add to the bed base surrounding the resort.

     Steamboat. The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado. The area consists of 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and 245 acres of private land owned by Steamboat located at the base of the ski area. Steamboat receives a high level of natural dry snow, averaging 330 inches annually the past 10 ski seasons. In our 2001 fiscal year, we completed a 300-room Grand Summit Hotel at Steamboat, which has brought both additional beds and enhanced amenities to the Steamboat base area. We recently announced as part of our comprehensive restructuring plan that we intend to sell Steamboat. We are currently negotiating purchase and sale terms with a small group of potential purchasers and have executed a non-binding letter of intent with one of the parties. See Part II, Item 7 - "Management's Discussion of Financial Condition and Results of Operations".

     Heavenly. Located on the south shore of Lake Tahoe with three base area complexes, one in South Lake Tahoe, California and two in Stateline, Nevada, Heavenly consists of two peaks with a maximum elevation of approximately 10,060 feet. Heavenly ranks as the second largest resort in the Pacific West region with approximately 848,000 skier visits for the 2000-01 ski season. Access to the resort is primarily through the Reno Tahoe International Airport and by automobile via Route 50 from San Francisco and Sacramento, California. Heavenly has a well-developed bed base in the greater South Lake Tahoe/Stateline area and benefits from a substantial casino hotel and hospitality industry in the base area. In our 2001 fiscal year, we completed construction on a new gondola which provides lift service to the resort from the center of South Lake Tahoe. The City of South Lake Tahoe has embarked on a substantial redevelopment strategy on a 34 acre site where the gondola is located. In addition to the gondola and as part of the redevelopment project, Marriott has begun construction on two large fractional ownership hotel projects immediately adjacent to the gondola. Both projects are expected to open in November, 2002 and we believe these facilities, coupled with the gondola and other elements of the redevelopment project, will provide substantial growth opportunities for Heavenly.

     Killington. Killington, located in central Vermont, is the largest ski resort in the northeast and the fifth largest in the United States, generating over 1 million skier visits in 2000-01. Killington is a seven-mountain resort consisting of approximately 1,200 acres of skiable terrain. We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national and international clientele.

     During our 2001 fiscal year, we completed construction of a $4 million snowmaking expansion project which provides the resort with up to 30% more snowmaking capacity during certain periods. We believe that this additional capacity should lead to higher early season trail counts and enhanced market confidence in the quality and reliability of the snow surface.

     Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a driving range and a tennis school. Our real estate strategy at Killington is to expand the existing Grand Summit Hotel, begin the first phases of a new destination resort village and expand the bed base surrounding the company-owned golf course in an area approved for development. We are pursuing a combination of internally executed projects as well as joint ventures and third party developer projects to accomplish the build-out of the village infrastructure. The current master plan for the proposed Killington resort village development includes over 4,450 units in over 5.3 million square feet of total development.

     Sunday River. Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is New England's fourth largest ski resort with over 540,000 skier visits during the 2000-01 season. Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain. Over the past several years, we have developed extensive real estate at Sunday River, including whole ownership condominiums and townhouses and two quarter-share hotels, both of which are substantially sold out. We have plans to develop a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units, a golf course and 1.1 million square feet of total development.

     Mount Snow. Mount Snow, located in West Dover, Vermont, is the third largest ski resort in the northeast United States with over 550,000 skier visits in 2000-01. Mount Snow is the southernmost of our eastern resorts. A large percentage of the skier base for Mount Snow derives from Massachusetts, Connecticut and New York. Mount Snow hosted the winter X games for the past two years as part of an effort to strategically position the property in the fast growing snow boarding market segment. We have developed a Grand Summit Hotel at Mount Snow and we expect all of the quartershare units at the hotel to be substantially sold out by the end of fiscal 2002. Mount Snow also owns and operates an 18-hole championship golf course and is the headquarters of our "Original Golf School", which consists of eight golf schools located throughout the east coast.

     Sugarloaf.  Sugarloaf  is  located  in the  Carrabassett  Valley  of Maine.
Sugarloaf is a single mountain with a 4,237-foot summit and a 2,820-foot vertical drop. Sugarloaf offers one of the largest ski-in/ski-out base villages in the Eastern United States, containing numerous restaurants, retail shops and an abundance of lodging. Sugarloaf is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast. As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C. and Canada. Sugarloaf also leases and operates an 18-hole championship golf course, designed by Robert Trent Jones Jr. and consistently rated as one of the top 40 public golf courses in the country.


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

Leased Properties

     Our operations are wholly dependent upon our ownership or control over the real estate underlying each resort. The following summarizes certain non-owned real estate critical to operations at each of our resorts. We believe each of the following leases, permits or agreements is in full force and effect and that we are entitled to their benefit. See "Certain Considerations" for additional discussion of our leases and forest service permits.

     Sunday River leases approximately 1,500 acres, constituting a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee. This lease was amended on January 23, 1998 to allow Sunday River to purchase portions of the leased property for real estate development at a predetermined amount per acre. In January 1998, we acquired an undivided one-half interest in the fee title to the leased parcel.

     Mount Snow leases approximately 1,315 acres constituting a substantial portion of its skiable terrain. Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service. The permit has a 40-year term expiring December 31, 2029 and is subject to renewal at the option of Mount Snow if various conditions are satisfied. Mount Snow also leases 252 acres of skiable terrain from the Town of Wilmington, Vermont. The lease expires November 15, 2030 and there are no renewal options. In addition, Mount Snow leases approximately 169 acres from Sargent Inc. under two separate leases expiring September 30, 2018, and March 31, 2025, respectively. Each lease can be renewed for an additional 30-year term. Mount Snow also has the option to purchase the leased property and a right of first refusal in the event the lessor receives an offer for the leased properties.

     Attitash Bear Peak uses approximately 281 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service. The permit has a 40-year term expiring July 18, 2034 and is renewable subject to given conditions. In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003. Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

     Killington leases approximately 2,500 acres from the State of Vermont. A substantial portion of that property constitutes skiable terrain. The initial lease was for a 10-year term which commenced in 1960 but contains nine 10-year renewal options. Killington exercised the renewal option in 1970, 1980, 1990 and 2000. Assuming continued exercise of the renewal options, the lease will ultimately expire in the year 2060. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington's adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2010. Although we have not had confirmation from Vermont State officials, we have no reason to believe that the State intends to exercise the buy-out option at that time.

     Sugarloaf leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000. The lease term expires November 2023. Sugarloaf has an option to renew the lease for an additional 5-year term.

     The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC. The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights, at a cost of 5.5% of the full capitalized cost of the development in the case of property that we retain, or 11% of that cost in the case of property intended for resale. The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration. Our lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis. Our lease with Wolf Mountain Resorts also includes a sublease of certain skiable terrain owned by the Osguthorpe family. We have established certain additional ski development rights under a direct agreement with the Osguthorpe family. The ski development rights for approximately 3,000 acres of skiable terrain that we have targeted for development are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094. We have recently executed an amendment to this lease which provides that these ski development rights may be acquired in fee by The Canyons in 2002.

     Heavenly uses approximately 1,543 acres of its skiable terrain located in California and Nevada under a special use permit issued by the United States Forest Service. The permit expires on August 5, 2029. Heavenly uses approximately 2,000 acres of additional skiable terrain in Nevada pursuant to a special use permit which expires on August 5, 2029.

     Steamboat uses approximately 3,486 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029. Under Steamboat's existing master plan, an additional 958 acres of contiguous National Forest lands can be added to the permitted area.

     The United States Forest Service can terminate most of the foregoing special use permits if it determines that termination is required in the public interest. However, to our knowledge, no recreational special use permit or term special use permit for any major ski resort then in operation has ever been terminated by the United States Forest Service over the opposition of the permit holder.

Resort Revenues

     Our resort revenues are derived from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities and miscellaneous other sources. Lift ticket sales represent the single largest source of resort revenues and produced approximately 44% of total resort operations revenue for fiscal 2001. See "Management's Discussion and Analysis of Results of Operations", included in Item 7 of this report, for a breakdown of the sources of our resort revenues for the last three fiscal years.

     Lift Ticket Sales. We manage the yield and features of our lift ticket programs and products in order to increase and maximize ticket revenues and operating margins. Lift tickets are sold to customers in packages together with accommodations in order to maximize total revenue. We offer a wide variety of incentive-based lift ticket programs designed to maximize skier visits during non-peak periods, to attract specific market segments and to leverage the competitive advantage of our extensive resort network.

     Food and Beverage. We own and operate substantially all of the food and beverage facilities at our resorts, with the exception of the Sugarloaf resort, which is under a long-term concession contract with an unrelated third party. Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets at our resorts. By controlling the vast majority of our on-mountain and base area food and beverage facilities, we are able to capture a larger proportion of guest spending as well as ensure product and service quality. We currently own and operate over 40 different food and beverage outlets. We are considering a variety of performance enhancement opportunities, including but not limited to, additional out-sourcing.

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

     Lodging and Property Management. Our lodging and property management departments manage our properties as well as properties owned by third parties. During the 2000-01 ski season, our lodging departments managed approximately 2,300 lodging units at our resorts. The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping and brokerage operations. Most of our resorts have a welcome center to which newly arriving guests are directed. The center allocates accommodations and provides guests with information on all of the resort's activities and services. Our property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions. In an effort to further enhance our lodging management capabilities the Company has retained Meristar Hotels and Resorts, Inc. to assist in the management of our lodging businesses.

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

Resort Operating Strategy

     Our operating strategies are the following:

     Capitalize on Recent Facilities Expansion and Upgrades. We have invested over $196 million expanding and upgrading our on-mountain facilities over the past four fiscal years. We have substantially re-tooled the physical plant at all of our resorts. As a result of this investment, we believe that we now offer the most modern on-mountain facilities available in each of our markets. Capitalizing on this investment is a primary focus of our fiscal 2002 strategic plan.

     Multi-Resort Network. Our network of resorts provides both geographic diversity and significant operating benefits. We believe our geographic diversity: reduces the risks associated with unfavorable weather conditions; insulates us from economic slowdowns in any one particular region; increases the accessibility and visibility of our network of resorts to the overall North American skier population; and allows us to offer a wide range of mountain vacation alternatives.

     We believe that owning multiple resorts also provides us with the opportunity to:

     o Create one of the largest cross-marketing programs in the industry,
     o Achieve efficiencies and economies of scale when we purchase goods and services,
     o Strengthen our distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking and incentive packages,
     o Establish performance benchmarks for operations across all of our resorts,
     o Utilize specialized individuals and cross-resort teams at the corporate level as resources for our entire business, and
     o Develop and implement consumer information and technology systems for application across all of our resorts.

     Increase Revenues Per Skier. We intend to increase our revenues per skier by improving our product offerings and expanding our revenue sources at each resort. We intend to increase non-lift ticket revenue sources by increasing point-of-sale locations through retail stores, food and beverage services, equipment rentals, skier development, lodging and property management. In addition, we believe that cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability. We believe that we can increase ticket yields by enhancing the quality of our product offerings, managing ticket discounts, closely aligning ticket programs to specific customer market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages of tickets with lodging and other services available at our resorts.

     Innovative Marketing Programs. Our marketing programs are designed to take advantage of and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty. We have established joint marketing programs with major corporations such as Sprint, Nike, Mobil, Anheuser-Busch, BMW, Suunto American Express, Quaker Oats, Pepsi/Mountain Dew, Rossignol, Vermont Pure, Kodak, and Green Mountain Coffee Roasters. We believe these joint marketing programs give us a high-quality image and strong market presence as well as marketing efficiencies on both a regional and national basis.

     We have established a network of eight high-quality ski resorts, through which we offer ticket products to our customers that are valid at many, if not all of our resorts. Examples of these innovative programs are the Ski America Pass, which allows the purchaser to ski at any of our eight ski resorts nation-wide; the All East Pass, which allows unlimited skiing at any of our five eastern resorts; the mEticket, which is a flexible multi-day ticket good at seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased. The mEticket program is the first nation-wide program targeted at retaining skiers who ski three to twelve days each season, which our research indicates represents the majority of the ski population. By giving guests an incentive to purchase their skiing for the year early in the ski season with the special values offered by the Ski America Pass, the All East Pass and the mEticket program, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

     We utilize a variety of marketing media, including direct mail, radio, television and the Internet. Television and radio marketing efforts include both strategic and tactical messaging. Strategic advertising promotes the sports and resorts themselves, while tactical messaging provides current information related to ski conditions as a means of promoting visits to our resorts. In addition, each resort uses local cable television networks to provide current information and cross-sell resort products and services. Internet marketing activities include individual resort websites which provide current snow conditions, special deals and online reservation booking, a real estate sales website promoting our Grand Summit Hotels and Resort Villages, a dedicated site for mEticket, a site promoting summer vacation activities, on-line retail sales and a special site promoting learning to ski or snowboard. All sites are linked through our www.peaks.com site. Guests are increasingly researching conditions and purchasing tickets and related resort products online. The mEticket program is specifically designed to be accessed online advancing our e-commerce strategy. We also offer all of our single and multi-resort season pass programs online at either our www.peaks.com site or through each of our individual resorts' web sites.

     Expand Golf and Convention Business. We are one of the largest owners and operators of resort golf courses in New England. We expect that these operations will increase our off-season revenues. Sugarloaf, Killington and Mount Snow all operate championship resort golf courses. The Sugarloaf course, designed by Robert Trent Jones, Jr., has been rated as one of the top 40 public courses in the country according to a Golf Magazine survey. Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations. We also have opportunities to develop additional golf courses at The Canyons, Sunday River and possibly Attitash.

     Improve Hotel Occupancy and Operating Margins. We have entered into a comprehensive management consulting agreement with MeriStar Hotels & Resorts, Inc., under which MeriStar will support the management and operations of our lodging and property management division. We believe that, with MeriStar's assistance, we can achieve operating efficiencies and improved marketing strategies which will improve the occupancy levels and operating margins of our lodging properties.

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

     Our real estate development strategy is centered on the creation of "resort villages" at three of our largest resorts (The Canyons, Killington and Sunday

River) and to a lesser extent, at our other resorts. Development within these resort villages is focused on projects which we believe will generate the highest returns. Each resort village is expected to consist of quartershare hotels, whole and fractional ownership condominium hotels, townhouses and single family homes, and retail operations.

     Grand Summit Hotels. The Grand Summit Hotel is an interval ownership product that we created. Each hotel is a condominium consisting of fully furnished residential and commercial units with a voluminous atrium lobby, two or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool and other recreational amenities. Residential units in the hotel are sold in quartershare interests, with each unit consisting of four 13-week ownership interests spread evenly throughout the year. The balance of the hotel, including restaurants, retail space and conference facilities, is typically retained by us and managed by the host resort. The initial sale of quartershare units typically generates a profit for the real estate segment, and our resort segment derives a continuing revenue stream from operating the hotel's retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners.

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

     Townhouses and Single Family. There is a component of resort real estate purchasers that do not prefer core village areas, choosing instead to be located in an area which is convenient to the resort but removed from the center of activity. There is also logical reasoning for decreasing densities of development as one moves away from the core areas. Within each resort master plan are areas that can accommodate stacked townhouses with a site density of about 20 to 30 units per acre, townhouses ranging from 10 to 20 units per acre, and single family homes structured as both small and large lot product.

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

Alpine Resort Industry

     The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development. In the United States, approximately 490 ski areas generated approximately 57.3 million skier visits during the 2000-01 ski season. Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America. The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 490 in 2001, although the number of skier visits has remained relatively flat. Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented. We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is likely as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

     The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2000-01 ski season:


-----------------------------------------------------------------------------------------------------------------
                                                    Skier
                        2000-01                   Visits at
                      Total Skier   Percentage     Company      Company
                        Visits*      of Total      Resorts     Regional
                          (in          Skier         (in        Market
Georgraphic Region     millions)      Visits      millions)      Share                  Company Resorts
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
Northeast                 13.7         23.9%         3.1         22.8%      Killington, Sugarbush**, Mount Snow,
                                                                            Sunday River, Sugarloaf USA, Attitash
                                                                            Bear Peak
Southeast                 5.5          9.5%           -            -
Midwest                   7.6          13.2%          -            -
Rocky Mountain            19.3         33.7%         1.3         6.8%       Steamboat***, The Canyons
Pacific West              11.3         19.7%         0.9         7.5%       Heavenly
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------
U.S. Overall              57.3        100.0%         5.3         9.2%
--------------------- ------------- ------------ ------------ ------------ -------------------------------------------

(*) Source: Kottke National End of Season Survey 2000/01 Final Report (**) We sold Sugarbush in September 2001.
(***) We plan to sell Steamboat in fiscal 2002.


     United States ski resorts range from small operations which cater primarily to day skiers from nearby population centers to larger resorts which attract both day skiers and destination resort guests. We believe that day skiers focus primarily on the quality of the skiing and travel time, while destination travelers are attracted to the total ski and riding experience, including the non-skiing amenities and activities available at the resort, as well as the perceived overall quality of the vacation experience. Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and beverages and other retail items over a multiple-day period.

     Since 1985, the total number of skier visits in the United States has been relatively flat. However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased from approximately 9.9 million in the 1996-97 ski season to approximately 16.2 million in the 2000-01 ski season, a compounded annual growth rate of approximately 13.1%. We believe that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for us.

     We believe that we are well positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United States. These trends and developments include:

     o The existence of approximately 66.7 million members of the "baby boom" generation that are now approaching the 40 to 59 year age group where discretionary income, personal wealth and pursuit of leisure activities are maximized,

     o The emergence of the "echo boom" generation (children of baby boomers) as a significant economic force which is just beginning to enter the prime entry age for skiing, snowboarding and other "on-snow" sports,

     o Advances in ski equipment technology, such as the development of parabolic skis which make skiing easier to learn and enjoy,

     o The continued growth of snowboarding as a significant and enduring segment of the industry which in turn increases youth participation in alpine sports,

     o A greater focus on leisure and fitness in general, and

     o Expanding demand for second home vacation real estate.

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

Employees and Labor Relations

     We currently employ approximately 1,900 full-time, year-round employees supporting our resort and real estate operations, including corporate personnel. At peak season last year we employed approximately 11,500 employees. Less than 1% of our employees are unionized. We believe that we enjoy good relations with our employees.

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

Systems and Technology

     Information Systems. Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs. We are pursuing implementation of a comprehensive system and technology plan which will include an integrated customer database tracking guest preference information and product purchasing patterns, an extensive data communications network linking most point-of-sale locations through a central database, a central reservations system for use in the resort's rental management business and a skier development reservation and instructor scheduling system that will simplify the booking process and allow for the best possible use of our instructors.

     Snowmaking Systems and Technology. We believe that we operate the largest consolidated snowmaking operation in existence, with approximately 4,500 acres of snowmaking coverage. Our proprietary snowmaking software program allows us to produce what we believe is the highest quality man-made snow in the industry. We refer to this ideal quality product as "Retail Snow," a high quality, durable skiing surface with top to bottom consistency. All of our snowmaking systems are operated through computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation. We use efficient ground based, tower based and fully automated snowgun nozzle technology and have developed software for determining the optimal snowmaking nozzle setting at multiple locations on any particular mountain. This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, eliminating guesswork and ensuring that ideal snow quality is provided. All of our snowmaking systems are networked to allow the viewing of information from multiple locations within our resort network. Another unique feature of our system is the current display of trail status, lift status, weather conditions and other various on-mountain information at locations throughout each resort. Much of this information is available on the Internet at our various web sites.

                             CERTAIN CONSIDERATIONS

     In addition to the other information contained in this Form 10-K, you should carefully consider the following matters in evaluating our business. This Form 10-K contains forward looking statements and our actual results could differ materially from those anticipated by any forward-looking statements as a result of numerous factors, including those set forth in the following description of considerations and elsewhere in this Form 10-K. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

Our business is dependent upon the completion of our previously announced strategic plan.

     On May 30, 2001, we announced a comprehensive strategic plan to improve our capital structure and enhance future operating performance. We have completed several aspects of this plan to date, including the restructuring of three of our major credit agreements, an additional capital infusion by Oak Hill Capital Partners, L.P. and certain related entities (collectively, "Oak Hill"), and the implementation of a staff reorganization plan to improve operational efficiencies. The ultimate success of this comprehensive strategic plan is dependent on our successful execution of the remaining plan elements, including obtaining a $14 million capital lease for the Heavenly gondola as required by our resort senior credit facility and the sale of Steamboat to reduce leverage. We have recently entered into a non-binding letter of intent to sell Steamboat and we are continuing negotiations with other potential buyers. In addition, we have a commitment for the Heavenly gondola capital lease and expect to close that transaction by late November or early December 2001. Our failure to complete these transactions in a timely manner may adversely affect our ability to meet any extraordinary cash flow requirements outside of our normal course of business or meet the financial covenants of our senior credit facility. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 1 - "Business Environment and Management's Plans - Actions in Progress" of the consolidated financial statements included in Item 8 of this report for a more detailed discussion on the consequences of a failure to complete the sale of Steamboat and the capital lease transaction.

Our business is substantially leveraged and we face a number of financial risks.

     We are highly leveraged. As of November 1, 2001, we had outstanding $435.5 million of total indebtedness, including $296.1 million of secured indebtedness, representing 66.3% of our total capital.

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

     Our ability to make scheduled payments or refinance our debt obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business and other factors. Some of these factors are beyond our control. There can be no assurance that our operating results, cash flow and capital resources will be sufficient to pay our indebtedness. If our operating results, cash flow or capital resources prove inadequate we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. We also could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital. There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

     Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these activities can not be deferred for extended periods without adversely affecting our competitive position and financial performance.

     Our continued growth depends, in part, on our ability to maintain and expand our facilities and to engage in successful real estate development. To the extent that we are unable to do so with cash generated from operations, or through borrowed funds or additional equity investments, the growth and financial health of our business could be impaired.

     We also have significant future capital requirements with respect to the retirement of debt and other securities. For example, we must retire or refinance our senior credit facility in May 2004, our 12% senior subordinated notes (the "Senior Subordinated Notes") in July 2006 and our 11.0325%
convertible subordinated notes (the "Junior Subordinated Notes") in July 2007 and we must redeem our preferred stock, such as our 10 1/2% mandatorily redeemable preferred stock (the "Series A Preferred Stock") in November 2002 and our 12% Series C-1 convertible participating preferred stock (the "Series C-1 Preferred Stock") and our 15% Series C-2 preferred stock (the "Series C-2 Preferred Stock") in July 2007. There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock at their maturities. Failure to do so could have a material adverse effect on our business. See Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of such payments.

The effects of the September 11, 2001 events may have an adverse effect on tourism and availability of air travel and could decrease customer traffic to our resorts.

     Acts of terrorism, including the on-going effects of the September 11, 2001 terrorist attacks, on potential customers' propensity to travel to our resorts is unclear. If these events and the continued economic slowdown were to depress the public's propensity to take travel vacations, it could have an adverse effect on our results of operations. Our Steamboat resort in particular is dependent on customers arriving via air transportation, and any significant disruption in the public's willingness to travel by air or the supply of airplane seats could adversely impact financial results of that resort.

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

     Ski resort operations are highly seasonal. Over the last five fiscal years, we have realized an average of approximately 88% of our resort revenues and over 100% of resort EBITDA and net income during the period from November through April, and a significant portion of Resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents Day vacation weeks. In addition, our resorts typically experience operating losses and negative cash flows for the period from May to October. During the six-month period from May to October 2000, for example, we had recurring operating losses aggregating $47.2 million and negative cash flow from operations aggregating $96.7 million. The negative cash flow from operations includes $44.0 million spent developing real estate for resale. There can be no assurance that we will be able to finance our capital requirements from external sources during this period.

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

     We lease a significant portion of the land underlying our ski resorts or use them pursuant to renewable permits or licenses. If any of these arrangements were terminated or not renewed on expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired. A substantial portion of the skiable terrain at our Attitash Bear Peak, Mount Snow, Steamboat and Heavenly ski resorts is federal land that is used under the terms of permits with the United States Forest Service. The permits give the United States Forest Service the right to review and comment on the location, design and construction of improvements in the permit area and on certain other operational matters. The permits can also be terminated or modified by the United States Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits. A termination or modification of any of our permits could have a material adverse affect on our results of operations.

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

     Our success depends to a significant extent upon the performance and continued service of various key management and operational personnel. The loss of the services of these key personnel could have a material adverse effect on our business and operations.

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

     Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements. These improvements are capital intensive and a lack of available funds for capital expenditures could have a material adverse effect on our ability to implement our operating strategy. We conduct, and intend to continue to conduct, real estate development through special purpose subsidiaries and to finance such activities through non-recourse debt. We intend to finance capital improvements through internally generated funds, non-recourse financing and proceeds from the offering of debt and equity. There can be no assurance that sufficient funds will be available to fund these capital improvements or real estate development or that these capital improvements will attract additional skiers or generate additional revenues.

Control of our company by principal stockholders.

     As a result of a stockholders' agreement and the terms of the preferred stock held by Oak Hill, Leslie B. Otten, the holder of all of the 14,760,530 shares of our class A common stock ("Mr. Otten"), and Oak Hill control a majority of our board of directors. Mr. Otten and Oak Hill may have interests different from those that hold our common stock.



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

                                     PART II

                                     Item 5
 Market for the Registrant's Common Equity and Related Security Holder Matters.

     Our common stock is traded on the New York Stock Exchange under the symbol "SKI". Our class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock. As of November 12, 2001, 31,718,123 shares of our common stock were issued and outstanding, of which 14,760,530 shares were class A common stock held by one holder and 16,957,593 shares of common stock held by approximately 9,000 holders.

     The following table lists, for the fiscal quarters indicated, the range of high and low intra-day sale prices of our common stock as reported on the NYSE Composite Tape.

                   American Skiing Company Common Stock (SKI)

                          Fiscal 2001              Fiscal 2000
                          -----------              -----------
                         High      Low            High      Low
     1st Quarter        $ 2.50  $ 1.88          $  4.69  $ 3.63
     2nd Quarter        $ 2.94  $ 1.19          $  5.06  $ 2.31
     3rd Quarter        $ 1.90  $ 1.06          $  2.88  $ 1.75
     4th Quarter        $ 1.50  $ 0.65          $  2.94  $ 1.63

Market Information

     We have not declared or paid any cash dividends on our capital stock. We intend to retain earnings, to the extent that there are any, to reduce our debt and to support our capital improvement and growth strategies. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion. Each of the indenture governing our Senior Subordinated Notes, the indenture governing our Junior Subordinated Notes, our $165 million senior credit facility with FleetBoston, N.A. and the terms or our Series A Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests. See
Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                     Item 6
                             Selected Financial Data

     The following selected historical financial data has been derived from our financial statements as audited by Arthur Andersen LLP, independent public accountants as of and for the fiscal years ended July 25, 1999, July 30, 2000 and July 29, 2001, and data for the years ended July 27, 1997 and July 26, 1998 has been derived from our financial statements as audited by PricewaterhouseCoopers LLP, independent public accountants.



                                                                            Historical Year Ended (1)
                                             ---------------------------------------------------------------------------------------
                                             July 27, 1997      July 26, 1998      July 25, 1999     July 30, 2000     July 29, 2001
                                                (in thousands, except per share and per skier visit amounts)
   Consolidated Statement of Operations
   Data:
   Net revenues:
      Resort (2)                                  $163,310           $277,574           $292,558          $292,077          $328,705
      Real estate                                   10,721             60,992             24,492           132,063            96,864
                                             -------------      -------------      -------------     -------------     -------------
          Total net revenues                       174,031            338,566            317,050           424,140           425,569

   Operating expenses:
      Resort                                       107,230            171,246            198,231           203,902           224,719
      Real estate                                    8,950             43,554             26,808           123,837            93,422
      Marketing, general and administrative         25,173             40,058             51,434            49,405            52,296
      Non-recurring merger, restructuring
        and asset impairment charges (3)                 -                  -                  -                 -            76,045
      Stock compensation charge (4)                      -             14,254                  -                 -                 -
      Depreciation and amortization                 18,293             37,965             44,202            47,028            46,996
                                             -------------      -------------      -------------     -------------     -------------
          Total operating expenses                 159,646            307,077            320,675           424,172           493,478

   Loss before preferred stock dividends,
        extraordinary items and cumulative
        effect of accounting changes               (5,482)            (1,867)           (27,950)          (30,133)         (120,724)
   Accretion of discount and dividends
        accrued on mandatorily redeemable
        preferred stock                                444              5,346              4,372            20,994            23,357
                                             -------------      -------------      -------------     -------------     -------------
   Net loss from continuing operations
       available to common shareholders           ($5,926)           ($7,213)          ($32,322)         ($51,127)        ($144,081)
                                             =============      =============      =============     =============     =============
   Diluted net loss from continuing
       operations per share available to
       common shareholders                         ($6.06)            ($0.28)            ($1.07)           ($1.69)           ($4.72)
                                             =============      =============      =============     =============     =============

   Balance Sheet Data:
   Total assets                                   $337,340           $780,899           $907,502          $926,778          $796,225
   Long term debt and redeemable preferred
       stock, including current maturities         253,151            422,684            546,297           636,700           637,619
   Common shareholders' equity                      15,101            268,204            236,655           185,497            44,826

   Other Data:
   Skier visits (000's)(5)                           3,025              5,319              5,089             5,006             5,278
   Season pass holders (000's)                        30.9               44.1               44.2              47.3              49.1
   Resort revenues per skier visit                  $53.99             $52.19             $57.48            $58.34            $62.28
   Resort EBITDA(6)(8)                             $30,907            $66,270            $42,893           $38,770           $51,690
   Real estate EBITDA(7)(8)                         $1,771            $17,438           ($2,316)            $8,226            $3,442

 (1) The historical results of the Company reflect the results of Pico Mountain since its acquisition in November 1996, the results of operations of The Canyons resort since its acquisition in July 1997 and the results of operations of the Steamboat and Heavenly resorts since their acquisition in November 1997.

(2) Resort revenues represents all revenues excluding revenues generated by the sale of real estate interests.



(3) During Fiscal 2001, we recognized the following non-recurring charges: a $52.0 million asset impairment charge related to the assets at our Steamboat resort that are classified as assets held for sale as of July 29, 2001; a $15.1 million asset impairment charge related to the assets at our Sugarbush resort that are classified as assets held for sale as of July 29, 2001; a $3.6 million charge related to our terminated merger with Meristar Hotels and Resorts, Inc; $4.1 million in employee separation, legal and financial consulting charges related to our strategic restructuring plan; and a $1.3 million write-down to net realizeable value in the fourth quarter of fiscal 2001 on the remaining units at the Attitash Grand Summit Hotel.

(4) In the first quarter of fiscal 1998, the Company granted to certain executive officers and other employees fully vested options to purchase 511,530 shares of Common Stock at an exercise price of $2.00 per share. The Company also agreed to pay certain tax liabilities which the recipients of the options expect to incur upon exercise of the options. Because the $2.00 per share exercise price was below the fair market value of a share of Common Stock on the date of grant, the Company recognized a one-time compensation charge of $14.3 million in fiscal 1998.

(5) For the purposes of estimating skier visits, the Company assumes that a season pass holder visits the Company's resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

(6) Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense.

(7) Real Estate EBITDA represents revenues from real estate sales less cost of real estate sold, including selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

(8) Resort and Real Estate EBITDA are not measurements calculated in accordance with GAAP and should not be considered as alternatives to operating or net income as an indicator of operating performance, cash flows as a measure of liquidity or any other GAAP determined measurement. Certain items excluded from Resort and/or Real Estate EBITDA, such as depreciation, amortization and non-cash charges for stock compensation awards and asset impairments are significant components in understanding and assessing the Company's financial performance. Other companies may define Resort and Real Estate EBITDA differently, and as a result, such measures may not be comparable to the Company's Resort and Real Estate EBITDA. The Company has included information concerning Resort and Real Estate EBITDA because management believes they are indicative measures of the Company's liquidity and financial position, and are generally used by investors to evaluate companies in the resort industry.



                                     Item 7
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

     Certain statements under the heading Part I, Item 1 & Item 2 - "Business and Properties", this heading Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of the September 11th attacks); inability to complete our restructuring plan; failure to effectively manage growth, business and financial condition; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we filed with the SEC. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Securities Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General
     The following is our discussion and analysis of financial condition and results of operations for the fiscal year ended July 29, 2001. As you read the material below, we urge you to carefully consider our consolidated financial statements and related notes contained elsewhere in this report.

Restructuring Plan. On May 30, 2001, we announced a comprehensive strategic plan to improve our capital structure and enhance future operating performance. The plan includes the following key components:

     o A comprehensive financial restructuring package, including amendments to our senior credit facilities and a new capital infusion to enhance financial flexibility.
     o Intent to sell Steamboat to reduce our debt.
     o Operational cost savings and improved financial performance through reorganization and staff reduction and performance enhancement programs of approximately $5 million.
     o Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

     We have completed several aspects of this plan to date, including the restructuring of three of our major credit agreements, an additional capital infusion by Oak Hill, and the implementation of a staff reorganization plan to improve operational efficiencies. The ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan elements, including obtaining a $14 million capital lease for equipment related to the Heavenly gondola as required by our senior credit facility and the sale of Steamboat to reduce leverage. The tragic events of September 11th have delayed the completion of these two key plan elements, however, despite these events, we have made progress on the execution of these elements. We have recently entered into a non-binding letter of intent to sell Steamboat and we are continuing negotiations with other potential buyers. In addition, we have a commitment for the required capital lease and expect to close that transaction by late November or early December 2001. Although we are confident that the sale of Steamboat can be completed by the end of calendar 2001 and that the $14 million capital lease can be obtained by early December 2001, there can be no assurance that we will be able to fully implement all elements of the foregoing strategic plan. The failure to fully implement each of these elements may have significant adverse effects on our future operating performance and results. For a more detailed discussion, see "Resort Liquidity" below.

     We have retained Credit Suisse First Boston and Main Street Advisors to assist with marketing Steamboat, the sale of which is anticipated to close prior to the end of calendar 2001. We are currently negotiating terms with a small group of potential purchasers, including the party with whom we have entered into a non-binding letter of intent and are currently negotiating a purchase and sales agreement.

     As part of our effort to implement the operational cost savings element of our restructuring plan, we have converted 160 full-time year-round positions to seasonal positions in order to better match our operating cycle. In addition, we have eliminated approximately 70 full time year-round positions. Prior to this operational reorganization, we had approximately 1,600 full time, year-round resort operations positions. At peak employment during the 2000-01 ski season, we employed approximately 11,700 people for our resort operations. We have commenced this operational reorganization in order to provide us with greater flexibility in our cost structure and respond more appropriately to the seasonal nature of our business. We estimate that these measures, along with other organizational changes, cost reduction initiatives, and performance enhancement measures should result in approximately $5 million of annual financial benefits. Early benefits from these steps were realized during the fourth quarter of fiscal 2001 and are expected to be more fully realized during the 2002 fiscal year.

Recapitalization: On July 15, 2001, we entered into a securities purchase agreement with Oak Hill. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

     o We issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into our shares of series D participating preferred stock (the "Series D Preferred Stock"). These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of our real estate subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties") by way of the purchase of certain real estate assets by us from Resort Properties;

     o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;


     o Oak Hill agreed to provide a guarantee for a $14 million equipment lease for the Heavenly gondola. As described above, we are currently negotiating the terms of this lease, which are expected to include a 5 to 7 year term and other market terms. We will use commercially reasonable efforts to negotiate a provision in the lease allowing for the release of the guarantee upon a material improvement in our credit quality;

     o Oak Hill purchased one million of our shares of common stock for an aggregate purchase price of $1 million;

     o Oak Hill agreed to cancel an agreement to provide it with warrants for 6 million shares of our common stock or 15% of the common stock of Resort Properties.

     In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

     o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to six directors;

     o We issued to Oak Hill two new series of Preferred Stock; (i) $40 million of Series C-1 Preferred Stock, and (ii) $139.5 million of Series C-2 Preferred Stock. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively. At our option, we can either pay the dividends in cash or accrue the dividends in additional shares. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of Series C-1 Preferred Stock and Series C-2 Preferred Stock will mature in July, 2007;

     o At Oak Hill's option, and subject to the consent of the other lenders under the Resort Properties term facility, Tranche C of the Resort Properties term facility will be exchangeable in whole or in part into our indebtedness when permitted under the existing debt agreements.

Liquidity and Capital Resources

Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling our real estate development projects, funding our fiscal 2002 capital improvement program and servicing our debt. Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources. Other than the proceeds from the recapitalization described above, our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Other than the proceeds from the recapitalization described above, real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate term facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These real estate facilities are without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of American Skiing Company Resort Properties Inc., or Resort Properties, and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., or Grand Summit, our primary hotel development subsidiary. As of July 29, 2001, the book value of the total assets that collateralized these facilities and which are included in the accompanying consolidated balance sheet was approximately $234.1 million.

     Resort Liquidity. We maintain a $165 million senior credit facility with Fleet National Bank, as agent, and certain other lenders. This facility consists of a $100 million revolving portion and a $65 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004 and the term portion matures on May 31, 2006. On July 12, 2001, we created an additional credit advance under the existing revolving portion of the facility for the purpose of funding the July 15, 2001 interest payment on our Senior Subordinated Notes. As described below, we permanently reduced the term portion by $2.2 million and the availability of the revolving portion of the facility by $3.3 million in conjunction with our sale of Sugarbush. On November 7, 2001, the outstanding amount of the term loan was $61.6 million. As of November 9, 2001, we have drawn or committed for letters of credit approximately $91.3 million of the total $96.7 million available under the revolving portion of our senior credit facility. We expect to maximize borrowings under the senior credit facility sometime in November 2001, consistent with our historical experience when we have had little, if any, borrowing availability under the senior credit facility.

     As a result of the September 11th events, we have been unable to complete the remaining elements of our strategic plan, including obtaining the $14 million Heavenly gondola capital lease and selling Steamboat to reduce our leverage. This delay has resulted in a very constrained liquidity position as we approach the ski season. The provisions of our credit agreements and the indenture governing our Senior Subordinated Notes significantly restrict our ability to raise additional capital or incur additional indebtedness. Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business prior to reaching our historical cash flow positive season or completing the Heavenly gondola capital lease transaction could cause us to exhaust our cash availability. There can be no assurance that we will reach our cash flow positive season or complete the Heavenly gondola lease transaction before our cash availability is exhausted. The failure to complete the Heavenly gondola capital lease in a timely manner could have a material adverse effect on our results of operation or financial condition.

     We anticipate that we will be able to complete the sale of Steamboat by the end of calendar 2001 and substantially reduce our leverage from the proceeds of the sale. Should we complete the Steamboat transaction, we presently anticipate that we will be able to meet the financial covenants of the amended senior credit facility for the foreseeable future. In the event that we are unable to complete the Steamboat sale or make the optional prepayment (described below) by the end of calendar 2001, we presently anticipate that under normal operating circumstances, we will still be able to meet the financial covenants of the senior credit facility through the end of fiscal 2002, at which time we will be required to renegotiate the financial covenants. There can be no assurance, however, that we will be able to meet these covenants for the remainder of fiscal 2002 if we do not complete the Steamboat sale. In November 2001, we entered into an amendment to the senior credit facility which allows us to raise an additional $7.2 million through a junior subordinating participating interest in certain revolving credit advances under the senior credit facility. This participating interest would be purchased by Oak Hill (who has provided a commitment for their participation) and the proceeds would be used to make the January 2002 interest payment on the Senior Subordinated Notes. This new advance will bear inerest at a fixed rate of 17.5% and would be repaid first by any proceeds from the sale of Steamboat. In the event that we do not sell Steamboat, this junior participating interest in the revolver would only be repaid after all existing revolving credit advances are paid and the construction loan facility of Grand Summit. Furthermore, if we do not make the optional prepayment, the senior credit facility will only permit the January 2002 interest payment on the Senior Subordinated Notes to be made from the proceeds of a new issuance of equity or junior debt securities. Therefore, there can be no assurance that we will make the January 2002 interest payment under the Senior Subordinated Notes.

     If we are unable to complete the Heavenly gondola capital lease or the Steamboat sale or to obtain the necessary waivers to our indebtedness, we will be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of the senior credit facility, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

     On July 12, 2001 we entered into a second amendment to our senior credit facility, effective as of April 29, 2001, which, among other things, established a $90 million optional prepayment provision, created the $5.2 million additional credit advance described above, established monthly maximum revolving credit amounts, reduced the annual clean-down requirement, amended all of the required financial covenant ratios beginning with the fourth quarter of fiscal 2001 through the maturity of the facility, increased the interest rate on all term and revolving credit amounts outstanding and amended our maximum annual resort capital expenditure amounts. The amended terms of our senior credit facility are incorporated in the discussions that follow.

     The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. In addition, the senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the senior credit facility) during any period in which the excess cash flow leverage ratio exceeds 3.50 to 1. We also have the option to make a prepayment of at least $90 million on or before December 24, 2001 using the net proceeds from an issuance of equity securities or the sale of a single asset (or a series of related assets). $50 million of the optional prepayment shall be used to repay existing revolving credit advances, with the remainder to be applied to the term facility. We anticipate that we will make the optional prepayment using the net proceeds from our expected sale of Steamboat, for which we have entered into a non-binding letter of intent with a potential purchaser.

     The interest rate on all term and revolving credit amounts outstanding (excluding the $5.2 million additional credit advance) is equal to the Fleet National Bank Base Rate plus 3.0%, until such time that we make the optional prepayment. Should we make the optional prepayment, the interest rates will be reset to a new pricing grid under which the rates for both the term and revolving facilities will vary, based on our leverage ratios, from a minimum of the Fleet National Bank Base Rate plus 1.25% or LIBOR plus 2.50% to a maximum of the Fleet National Bank Base Rate plus 2.25% or LIBOR plus 3.75%. Should we fail to make the optional prepayment, the interest rates on both the revolving and term facilities will increase incrementally to the Fleet National Bank Base Rate plus 4.25%. The additional credit advance of $5.2 million bears interest at a fixed rate of 12%.

     The maximum availability of the revolving portion of the senior credit facility varies between $20.5 million and $98.5 million following a schedule we negotiated with our lenders. The revolving portion of the facility is also subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $20 million (which amount shall be reduced to $5 million if we make the optional prepayment described above). On April 30, 2001, we successfully completed our 30-day clean-down requirement for the current year.

     The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The senior credit facility also places an annual maximum level of non-real estate capital expenditures, exclusive of amounts expended on the Heavenly gondola project. For fiscal 2001, we satisfied the maximum capital expenditure requirement, as our resort capital expenditures were $8.8 million for the year (excluding the Heavenly gondola). We are permitted to and expect to make additional capital expenditures of up to $30 million in connection with the completion of the Heavenly gondola in Lake Tahoe, Nevada. The Heavenly gondola became operational, and began transporting skiers in December 2000. As of October 1, 2001, we have expended $23.1 million on the construction of the Heavenly gondola.

     The senior credit facility restricts our ability to pay dividends on our common stock. We are prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1. Based upon these and other restrictions, we do not expect to be able to pay cash dividends on our common stock, Series A preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock during fiscal 2002 or fiscal 2003.

     In July 2001, we paid $700,000 in fees in connection with the closing of the second amendment to our senior credit facility and the funding of the $5.2 million additional credit advance. An additional $1.6 million in fees are payable at the earlier of the date of the optional prepayment or December 27, 2001. Should we fail to consummate the optional prepayment, we will be obligated to pay up to an additional $4.4 million in amendment fees on a periodic basis through July 31, 2002. All of these contingent fees have been recorded on our balance sheet as deferred financing costs and will be amortized against income over the remaining life of the facility.

     On September 28, 2001, we closed on the sale of our Sugarbush ski resort in Warren, VT to Summit Ventures NE, Inc. The proceeds from this sale were used to reduce the revolving portion of our senior credit facility by $5.2 million, of which $3.3 million was a permanent reduction, and to permanently reduce the term portion by $2.2 million. In conjunction with this transaction, we also entered into a third amendment to our senior credit facility, dated as of September 10, 2001. This amendment, among other things, provides the consent of the lenders to sell the Sugarbush resort and it further reduces the maximum revolver availability amounts established in the second amendment to the facility by $1.5 million.

     Our high leverage significantly affects our liquidity. As a result of our leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the senior credit facility. Furthermore, our senior credit facility and the indenture governing our Senior Subordinated Notes each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

     Real Estate Liquidity. To fund working capital and fund its fiscal 2002 real estate development plan, Resort Properties relies on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million real estate credit facility and construction loans through special purpose subsidiaries. We have revised our real estate business plan and completed discussions with our senior lenders regarding near-term liquidity issues and implemented a package of restructuring initiatives designed to significantly improve the capital structure and liquidity of Resort Properties. As part of these restructuring initiatives, we amended our real estate credit facility in August 2001, which substantially reduced interest rates and extended amortization and maturity dates (discussed in detail below). We infused $12.5 million in proceeds from the Junior Subordinated Notes issued by us to Oak Hill on August 31, 2001 into Resort Properties by way of the sale of certain real estate assets from Resort Properties to us. $6.25 million of the proceeds were used to reduce debt under the Tranche A of Resort Properties' real estate credit facility with the remainder being retained to provide liquidity. We believe the restructuring of the real estate credit facility and the additional capital infusion both address our near-term real estate liquidity needs and enhance our ability to execute on the growth opportunities within our existing portfolio of real estate assets.

Real Estate Credit Facility: As amended, the Resort Properties real estate credit facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is now a revolving facility which, as of November 1, 2001, has a current maximum principal amount of $22 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears), a reduction in rate of approximately 6.50%. Availability was increased approximately $2.5 million before giving affect to reductions from the sale of certain assets. Mandatory principal payments on Tranche A of $3.75 million and $2.5 million each are payable on December 31, 2001 and January 31, 2002, respectively. Additional mandatory principal reductions will be required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. The remaining principal amount outstanding under Tranche A will be payable in full on June 30, 2003.

     o Tranche B is a term loan facility that has a maximum principal amount of $25 million, bears interest at a fixed rate of 18% per annum, reduced from 25%, (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually). Mandatory principal payments on Tranche B of $10 million are due on each of December 31, 2003 and June 30, 2004. The remaining $5 millio n in principal and all accrued and unpaid interest on Tranche B are due in full on December 31, 2004.

     o Tranche C is now a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. In July and August, 2001 Oak Hill funded $2.5 million of their remaining commitment to provide additional liquidity to Resort Properties. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

     As of November 1, 2001, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the second amended real estate facility were $19.0 million, $27.1 million, and $13.8 million, respectively.

     Security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit) collateralize the real estate credit facility. As of July 29, 2001, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $234.1 million.

Construction Loan Facility: We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility among Grand Summit and various lenders, including TFC Textron Financial, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. We have used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

     We have entered into a settlement memorandum with the general contractor for the Steamboat Grand Hotel project which resolved all pending claims between the parties and resulted in the removal of certain mechanics' liens. In connection with these settlements and our restructuring, we entered into amendments to the construction loan facility.

     As of November 1, 2001, the amount outstanding under the construction loan facility was $51.2 million and there was no availability remaining under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the facility, which is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $167.7 million as of July 29, 2001, which in turn comprise substantial assets of our business). In August 2001, we entered into amendments to our Textron construction loan and subordinated loan tranche facilities, which, among other things, reduced the effective interest rates and extended the maturity dates of these facilities. The maturity date for funds advanced under the Steamboat portion of the senior Textron facility is March 31, 2003 and the maturity date for funds advanced under the Canyons portion of the senior Textron facility is September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the senior Textron facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under the Canyons portion of the senior Textron facility is at Prime plus 2.5%, with a floor of 9.5%.

     The amended subordinated loan tranche facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of November 1, 2001, the amount outstanding under the subordinated loan tranche facility was $6.6 million and there was approximately $900,000 of availability remaining to fund completion of certain penthouse units at the Steamboat Grand Hotel.

     On October 17, 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. Pursuant to the terms of the option sale, Resort Properties received $4.1 million in cash proceeds on October 17, applied a $0.3 million previously received deposit and received the remaining $4.1 million from Marriott on January 15, 2001. Simultaneously with the closing of the sale of its option rights, our July 28, 1998 development agreement with Marriott was terminated. We believe that the termination of this agreement will allow Resort Properties to market more aggressively certain developmental real estate at its resorts to other potential timeshare investors.

     On May 11, 2001, we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to our Heavenly resort in South Lake Tahoe, CA, to Marriott Ownership Resorts, Inc. Pursuant to the terms of the sale, Resort Properties received $6.2 million in cash proceeds at closing on May 11, 2001 and will receive an additional $5.0 million payment from Marriott on January 15, 2002. In addition, Resort Properties will receive a contingent sales fee equal to 14% of the aggregate gross sales proceeds Marriott receives for its sales of the quartershare units in excess of $100 million up to $134 million. This contingent sales fee will be paid quarterly commencing on January 15, 2003 and at the end of each calendar quarter thereafter for as long as such payments are due.

     Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the redemption of our Series A Preferred Stock on November 15, 2002. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size.

     For our 2002 and 2003 fiscal years, we anticipate our annual maintenance capital needs to be approximately $10 to $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

     We finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The amended senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 at $13.8 million. In addition, we are permitted to and expect to make additional capital expenditures of up to $30 million in connection with the completion of the Heavenly gondola in Lake Tahoe, Nevada. The Heavenly gondola became operational, and began transporting skiers in December 2000. As of October 1, 2001, we have expended $23.1 million on the construction of the Heavenly gondola. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

     Our business plan anticipates the rapid sale of remaining real estate inventory and the development of condominium hotels and townhouses, as well as associated retail and food and beverage outlets at our resorts. The timing and extent of these projects are subject to local and state permitting requirements which may be beyond our control, as well as our cash flow requirements and the availability of external capital. We undertake real estate development through our real estate development subsidiary, Resort Properties. Recourse on debt incurred to finance this real estate development is limited to Resort Properties and its subsidiaries, which include Grand Summit. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of July 29, 2001, the total assets collateralizing the real estate facilities, included in the accompanying consolidated balance sheet, totaled approximately $234.1 million. The real estate credit facility and the construction loan facility currently fund Resort Properties' seven existing development projects.

     We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although we expect this financing to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by the real estate projects being financed, which may constitute significant assets to us. We must generate required equity contributions for these projects before undertaking them, and the projects are subject to mandatory pre-sale requirements under the real estate credit facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets (to the extent not applied to the repayment of indebtedness), and the possible sale of equity or debt interests in Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them.

     We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of $54.1 million as of July 29, 2001. The Series A Preferred Stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. We do not expect to redeem the Series A Preferred Stock prior to its final maturity. On November 15, 2002, we will be required to redeem the Series A Preferred Stock at a redemption price of approximately $62 million. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

                      Results of Operations of the Company

                 Fiscal Year Ended July 29, 2001 ("Fiscal 2001")
             Versus Fiscal Year Ended July 30, 2000 ("Fiscal 2000")

Resort Operations:
     The components of resort operations for the fiscal years ended July 29, 2001 and July 30, 2000 are as follows:

   -----------------------------------------------------------------------------
                           Year Ended     Year Ended    Increase/(Decrease)
                          July 29, 2001  July 30, 2000  Dollar           Percent
   -----------------------------------------------------------------------------
                           (in millions, except skier visit and per skier
                                          visit amounts)
   Revenue category:
   Lift Tickets           $       146.3  $       131.3  $    15.0          11.4%
   Food and beverage               44.5           40.0        4.5          11.1%
   Retail sales                    42.1           38.3        3.8          10.0%
   Lodging and property            41.5           32.7        8.8          26.8%
   Skier development               28.0           24.8        3.2          12.6%
   Golf, summer activities
     and other                     26.3           25.0        1.3           5.9%
                          -------------  -------------  ---------      ---------
   Total resort revenues  $       328.7  $       292.1  $    36.6          12.5%

   Cost of resort
     operations           $       224.7  $       203.9  $    20.8          10.2%
   Marketing, general and
     administrative                52.3           49.4        2.9           5.9%
   Non-recurring merger,
     restructuring and
     asset impairment
     charges                       71.3              -       71.3            n/a
   Depreciation and
     amortization                  44.2           45.8      (1.6)          -3.5%
   Interest expense                25.8           24.4        1.4           5.7%
                          -------------  -------------  ---------      ---------
   Total resort expenses  $       418.3  $       323.5  $    94.8          29.3%
                          -------------  -------------  ---------      ---------

   Loss from resort
     operations           $      (89.6)  $      (31.4)  $  (58.2)         185.3%
                          -------------  -------------  ---------      ---------
   Loss from resort
     operations,
     excluding
     non-recurring
     merger,
     restructuring and
     asset impairment
     charges              $      (18.3)  $      (31.4)  $    13.1         -41.8%
                          -------------  -------------  ---------      ---------


    Total Skier Visits
     (000's)                      5,278          5,006        272           5.4%
    Total resort revenue
     per skier visit      $        62.3  $        58.3  $     3.9           6.7%
    ----------------------------------------------------------------------------

     The 2000-2001 ski season saw a return to more normal levels of snowfall in the eastern United States, compared to the well below normal amounts in the prior two seasons. However, natural snowfall totals in the west this season were below normal levels. As a result of the good ski conditions, natural snow in key market areas, and generally good weather, and not withstanding a softening economy, our eastern resorts performed substantially better than last year as skier visits increased 10% over the 1999-2000 season. The weakening economy and its direct effect on destination vacations seriously impacted demand at our western resorts, which are more heavily reliant on destination visits. The lack of natural snowfall in the west this season also had a negative impact on our western resorts. The continued expansion of The Canyons in Park City, Utah helped to negate some of the negative trends in the west, as total skier visits were down only 1% at our western resorts despite the softening economy and the lack of snowfall. Over our entire resort network, total skier visits were up more than 5% over the 1999-2000 ski season.

     Revenues from all of our ski-related lines of business were up between 10% and 13% over the prior year, with the exception of lodging revenues which were up 27%. These increases resulted from the combination of a 5.4% increase in skier visits and also a 6.7% increase in revenue per skier visit, which means that not only did we attract more people to our resorts this year, but these visitors also spent more money while they were there. The large increase in lodging services revenues was mainly generated from the new Steamboat Grand Hotel, which opened in Fiscal 2001, and a full season of operation of the two hotels at The Canyons, which opened in the middle of the prior fiscal year. Together, these hotels generated a combined $6.7 million increase in lodging revenues over the prior year. Profitability at the new Steamboat Grand Hotel was hampered, however, by its late opening and normal pre-opening expenses.

     Excluding non-recurring merger, restructuring and asset impairment charges of $71.3 million, our Resort segment produced an $18.3 million operating loss in Fiscal 2001, compared to a $31.4 million operating loss in Fiscal 2000. This $13.1 million decrease in the recurring operating loss is derived primarily from a $12.9 million increase in recurring resort earnings before interest, taxes and depreciation, or EBITDA, exclusive of the non-recurring merger, restructuring and asset impairment charges. This increase in recurring resort EBITDA is derived from the net effect of:
          (i)   $36.6 million increase in resort revenues,
          (ii)  $20.8 million increase in resort operating expenses, and
          (iii) $2.9 million increase in marketing, general and administrative expenses.

     This $12.9 million increase in recurring resort EBITDA is a function of both the increased revenues from skier visits described above and a higher EBITDA margin on those revenues (16% in Fiscal 2001 vs. 13% in Fiscal 2000).

     The $71.3 million non-recurring merger, restructuring and asset impairment charge related to our resort operations includes:
          (i) $50.0 million valuation allowance to record the estimated fair value of net assets held for sale in conjunction with the non-binding letter of intent we entered into for the sale of Steamboat;
          (ii) $14.0 million allowance for loss on the sale of assets at Sugarbush resulting from the agreement we entered into subsequent to the end of Fiscal 2001 to sell Sugarbush to Summit Ventures, Inc.;
          (iii) $3.6 million charge representing costs we incurred in connection with the terminated merger with Meristar Hotels and Resorts; and
          (iv) $3.7 million in employee severance and restructuring charges relating to our reorganization efforts.

     Recent Trends: The full impact of the September 11th attacks on our business has not yet been fully determined and will be difficult to assess for some time. We do however have some positive indicators for the upcoming ski season. Through November 11, 2001, our season pass sales are tracking about 12% ahead of last year system-wide, 13% in the east and 8% in the west.

     The events of September 11th lead to a sharp drop in call volume and reservation activity immediately following the attacks. Although still lower than last year, we have seen a resurgence in call volume over the last several weeks. Reservations are down about 8% across our entire network, however, reservations in the east are tracking 8% higher year-over-year. Reservations in the west have been weaker as the resorts are largely dependent on destination visitors. Overall, reservations in the west are off about 21% from last year.

Real Estate Operations:
     Real estate revenues decreased by $35.2 million in Fiscal 2001, compared to Fiscal 2000, from $132.1 million to $96.9 million. Detail of real estate revenues by project (in thousands) is as follows:

     ---------------------------------------------------------------------------
                              Year ended        Year ended         Increase/
                             July 29, 2001     July 30, 2000       (Decrease)
     ---------------------------------------------------------------------------
     Steamboat Grand Hotel     $    37,507       $         -        $     37,507
     Canyons Grand Summit           21,722            59,420            (37,698)
     Sundial Lodge                   1,646            40,975            (39,329)
     Eastern properties             12,446            20,883             (8,437)
     Land sales                     22,210             9,341              12,869
     Other revenues                  1,333             1,444               (111)
                              ------------       -----------        ------------
     Total                     $    96,864       $   132,063        $   (35,199)
     ---------------------------------------------------------------------------


     Steamboat Grand: During Fiscal 2001, we commenced delivery of quartershare units in the new Steamboat Grand Hotel, adjacent to Steamboat in Colorado. We realized $37.5 million in revenues from closings of units for the year. During our fourth quarter, disputes with the general contractor resulted in mechanics liens being placed on the Steamboat Grand Hotel, which caused a temporary halt in unit closings beginning in early May, 2001. We have been able to negotiate a settlement with the general contractor that became effective subsequent to the end of Fiscal 2001. This settlement will allow us to complete construction on the remaining units of the hotel, including several luxury penthouse units. The settlement also lead to the removal of all mechanics liens against the project, which clears the way for us to begin closing on approximately $5 million in unclosed sales at this project.

     The Canyons: Both the Sundial Lodge and the Grand Summit Hotel at The Canyons in Park City, Utah were completed during Fiscal 2000. We realized a combined $100.4 million in revenues from unit closings at these two projects that year, which was mainly due to the high level of pre-sales each project experienced. During Fiscal 2001, we realized $21.7 million in ongoing sales of quartershare units at The Canyons Grand Summit Hotel, and $1.6 million from remaining units at the Sundial Lodge. As of the end of Fiscal 2001, the Sundial Lodge was 99% sold and the Grand Summit at The Canyons was 70% sold.

     Eastern Properties: Revenues from sales at our eastern properties in Fiscal 2001 were down $8.8 million from Fiscal 2000 as our projects at Killington and Sunday River approached sell-out. Both the Jordan Grand and Killington projects are virtually sold-out, with only a minor amount of non-standard units remaining. The Mount Snow project continues to sell as we realized $6.1 million in revenue from unit sales in Fiscal 2001. As of July 29, 2001, 90% of the units at Mount Snow have been sold. The Grand Summit at Attitash has realized slower absorption in the market and 40% of the units remained unsold as of the end of the year. We have recently instituted programs to bring about a complete sell-out of the units during Fiscal 2002. One of these programs was an auction of Attitash units that we held on November 3, 2001, which resulted in the sale of 147 of the remaining 167 units. In addition to revenues from Grand Summit Hotel quartershare sales, we recognized $2.5 million of revenue in Fiscal 2001 from closings of the fully sold Locke Mountain Townhouse project at Sunday River.

     Land Sales: During Fiscal 2001, we realized revenue from the sale of three separate development parcels, as follows:

     (i) In August, 2000 we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc. for $8.5 million. Marriott has commenced construction on a fractional ownership hotel located immediately adjacent to our new gondola project. This hotel is expected to open in time for the 2002 / 2003 ski season;
     (ii) In May, 2001 we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to our Heavenly resort in South Lake Tahoe, CA, to Marriott Vacation Club International for $11.2 million (excluding future participation revenues of an estimated $4.8 million which we anticipate receiving in Fiscal 2003). Marriott has commenced construction on this hotel as well and expects it to open in November 2002; and
     (iii) In July, 2001 we sold a development parcel at Central Park Plaza in the vicinity of our Steamboat ski resort for $2.5 million.

     Our Real Estate segment generated a loss before income taxes of $31.1 million in Fiscal 2001, compared to a $4.5 million pre-tax real estate loss generated in Fiscal 2000. This $24.6 million increase in the pre-tax loss in Fiscal 2001 is primarily derived from the net effect of the following:

     (i)  $4.8 million decrease in recurring real estate EBITDA,

     (ii) $4.7 million in non-recurring restructuring and asset impairment charges

     (iii) $15.5 million increase in real estate interest expense, and

     (iv) $1.6 million increase in real estate depreciation.

     Real estate EBITDA, exclusive of restructuring and impairment charges, for Fiscal 2001 and Fiscal 2000 (in thousands) is detailed as follows:

     ---------------------------------------------------------------------------
                                Year ended      Year ended          Increase/
                               July 29, 2001   July 30, 2000        (Decrease)
     ---------------------------------------------------------------------------
     Canyons Grand Summit      $       3,714   $      12,707        $    (8,993)
     Sundial Lodge                       220           (836)               1,056
     Steamboat Grand Hotel             (951)               -               (951)
     Eastern properties                  588           3,301             (2,713)
     Land sales                        5,538           (563)               6,101
     General administration
       and other                     (5,667)         (6,384)                 717
                               -------------   -------------        ------------
     Total                     $       3,442   $       8,225       $     (4,783)
     ---------------------------------------------------------------------------

     Steamboat Grand Hotel: Construction cost overruns and the temporary halt in closings during the summer months both contributed to the negative EBITDA generated by this project in Fiscal 2001.

     Canyons Grand Summit: The $9.0 million reduction in EBITDA from quartershare closings at The Canyons Grand Summit is mainly due to the $37.7 million reduction in sales revenues compared to Fiscal 2000 when the hotel opened and we closed on a substantial amount of pre-sold contracts. Our EBITDA margin on sales decreased slightly in Fiscal 2001 to 17%, from 21% in Fiscal 2000, mainly due to an increase in sales and marketing costs related to this project in Fiscal 2001.

     Eastern Properties: The $2.8 million decrease in EBITDA at our eastern properties was mainly due to the decrease in sales revenue in Fiscal 2001, as both the Jordan Grand and Killington projects have essentially reached total sell-out.

     Land Sales: In Fiscal 2001 we recognized a $7.3 million gain from the August 2000 sale of certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts. This gain was partially offset by EBITDA losses of $1.0 million from the sale of the Heavenly Grand Summit site and $0.8 million from the sale of a development parcel at Steamboat. The $1.0 million loss from the Heavenly Grand Summit site does not take into account approximately $4.8 million in participation revenues that we expect to receive in Fiscal 2003 when Marriott Ownership Resorts commences delivery of completed units.

     The $4.7 million non-recurring restructuring and asset impairment charge related to our real estate segment is comprised of:

     (i) $2.0 million asset impairment charge related to the intended sale of undeveloped land at Steamboat as part of the letter of intent we entered into to sell Steamboat;
     (ii) $1.3 million write-down to net realizeable value on the remaining units at the Attitash Grand Summit Hotel project;
     (iii) $1.1 million write-off of all remaining capitalized costs in connection with development of a Grand Summit Hotel at Sugarbush as a result of the sale of that resort; and
     (iv) $231,000 in restructuring charges in connection with our strategic restructuring and reorganization efforts.

     The $15.5 million increase in real estate interest expense was primarily due to a $13.2 million reduction in the amount of interest capitalized to construction projects in Fiscal 2001. During Fiscal 2000 we capitalized $15.3 million of interest costs as were still completing construction on our two hotels at The Canyons and one at Steamboat. In Fiscal 2001 we only capitalized $2.1 million of interest costs related to the final stages of construction on the Steamboat Grand.

     Recent Trends: Over the past several months, we have seen a reduction in sales volume and sales leads at our properties at Steamboat and The Canyons, below anticipated levels for this period. We believe that this is primarily the result of weakening economic conditions, which have impacted destination visits at both resorts. In addition, well publicized disputes with the contractor building the Steamboat Grand Hotel, coupled with concerns about our financial condition, have had an impact on sales and more importantly closings at this project. We remain cautiously optimistic about our ability to move a significant number of units at Steamboat and The Canyons this ski season. We are watching carefully the developing economic conditions and adjusting our real estate operations and plans accordingly. We do not currently have any new projects in sales or construction. We are in the development planning stage on several small projects.

     Benefit from income taxes decreased from $5.8 million in Fiscal 2000 to $0 this year. In conjunction with revisions to our strategic plan, we no longer expect to recognize any income tax expense or benefit in the foreseeable future.

     Cumulative effect of accounting changes of $2.5 million (net of $1.5 million tax provision) in Fiscal 2001 resulted from recording the fair value of non-hedging derivatives on our balance sheet in connection with our initial adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging
Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively, SFAS No. 133 as amended).

     The cumulative effect of accounting changes of $0.7 million (net of $0.4 million tax benefit) in Fiscal 2000 resulted from the write-off of certain capitalized start-up costs relating to our hotel and retail operations and the opening of the Canyons resort in fiscal 1998. The accounting change was due to our adoption of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs. Initial adoption of this SOP was reported as a cumulative effective of a change in accounting principles. Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications

     Extraordinary loss of $0.6 million (net of $0.4 million of tax benefits) in Fiscal 2000 resulted from the pro-rata write-off of certain existing deferred financing costs related to our senior credit facility. This write-off was due to the restructuring of the senior credit facility in connection with the permanent reduction in the availability of the revolving portion and the pay down of the term portion of the facility from the proceeds of the series B preferred stock issuance.

     Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $2.4 million, from $21.0 million for Fiscal 2000 to $23.4 million for Fiscal 2001. This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of Fiscal 2000. On August 31, 2001, the Series B Preferred Stock was stripped of all of its rights and preferences with the exception of the right to elect up to six directors. We issued to Oak Hill Series C-1 Preferred Stock with an initial face value of $40 million, accruing dividends at the rate of 12% per annum. We also issued to Oak Hill Series C-2 Preferred Stock, with an initial face value of $139.5 million, accruing dividends at the rate of 15% per annum. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference.

                 Fiscal Year Ended July 30, 2000 ("Fiscal 2000")
             Versus Fiscal Year Ended July 25, 1999 ("Fiscal 1999")

Resort Operations:
     The components of resort operations for the fiscal years ended July 30, 2000 and July 25, 1999 are as follows:

     ---------------------------------------------------------------------------
                            Actual Year    Actual Year
                               Ended          Ended         Increase/(Decrease)
                           July 30, 2000  July 25, 1999     Dollar      Percent
     ---------------------------------------------------------------------------

     Revenue category:
     Lift Tickets          $       131.3  $       134.5     $   (3.2)     (2.4%)
     Food and beverage              40.0           38.3           1.7       4.4%
     Retail sales                   38.3           41.5         (3.2)     (7.7%)
     Lodging and property           32.7           31.6           1.1       3.5%
     Skier development              24.8           24.2           0.6       2.5%
     Golf, summer
       activities and
       other                        25.0           22.5            2.5     11.1%
                           -------------  -------------     ----------  --------
    Total resort revenues  $       292.1  $       292.6    $     (0.5)      0.1%
                           -------------  -------------     ----------  --------

    Total Skier Visits             5,006          5,090           (84)    (1.7%)

    Cost of resort
      operations           $       203.9  $       198.2    $       5.7      2.9%
    Marketing, general and
      administrative                49.4           51.4          (2.0)    (3.9%)
    Depreciation and
      amortization                  45.8          43.22            2.6      6.0%
    ----------------------------------------------------------------------------

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

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. We believe the adoption of SFAS No. 141 will not have a material impact on our results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies with fiscal years beginning after March 15, 2001 and its first interim period financial statements have not been issued. We plan to early adopt the provisions of SFAS No. 142 and are evaluating the potential impairment loss. We currently anticipate recognizing a goodwill impairment charge of between $15 million and $20 million in the first quarter of fiscal 2002.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our results of operations or financial position and will adopt such standards on July 29, 2002, as required.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived  Assets  to  Be  Disposed  Of,"  and  the  accounting  and  reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating whether we will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

                                     Item 7A
           Quantitative and Qualitative Disclosures about Market Risk

     Our market risk sensitive instruments do not subject us to material market risk exposures, except for risks related to interest rate fluctuations. As of July 29, 2001, we had $219.3 million in floating rate long-term debt outstanding, including current portion. We currently do not have any interest rate swap agreements in place which would swap variable rate borrowings to fixed rate borrowings. Currently, all of our floating rate debt is indexed to the US Prime lending rate. Borrowings under our senior credit facility can be tied to the LIBOR 30 day rate, but only after we make the $90 million optional prepayment on that facility in December, 2001.

     The following sensitivity analysis expresses the potential impact on annual interest expense resulting from a hypothetical 100 basis point increase in the U.S. Prime lending rate on each of our floating rate debt instruments:


     ----------------------------------------------------------------------------------------
                                    Balance            Average
                                  Outstanding          Balance       Hypothetical   Effect on
                                     as of           Outstanding      Change in     Interest
     Variable Rate Debt          July 29, 2001       in FY 2001       Rate Index    Expense
     ----------------------------------------------------------------------------------------
     Senior credit facility      $     142,848       $   122,746            1.0%    $   1,227
     ASCRP Tranche A facility           27,000            28,735            1.0%          287
     ASCRP Textron facility             49,424            69,525            1.0%          695
                                 -------------       -----------     -----------   ----------
     Total variable rate debt    $     219,272       $   221,006            1.0%    $   2,210
     ----------------------------------------------------------------------------------------


     We believe that the potential effects of a 100-basis point increase in its floating rate debt instruments are not significant to our earnings and cash flow.

     We have also entered into a series of non-cancelable interest rate swap agreements in connection with our Senior Subordinated Notes, which are intended to defer a portion of the cash interest payments on the Notes into later years. The following table illustrates the key factors of each of these agreements:


------------------------------------------------------------------------------------------------------------------
                       February 9, 1998 - July 15, 2001                      July 16, 2001 - July 15, 2006
                   Notional         Company         Company            Notional         Company         Company
                    Amount           Pays          Receives             Amount           Pays           Receives
------------------------------------------------------------------------------------------------------------------
Agreement 1     $  120,000,000       9.01%       6-month LIBOR      $  127,500,000      9.01%       6-month LIBOR

Agreement 2     $  120,000,000    6-month LIBOR      12.00%         $  127,500,000   6-month LIBOR       7.40%
------------------------------------------------------------------------------------------------------------------


     As a result of entering into this interest rate swap arrangement, we have fixed the cash-pay rate on the Notes until their maturity in July 2006. From the period February 9, 1998 through July 15, 2001, this swap arrangement resulted in a net cash receipt to us of $1.8 million per settlement, corresponding with our interest payments on the Notes each January 15th and July 15th. Beginning with the January 15, 2002 payment date, we will now be in a net payment position under this swap arrangement of $1.0 million per settlement, due on January 15th and July 15th of each year through the maturity of the Notes in July 2006. The net effect of the swap agreements will result in a $2.1 million cash interest savings over the life of the agreements. These agreements are non-hedging swaps which are carried at their fair market value, with fluctuations recorded through interest expense, in accordance with SFAS No. 133.

                                     Item 8
                   Financial Statements and Supplementary Data

Selected Quarterly Operating Results

     The  following  table  presents  certain  unaudited   quarterly   financial
information for the eight quarters ended July 29, 2001. In the opinion of our management, this information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarters are not necessarily indicative of results for any future period.


                                                                         Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                         Oct.24, 1999  Jan.30, 2000  Apr.30, 2000  Jul.30, 2000  Oct.29, 2000  Jan.28, 2001 Apr.29, 2001 Jul.29,2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (in  thousands)
 Net revenues:
 Resort                  $     20,806  $    104,480  $    149,942  $     16,849  $     20,912  $    125,539 $    164,170 $    18,084
 Real estate                    2,549        22,147        73,153        34,214        27,216        30,725       15,404      23,519
                         ------------  ------------  ------------  ------------  ------------  ------------ ------------ -----------
 Total net revenues            23,355       126,627       223,095        51,063        48,128       156,264      179,574      41,603

 Operating expenses:
 Resort                        29,015        73,523        74,865        26,499        30,343        84,291       84,362      25,723
 Real estate                    3,284        22,486        63,450        34,617        23,578        26,216       16,516      27,112
 Marketing, general
   and administrative          10,753        16,283        13,063         9,306        10,443        17,867       17,274       6,712
 Merger, restructuring
   and asset impairment
   charges                          -             -             -             -             -             -        3,593      72,452
 Depreciation and
   amortization                 3,202        20,924        19,076         3,826         4,002        19,955       18,300       4,739
                         ------------- ------------  ------------  ------------  ------------  ------------ ------------ -----------
 Total operating
   expenses                    46,254       133,216       170,454        74,248        68,366       148,329      140,045     136,738

 Income(loss) from
   Operations            $   (22,899)  $    (6,589)  $     52,641  $   (23,185)  $   (20,238)  $      7,935  $    39,529 $  (95,135)
------------------------------------------------------------------------------------------------------------------------------------

                                    PART III

     Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12 and 13) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 26, 2001.

                                     PART IV

                                     Item 14
         Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   Documents filed as part of this report:                               Page

1.    Index  to  financial  statements,   financial  statement  schedules,
      and supplementary data, filed as part of this report:

          Report of Independent Public Accountants...........................F-1

          Consolidated Balance Sheet.........................................F-2

          Consolidated Statement of Operations...............................F-3

          Consolidated Statement of Changes in Shareholders' Equity .........F-4

          Consolidated Statement of Cash Flows...............................F-5

          Notes to Consolidated Financial Statements.........................F-6

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

3.2 Certificate of Designation of 12% Series C-1 Convertible Participating Preferred Stock of the Company (incorporated by reference to Exhibit
          3.2 to the Company's Form 8K for the report date of September 4, 2001)

3.3 Certificate of Designation of 15% Series C-2 Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 8K for the report date of September 4, 2001)

3.4 Certificate of Designation of Series D Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.4 to the Company's Form 8K for the report date September 4, 2001)

3.5 Amended and Restated Bylaws of the Company Adopted July 10, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Form 8K for the report date of September 4, 2001)

3.6 Articles of Merger ASC East, Inc. and ASC West, Inc. into American Skiing Company dated October 5, 1999 with Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the report date of October 6, 1999).

3.7 Articles of Merger American Skiing Company into ASC Delaware, Inc. dated October 12, 1999 with Agreement and Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the report date of October 6, 1999).

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

4.3 Form of Indenture relating to 11.3025% Convertible Subordinated Notes Due 2007 dated as of August 31, 2001 (incorporated by reference to Exhibit 4.1 to the Company's Form 8K for the report date of September 4, 2001)

4.4       Specimen  Certificate for Class A Common Stock, $.01 par value, of the
          Company

4.5 Specimen Certificate for Series B Convertible Participating Preferred Stock, $.01 par value, of the Company

4.6 Specimen Certificates for Series C-1 Preferred Stock, $.01 par value, of the Company

4.7 Specimen Certificates for Series C-2 Preferred Stock, $.01 par value, of the Company

4.8 Specimen Certificates for Series D Preferred Stock, $.01 par value, of the Company

10.1 Indenture dated as of June 28, 1996 among ASC East, certain of its subsidiaries and United States Trust Company of New York, relating to Series A and Series B 12% Senior Subordinated Notes Due 2006 (incorporated by reference to Exhibit 4.1 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.2 First Supplemental Indenture dated as of November 12, 1997 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit
          10.3 to the Company's quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.3 Second Supplemental Indenture dated as of September 4, 1998 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit
          4.3 to the Company's Form 8K for the Report date of October 6, 1999).

10.4 Third Supplemental Indenture dated as of August 6, 1999 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit
          4.3 to the Company's Form 8K for the report date of October 6, 1999).

10.5 Fourth Supplemental Indenture dated as of October 6, 1999 among Supplemental Indenture dated as of November 12, 1997 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Form 8K for the report date of October 6, 1999).

10.6 Amended, Restated and Consolidated Credit Agreement dated as October 12, 1999, among the Company, certain Subsidiaries as Borrowers, the Lenders party thereto, and Fleet National Bank as Agent for the Lenders (incorporated by reference to Exhibit 10.11 to the Company's Form 10K for the report date of October 22, 1999).

10.7 First Amendment to Amended Restated and Consolidated Credit Agreement among Registrant, Fleet National Bank, as Agent, and certain other lenders party thereto, dated March 6, 2000 (Incorporated by reference from the Registrant's Form 10-Q for the report date March 14, 2000)

10.8 Second Amendment to the Amended, Restated and Consolidated Credit Agreement, dated as of April 29, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent. (Incorporated by reference from the Registrant's Form 8-K for the Report date July 16, 2001).

10.9 Amendment to Second Amendment to Amended, Restated and Consolidated Credit Agreement, dated as of October 15, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent

10.10 Third Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of September 10, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent


10.11 Second Amended and Restated Credit Agreement dated July 31, 2000 among American Skiing Company Resort Properties, Inc., Fleet National Bank, as Agent, and the other Lenders party thereto. (Incorporated by reference from the Registrant's Form 8K for the report date August 2,
          2000)

10.12 First Amendment to Second Amended and Restated Credit Agreement Among American Skiing Company Resort Properties, Inc. and Fleet National Bank, as agent for the Lenders dated August 20, 2001.

10.13 Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.14 First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended April 25, 1999)

10.15 Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999 (incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for the fiscal year ended July 25, 1999).

10.16 Third Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of January, 2000

10.17 Fourth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of September 15, 2000.

10.18 Fifth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 20, 2001

10.19 Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation. (Incorporated by reference from the Registrant's Form 10-K for the report date July 30, 2000)

10.20 First Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated August 20, 2001

10.21 Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.22 Preferred Stock Subscription Agreement dated July 9, 1999 between the Registrant and the Purchasers listed on Annex A thereto, including a form of Stockholders' Agreement, Voting Agreement and Certificate of Designation relating to the preferred stock to be issued (incorporated by reference to Exhibit 2.1 to the Company's Form 8K for the report date of July 9, 1999).

10.23 Stockholders' Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B. Otten and the Registrant (incorporated by reference to Exhibit 10.2 to the Company's Form 10K for the report date of October 22, 1999).

10.24 Amendment to Stockholders' Agreement dated July 31, 2000 among the Registrant, Oak Hill Capital Partners, L.P. and Leslie B. Otten. (Incorporated by reference from the Registrant's Form 8K for the report date July 31, 2000)

10.25 Securities Purchase Agreement dated July 31, 2000 among the Registrant, American Skiing Company Resort Properties, Inc. and Oak Hill Capital Partners, L.P. (Incorporated by reference from the Registrant's Form 8K for the report date July 31, 2000)

10.26 Securities Purchase Agreement dated as of July 15, 2001 among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership, and other entities identified in Annex A thereto. (Incorporated by reference from the Registrant's Form 8-K for the Report date July 16, 2001).

10.27 Amendment No. 1 to Securities Purchase Agreement among American Skiing Company, A Delaware corporation, Oak Hill Capital Partners, L.P., A Delaware Limited partnership dated August 22, 2001 (Incorporated by reference from the Registrant's Form 8-K for the Report date August 31, 2001)

10.28 Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.29 Purchase Agreement dated as of April 13, 1994, among Mt. Attitash Lift Corporation, certain of its shareholders and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.35 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.30 Stock Purchase Agreement dated August 17, 1994, between Sugarloaf Mountain Corporation and S-K-I Ltd. (incorporated by reference to
          Exhibit 10.36 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.31 Purchase and Sale Agreement dated as of August 30, 1996, among Waterville Valley Ski Area, Ltd., Cranmore, Inc., ASC East and Booth Creek Ski Acquisition Corp. (incorporated by reference to Exhibit
          10.61 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.32 Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.33 Purchase and Sale Agreement dated July 3, 1997, between Wolf Mountain Resorts, L.C., and ASC Utah (incorporated by reference to Exhibit
          10.74 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.34 Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.35 ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended July 26,
          1998).

10.36 Credit Support Annex to ISDA Master Agreement between BankBoston, N.A. and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.39 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.37 Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees (incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.38 Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit
          10.40 to the Company's annual report on Form 10-K for the year ended July 26, 1998).

10.39 $2,750,000 Subordinated Promissory Note dated November, 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc. and Mount Cranmore Ski Resort, Inc., to ASC East (incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.40 Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 Registration No. 333-33483).

10.41 Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.42 Form of Subordinated Debenture Due 2002 from L.B.O. Holding, Inc. to former shareholders of Mt. Attitash Lift Corporation (incorporated by reference to Exhibit 10.34 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.43 Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.44 Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.45 Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.46 Lease Agreement dated as of June 21, 1994, between the Town of Wilmington, Vermont and Mount Snow, Ltd. (incorporated by reference to
          Exhibit 10.46 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.47 Lease Agreement dated April 24, 1995, between Sargent, Inc. and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.47 to ASC East's Registration Statement on Form S-4, Registration No. 333-9763).

10.48 Amended and Restated Lease Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated November 16, 2000 (incorporated by reference to Exhibit 10.35 to American Skiing Company's Registration Statement on Form S-4, filed on January 9,
          2001).

10.49 Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.50 Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.51     Stock Option Plan  (incorporated  by reference to Exhibit 10.89 to the
          Company's   Registration  Statement  on  Form  S-1,  Registration  No.
          333-33483).

10.52 Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.53     Form  of   Non-Qualified   Stock   Option   Agreement   (Fully-Vested)
          (incorporated   by  reference  to  Exhibit   10.91  to  the  Company's
          Registration Statement on Form S-1, Registration No. 333-33483).

10.54     Form of Incentive Stock Option Agreement (incorporated by reference to
          Exhibit 10.92 to the Company's Registration Statement on Form S-1, Registration No. 333-33483).

10.55 Terms of Employment between the Registrant and Mark J. Miller dated October 7, 1999 (incorporated by reference to Exhibit 10.45 to the Company's annual report for Fiscal Year ended July 30, 2000)

10.56 Employment Agreement between the Registrant and William J. Fair dated May 17, 2000 (incorporated by reference to Exhibit 10.46 to the Company's annual report for Fiscal Year ended July 30, 2000)

10.57 Terms of Employment between the Registrant and Hernan Martinez dated April 28, 2000 (incorporated by reference to Exhibit 10.47 to the Company's annual report for Fiscal Year ended July 30, 2000)

10.58 The Canyons Resort Village Management Agreement dated as of November 15, 1999. (Incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 24, 1999)

10.59 Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (Incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 24, 1999)

21.1      Subsidiaries of the Company.

23.2      Consent of Arthur Andersen LLP



(b)       Reports filed on Form 8-K.

          The Company filed a report on Form 8-K on August 2, 2000, reporting the Real Estate Financing dated as of August 2, 2000.

          The Company filed a report on Form 8-K on December 11, 2000, reporting the Agreement and Plan of Merger dated as of December 8, 2000 between American Skiing Company, MeriStar Hotels and Resorts, Inc. and a wholly-owned subsidiary formed by American Skiing Company for purposes of the merger.

          The Company filed a report on Form 8-K on February 23, 2001, reporting an Amendment to the Agreement and Plan of Merger dated as of December 8, 2000 between American Skiing Company, MeriStar Hotels and Resorts, Inc. and a wholly-owned subsidiary formed by American Skiing Company for purposes of the merger.

          The Company filed a report on Form 8-K on March 23, 2001, reporting the termination of its Agreement and Plan of Merger dated December 8, 2000 with MeriStar Hotels and Resorts, Inc.

          The Company filed a report on Form 8-K on March 28, 2001, reporting the resignation of our chairman and chief executive officer, Leslie B. Otten, and the promotion of its chief operating officer, William Fair, to replace Mr. Otten as our chief executive officer, effective immediately.

          The Company filed a report on Form 8-K on July 16, 2001, reporting the Second Amendment to the Amended, Restated and Consolidated Credit Agreement between the Company and Fleet National Bank, N.A.

          The Company filed a report on Form 8-K on September 4, 2001, reporting that it had closed on the issuance of $12.5 million of its 11.3025% Convertible Subordinated Notes due 2007, $40 million of its Series C-1 Convertible Participating Preferred Stock and $138 million of its Series C-2 Preferred Stock to Oak Hill Capital Partners, L.P. and its affiliates.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this instrument to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bethel, State of Maine, on this 13th day of November, 2001.

                                           American Skiing Company


                                           By:  /s/ William J. Fair
                                           --------------------------------
                                           William J. Fair
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           By:  /s/ Mark J. Miller
                                           --------------------------------
                                           Mark J. Miller
                                           Senior Vice President, Chief
                                           Financial Officer
                                           (Principal Financial Officer)


                                           By: /s/ Christopher D. Livak
                                           --------------------------------
                                           Christopher D. Livak
                                           Vice President-Accounting
                                           (Principal Accounting Officer)


                                           By: /s/ Leslie B. Otten
                                           --------------------------------
                                           Leslie B. Otten
                                           Director


                                           By:
                                           --------------------------------
                                           Gordon M. Gillies, Director


                                           By:  /s/ David Hawkes
                                           --------------------------------
                                           David Hawkes, Director


                                           By:
                                           --------------------------------
                                           Bradford E. Bernstein, Director


                                           By:  /s/ Steven Gruber
                                           --------------------------------
                                           Steven Gruber, Director

                                           By:  /s/ J. Taylor Crandall
                                           --------------------------------
                                           J. Taylor Crandall, Director


                                           By:  /s/ William Janes
                                           --------------------------------
                                           William Janes, Director


                                           By:
                                           --------------------------------
                                           Paul Wachter, Director


                                           By:  /s/ Alexandra Hess
                                           --------------------------------
                                           Alexandra Hess, Director


                                           By:  /s/ Robert Branson
                                           --------------------------------
                                           Robert Branson, Director

                    Report of Independent Public Accountants


To American Skiing Company:

         We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 29, 2001 and July 30,
2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended July 29, 2001, July 30, 2000 and July 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Skiing Company and subsidiaries as of July 29, 2001 and July 30, 2000 and the results of its operations and its cash flows for the years ended July 29, 2001, July 30, 2000 and July 25, 1999 in conformity with accounting principles generally accepted in the United States.


                                                     //Arthur Andersen LLP//

Boston, MA
November 13, 2001


                             American Skiing Company
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                    July 30, 2000        July 29, 2001
Assets
Current assets
        Cash and cash equivalents                                      $    10,085          $    11,592
        Restricted cash                                                      7,424                1,372
        Accounts receivable                                                  8,176               13,825
        Inventory                                                           10,200                7,909
        Prepaid expenses                                                     8,092                5,286
        Assets held for sale (Note 19)                                           -               98,219
        Deferred income taxes                                                1,566                2,137
                                                                    ---------------     ----------------
              Total current assets                                          45,543              140,340

Property and equipment, net                                                534,078              440,594
Real estate developed for sale                                             222,660              137,478
Goodwill                                                                    75,003               23,518
Intangible assets                                                           22,055               10,685
Deferred financing costs                                                    10,844               16,707
Other assets                                                                16,595               26,903
                                                                    ---------------     ----------------
        Total assets                                                   $   926,778          $   796,225
                                                                    ===============     ================

Liabilities, Mandatorily Redeemable Preferred Stock and
Shareholders' Equity
Current liabilities
        Current portion of long-term debt                              $    58,508          $    74,776
        Current portion of subordinated notes and debentures                   525                  549
        Accounts payable and other current liabilities                      70,957               64,872
        Deposits and deferred revenue                                       15,930               11,779
                                                                    ---------------     ----------------
                     Total current liabilities                             145,920              151,976

Long-term debt, excluding current portion                                  249,841              211,362
Subordinated notes and debentures, excluding current portion               126,810              126,564
Other long-term liabilities                                                 17,494               34,992
Deferred income taxes                                                          200                2,137
                                                                    ---------------     ----------------
              Total liabilities                                            540,265              527,031

Mandatorily Redeemable 10 1/2% Series A Preferred Stock par value
        $1,000 per share; 40,000 shares authorized; 36,626 issued
        and outstanding; including cumulative dividends in arrears
        (redemption value of $48,706 at July 30, 2000 and $54,102
        at July 29, 2001)                                                   48,706               54,102

Mandatorily Redeemable 8 1/2% Series B Preferred Stock
        par value $1,000 per share; 150,000 shares authorized, issued and outstanding; including cumulative dividends in arrears (redemption
        value of $162,865 at July 30, 2000 and $178,016 at July 29, 2001)  152,310              170,266

Shareholders' Equity
        Common stock, Class A, par value $.01 per share; 15,000,000 shares authorized; 14,760,530 issued and outstanding at
              July 30, 2000 and July 29, 2001                                  148                  148
        Common stock, par value of $.01 per share; 100,000,000
        shares authorized; 15,708,633 and 15,957,593 issued and
        outstanding at July 30, 2000 and July 29, 2001, respectively           157                  160
        Additional paid-in capital                                         269,955              270,853
        Accumulated deficit                                                (84,763)            (226,335)
                                                                    ---------------     ----------------
                Total shareholders' equity                                 185,497               44,826
                                                                    ---------------     ----------------
                Total liabilities, mandatorily redeemable preferred
                        stock and shareholders' equity                 $   926,778          $   796,225
                                                                    ===============     ================



                             American Skiing Company
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                         Year Ended
                                                         July 25, 1999    July 30, 2000    July 29, 2001
                                                         ------------    -------------    -------------
Net revenues:
   Resort                                                $  292,558       $  292,077       $  328,705
   Real estate                                               24,492          132,063           96,864
                                                        ------------    -------------    -------------
      Total net revenues                                    317,050          424,140          425,569
                                                        ------------    -------------    -------------

Operating expenses:
   Resort                                                   198,231          203,902          224,719
   Real estate                                               26,808          123,837           93,422
   Marketing, general and administrative                     51,434           49,405           52,296
   Non-recurring merger, restructuring and asset
        impairment charges (Note 11)                              -                -           76,045
   Depreciation and amortization                             44,202           47,028           46,996
                                                        ------------    -------------    -------------
      Total operating expenses                              320,675          424,172          493,478
                                                        ------------    -------------    -------------

Loss from operations                                         (3,625)             (32)         (67,909)

Interest expense                                             39,382           35,906           52,815
                                                        ------------    -------------    -------------

Loss before benefit from income taxes                       (43,007)         (35,938)        (120,724)


Benefit from income taxes                                  (15,057)           (5,805)                -
                                                        ------------    -------------    -------------

Loss before extraordinary item and cumulative effect
   of accounting change                                    (27,950)          (30,133)        (120,724)

Extraordinary loss, (net of applicable taxes of $396)(Note 6)     -              621                -
Cumulative effect of accounting change  (net of
     applicable taxes of $449 and ($1,538),
     respectively) (Note 13)                                      -              704          (2,509)
                                                        ------------    -------------    -------------

Loss before preferred stock dividends                       (27,950)         (31,458)        (118,215)

Accretion of discount and dividends accrued on
      mandatorily redeemable preferred stock                  4,372           20,994           23,357
                                                        ------------    -------------    -------------

Net loss available to common shareholders                $  (32,322)      $  (52,452)     $  (141,572)
                                                        ============    =============    =============

Basic and diluted loss per share: (Note 3)
Loss before extraordinary items and cumulative effect
     of accounting change                                $   (1.07)       $   (1.69)       $   (4.72)
Extraordinary loss, net of taxes                                  -           (0.02)                -
Cumulative effect of accounting change, net of taxes              -           (0.02)             0.08
                                                        ------------    -------------    -------------
Net loss available to common shareholders                $   (1.07)       $   (1.73)       $   (4.64)
                                                        ============    =============    =============
Weighted average shares outstanding                         30,286            30,393           30,525
                                                        ============    =============    =============



                             American Skiing Company
           Consolidated Statements of Changes in Shareholders' Equity
                      (in thousands, except share amounts)
                                                                                                 Retained
                                                                                    Additional   Earnings/
                                       Class A                                       paid-in    (Accumulated
                                     Common stock              Common stock          capital       Deficit)       Total
                               ------------------------  ------------------------   ----------   ------------  -----------
                                  Shares      Amount       Shares      Amount
                               ------------  ----------  ------------  ----------


Balance at July 26, 1998        14,760,530     $   148    15,525,022     $   155     $ 267,890       $     11     $ 268,204
Exercise of Common Stock options         -           -         1,221           -             -              -             -
Issuance of Common Stock options         -           -             -           -           773              -           773
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -           -             -           -             -        (4,372)       (4,372)
Net loss                                 -           -             -           -             -       (27,950)      (27,950)
                               ------------  ----------  ------------  ----------  ------------  -------------  ------------
Balance at July 25, 1999        14,760,530     $   148    15,526,243     $   155     $ 268,663     $ (32,311)     $ 236,655
                               ============  ==========  ============  ==========  ============  =============  ============
Exercise of Common Stock options         -           -       182,390           2           363              -           365
Issuance of Common Stock options         -           -             -           -           929              -           929
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -           -             -           -             -       (20,994)      (20,994)
Net loss                                 -           -             -           -             -       (31,458)      (31,458)
                               ------------  ----------  ------------  ----------  ------------  -------------  ------------
Balance at July 30, 2000        14,760,530     $   148    15,708,633     $   157     $ 269,955     $ (84,763)     $ 185,497
                               ============  ==========  ============  ==========  ============  =============  ============
Exercise of Common Stock options         -           -       248,960           3           495              -           498
Issuance of Common Stock options         -           -             -           -           387              -           387
Other paid-in capital                    -           -             -           -            16              -            16
Accretion of discount and
  issuance costs and
  dividends accrued on
  mandatorily redeemable
  preferred stock                        -           -             -           -             -       (23,357)      (23,357)
Net loss                                 -           -             -           -             -      (118,215)     (118,215)
                               ------------  ----------  ------------  ----------  ------------  -------------  ------------
Balance at July 29, 2001        14,760,530     $   148    15,957,593     $   160     $ 270,853    $ (226,335)     $  44,826
                               ============  ==========  ============  ==========  ============  =============  ============




                             American Skiing Company
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                Year Ended
                                                            -------------------------------------------------
                                                              July 25, 1999      July 30, 2000    July 29, 2001
                                                              -------------      -------------   --------------
Cash flows from operating activities
Net loss                                                        $(27,950)       $   (31,458)    $   (118,215)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
     Depreciation and amortization                                44,202             47,028           46,996
     Discount on convertible debt                                    333                368              992
     Deferred income taxes                                       (15,517)            (7,155)           1,366
     Stock compensation charge                                       773                929              387
     Extraordinary loss                                                -              1,017                -
     Cumulative effect of accounting change                            -              1,153           (4,047)
     (Gain) loss from sale of assets, net                          2,426             (1,449)           66,746
     Decrease (increase) in assets:
          Restricted cash                                           (368)              (796)            6,052
          Accounts receivable                                      1,090             (1,702)          (7,539)
          Inventory                                                2,516                637              574
          Prepaid expenses                                        (1,600)            (3,098)            2,757
          Real estate developed for sale                        (125,331)           (43,406)           48,639
          Other assets                                            (5,000)             2,318          (3,941)
     Increase (decrease) in liabilities:
          Accounts payable and other current liabilities          33,579             (6,994)          (1,375)
          Deposits and deferred revenue                           10,635             (4,920)          (2,583)
          Other long-term liabilities                              2,977              3,637            7,767
                                                            -------------      -------------   --------------
Net cash (used in) provided by operating activities              (77,235)           (43,891)          44,576
                                                            -------------      -------------   --------------
Cash flows from investing activities
     Payments for purchases of businesses, net of cash
     acquired                                                          -               (345)            (171)
     Capital expenditures                                        (46,007)           (27,229)         (23,842)
     Long-term investments                                         1,222                  -                -
     Proceeds from sale of assets                                  7,198             10,175              623
     Other, net                                                      101                 (4)               -
                                                            -------------      -------------   --------------
Net cash used in investing activities                            (37,486)           (17,403)         (23,390)
                                                            -------------      -------------   --------------
Cash flows from financing activities
     Net borrowings (repayment) under Senior Credit
     Facility                                                      7,308            (82,448)          19,612
     Proceeds from long-term debt                                 20,145                139            5,200
     Proceeds from real estate debt                              115,909            139,026           28,658
     Repayment of long-term debt                                 (10,466)           (11,105)          (7,149)
     Repayment of real estate debt                               (23,088)          (113,353)         (60,787)
     Deferred financing costs                                     (1,438)            (4,604)          (7,721)
     Net proceeds from issuance of mandatorily redeemable
     securities                                                        -            136,186                -
     Payments on demand note                                         (16)            (1,830)                -
     Proceeds from issuance of warrants                                -                  -            2,000
     Proceeds from exercise of stock options                           -                365              498
     Other, net                                                        -                  -               10
                                                            -------------      -------------   --------------
Net cash provided by (used in) financing activities              108,354             62,376         (19,679)
                                                            -------------      -------------   --------------
Net (decrease) increase in cash and cash equivalents              (6,367)             1,082            1,507
Cash and cash equivalents, beginning of period                    15,370              9,003           10,085
                                                            -------------      -------------   --------------
Cash and cash equivalents, end of period                      $    9,003       $     10,085          $11,592
                                                            =============      =============   ==============


Supplemental disclosures of cash flow information
 Cash paid for interest                                         $ 41,295           $ 48,754         $ 54,385
 Cash refunded for income taxes                                       10                 60               37

 Supplemental schedule of noncash investing
 and financing activities
 Property acquired under capital leases                          $ 7,425             $    -           $    -
 Non-cash transfer of real estate developed for sale to
      property and equipment                                           -             27,758           26,904
 Notes payable issued for purchase of assets                       1,395                  -                -
 Accretion of discount and issuance costs and dividends
   accrued on Mandatorily redeemable preferred stock               4,372             20,994           23,357


American Skiing Company
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Business Environment and Management's Plans

Existing Situation

         American Skiing Company (ASC) and its subsidiaries (collectively, "the Company") have adopted a comprehensive plan designed to improve financial performance and address issues related to its high leverage.

Strategic Plan

         The Company has recently undertaken a number of initiatives to improve its financial condition and ongoing operations. The plan includes the following key components:

         o A comprehensive financial restructuring package, including amendments to our senior credit facilities and a new capital infusion to enhance financial flexibility.

         o Operational cost savings and improved financial performance through reorganization and staff reduction and performance enhancement programs of approximately $5 million.

         o Intent to sell Steamboat ski resort to reduce the debt of the company and make the optional prepayment allowed for under the second amendment to the senior credit facility.

         o Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

         Management has completed several aspects of this plan to date, including the restructuring of three of the Company's major credit agreements, an additional capital infusion by Oak Hill, and the implementation of a staff reorganization plan to improve operational efficiencies. The ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan elements, including obtaining a $14 million capital lease for equipment related to the Heavenly gondola as required by the Senior Credit Facility and the sale of Steamboat to reduce leverage. The tragic events of September 11th have delayed the completion of these two key plan elements, however, despite these events, management has made progress on the execution of these elements. Management has entered into a non-binding letter of intent with a potential buyer for Steamboat and continues to negotiate with other interested parties. In addition, management has received a commitment for the capital lease. Management is confident that the sale of Steamboat can be completed by the end of calendar 2001 and that the $14 million capital lease can be obtained by the end of November or early December 2001.

Actions in Progress

         On July 12, 2001 the Company entered into a Second Amendment to its Senior Credit Facility, effective as of April 29, 2001, which, among other things, amended the financial covenant ratios beginning in the fourth quarter of fiscal 2001, and set monthly maximum borrowing limitations on the revolving portion of the Senior Credit Facility. (See Note 6 - Senior Credit Facility).

         The Second Amendment to the Senior Credit Facility provides an incentive to the Company to make an optional prepayment of $90 million on or before December 24, 2001. If the Company makes the optional prepayment by December 24, 2001, it would avoid the following events:

         (i) incremental increases in the rate of interest on all outstanding borrowings under the facility, up to prime plus 4.25%;

         (ii) the payment of 2.0% default interest on all outstanding borrowings under the facility, retroactive to May 1, 2001;
         (iii) an additional $4.4 million in amendment fees payable periodically through July 31, 2002;
         (iv) requirement of the Company to raise an additional $7.2 million by December 31, 2001, through the issuance of equity securities or junior subordinated debt for the purpose of meeting the January 15, 2002 interest payment on its Senior Subordinated Notes, due 2006 (See Note 19 - Subsequent Events); and
         (v) requirement of the Company to renegotiate all of the financial covenants of the Senior Credit Facility on or before August 1, 2002.

         The Company has retained Credit Suisse First Boston and Main Street Advisors to assist with marketing the Steamboat Ski and Resort Corporation in Steamboat Springs, Colorado, the sale of which is anticipated to close prior to the end of calendar 2001. Management is currently negotiating terms with a small group of potential purchasers, including the party with whom the Company has entered into a non-binding letter of intent and is currently negotiating a purchase and sales agreement.

         In addition, as part of the financial restructuring, the Company has entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Also, the Company has completed amendments to it key real estate financing facilities (See Note 19 - Subsequent Events for details regarding this agreement).

         As part of its effort to implement the operational cost savings element of its plan, the Company has converted 160 full-time year-round positions to seasonal positions in order to better match its operating cycle. In addition, 70 full-time, year-round positions have been eliminated. Prior to this operational reorganization, the Company had approximately 1,600 full time, year-round resort operations positions. At peak employment during the 2000-01 ski season, the Company employed approximately 11,700 people for its resort operations. Management has commenced this operational reorganization in order to provide greater flexibility in its cost structure and respond more appropriately to the seasonal nature of its business. Management estimates that these measures, along with other organizational changes, cost reduction initiatives, and performance enhancement measures should result in approximately $5 million of annual financial benefits. Early benefits from these steps were realized during the fourth quarter of fiscal 2001, which were partially responsible for the Company achieving record performance on lower revenues for the quarter, and are expected to be more fully realized during the 2002 fiscal year.

         Further supporting the Company's strategy to reallocate resources to our highest growth opportunities and reducing debt, subsequent to the end of fiscal 2001 the Company entered into a purchase and sales agreement to sell substantially all of the operating assets of its Sugarbush ski resort in Warren, VT to Summit Ventures NE, Inc. This sale closed on September 28, 2001 and the proceeds from this sale were used by the Company to permanently pay down the revolving and term portions of its Senior Credit Facility, on a pro-rata basis, in accordance with the mandatory prepayment requirements of the facility (See
Note 19 - Subsequent Events).

         Management anticipates that the Company will be able to complete the sale of Steamboat by the end of calendar 2001 and substantially reduce its leverage from the proceeds of the sale. Management is currently negotiating purchase and sale terms with a small group of potential purchasers and has executed a non-binding letter of intent with one of the parties. Should the Company complete the Steamboat transaction, management anticipates that the Company will be able to meet the financial covenants of the Senior Credit Facility, as amended, for the foreseeable future. In the event that the Company is unable to make the optional prepayment, management presently anticipates that under normal operating circumstances, the Company will still be able to meet the financial covenants of the Senior Credit Facility, as amended, through the end of fiscal 2002, at which time the Company will be required to renegotiate the financial covenants.

2.       Basis of Presentation

         ASC is organized as a holding company and operates through various subsidiaries. The Company operates in two business segments, ski resorts and real estate development. ASC owns and operates the following ski resorts:
Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, Killington, Mount Snow and Sugarbush in Vermont, The Canyons in Utah, Steamboat Ski & Resort Corporation ("Steamboat") in Colorado, and Heavenly Valley Ski & Resort Corporation ("Heavenly") in California/Nevada. The Company performs its real estate development through its wholly-owned subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties"), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. ("GSRP") and Canyons Resort Properties, Inc. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies.

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

3.       Summary of Significant Accounting Principles

    Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of American Skiing Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Fiscal Year
         The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods for 2001 and 1999 consisted of fifty-two weeks. The period for 2000 consisted of fifty-three weeks.

   Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.

    Restricted Cash
         Restricted cash represents deposits related to pre-sales of real estate developed for sale held in escrow and guest advance deposits for lodging reservations. The cash will be available to the Company when the real estate units are sold or the lodging services are provided.

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

    Goodwill and Other Intangible Assets
         Intangible assets consist of goodwill and various other intangibles. The Company has classified as goodwill the excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions and also the purchase of a minority interest. Intangible assets are recorded net of accumulated amortization in the accompanying consolidated balance sheets and are amortized using the straight-line method over their estimated useful lives as follows:

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

    Long-Lived Assets
         The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability and measurement of impairment if necessary, of long-lived assets, goodwill and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less estimated selling costs. As of July 29, 2001, management believes that there has not been any significant impairment of the Company's long-lived assets, real estate developed for sale, goodwill or other identifiable intangibles, except for assets for which an impairment charge was recognized as reported in Note 11 - Non-recurring Merger, Restructuring and Asset Impairment Charges.

    Revenue Recognition
         Resort revenues include sales of lift tickets, tuition from ski schools, golf course fees and other recreational activities, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized in equal amounts over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining revenue is generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheet until the revenue is recognized.

   Interest
         Interest is expensed as incurred except when it is capitalized in connection with major capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying current interest rates to the funds required to finance the construction. During 1999, 2000 and 2001, the Company incurred total interest cost of $46.5 million, $51.5 million and $55.7 million, respectively, of which $7.1 million, $15.6 million, and $2.9 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

    Employee Benefits
         As of July 27, 1997, the Company maintained a number of profit sharing and savings plans pursuant to Section 401(k) of the Internal Revenue Code. In August 1997, the Company established the ASC 401(k) Retirement Plan pursuant to
Section 401(k) of the Internal Revenue Code (the "Plan") and subsequently merged the previously existing plans into the Plan. The Plan allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Company's discretion. Matching contributions to the savings plans for 1999, 2000 and 2001 totaled $395,000, $439,000 and $447,000.

    Advertising Costs
         Advertising costs are expensed the first time the advertising takes place. At July 30, 2000 and July 29, 2001, advertising costs of $220,000 and $255,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheets. Advertising expense for the years ended July 25, 1999, July 30, 2000 and July 29, 2001 was $9.5 million, $7.3 million and $9.3 million, respectively.

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

    Earnings Per Share
         SFAS No. 128, "Earnings Per Share" requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and the Mandatorily Redeemable Preferred Stock) and "diluted" earnings per share. The Company adopted SFAS No. 128 in fiscal 1998 and all prior periods presented were retroactively restated. For the years ended July 25, 1999, July 30, 2000 and July 29, 2001, basic and diluted loss per share are as follows:


                                                                             Year Ended
                                                              ------------------------------------------
                                                                July 25, 1999  July 30, 2000  July 29, 2001
                               Loss                               (in thousands, except per share amounts)
      Loss before preferred stock dividends and
          accretion, extraordinary items and cumulative
          effect of accounting change                           $  (27,950)   $  (30,133)   $  (120,724)
      Accretion of discount and dividends accrued on
          mandatorily redeemable preferred stock                     4,372        20,994         23,357
                                                              -------------  ------------  -------------
      Loss before extraordinary items and cumulative effect
      of accounting change                                         (32,322)      (51,127)      (144,081)
      Extraordinary loss, net of taxes                                   -           621              -
      Cumulative effect of accounting change, net of taxes               -           704        (2,509)
                                                              -------------  ------------  -------------
      Net loss available to common shareholders                $  (32,322)    $ (52,452)    $ (141,572)
                                                              =============  ============  =============
                             Shares
      Total weighted average shares outstanding (basic and
      diluted)                                                     30,286        30,393         30,525
                                                              =============  ============  =============
              Basic and diluted loss per common share
      Loss before extraordinary items                           $   (1.07)     $  (1.69)      $  (4.72)
      Extraordinary loss, net of taxes                                  -         (0.02)             -
      Cumulative effect of accounting change, net of taxes              -         (0.02)          0.08
                                                              -------------  ------------  -------------
      Net loss available to common shareholders                 $   (1.07)     $  (1.73)      $  (4.64)
                                                              =============  ============  =============

         The Company has outstanding 36,626, 186,626 and 186,626 shares of convertible preferred stock (represented by two separate classes) at July 25, 1999, July 30, 2000 and July 29, 2001, respectively. These shares are convertible into shares of the Company's common stock. However, the common stock shares into which these securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also has 2,746,048, 1,359,963 and 2,626,069 exercisable options outstanding to purchase shares of its common stock under the Company's stock option plan as of July 25, 1999, July 30, 2000 and July 29, 2001, respectively. These shares are also excluded from the dilutive share calculation as the impact of their inclusion would also be anti-dilutive.

    Stock Compensation
         The Company's stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 17 - Stock Option Plan).

    Fair Value of Financial Instruments
         The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company's Senior Credit Facility and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 29, 2001. The fair value of the Company's Senior Subordinated Notes has been estimated using quoted market values. The fair value of the Company's other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

         The estimated fair values of the Senior Subordinated Notes and other subordinated debentures at July 30, 2000 and July 29, 2001 are presented below (in thousands):

                                                            July 30, 2000             July 29, 2001
                                                        Carrying       Fair       Carrying       Fair
                                                         amount       value        amount       value
                                                        --------      ------      --------     -------
               12% Senior Subordinated Notes           $ 117,512   $  102,300   $  117,816    $  81,000
               Other subordinated debentures           $   9,823    $   8,616    $   9,297     $  8,261



    Income Taxes
         The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs.

    Reclassifications
         Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the Fiscal 2001 presentation.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material impact on its future results of operations or financial position.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies with fiscal year beginning after March 15, 2001 and its first interim period financial statements have not been issued. The Company intends to early adopt the provisions of SFAS No. 142 and management is currently evaluating the potential impairment loss. The Company anticipates recognizing a goodwill impairment charge of between $15 million and $20 million in the first quarter of Fiscal 2002.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position and will adopt such standards on July 29, 2002, as required.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

4.      Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                     July 30, 2000      July 29, 2001
                      ---------------------------------------------------------------
                      Buildings and grounds            $ 195,847        $ 183,121
                      Machinery and equipment            171,037          145,263
                      Lifts and lift lines               162,283          156,172
                      Trails                              38,061           26,744
                      Land improvements                   18,708            8,417
                                                    -------------    -------------
                      Less: accumulated                  585,936          519,717
                      depreciation                       146,973          152,005
                                                    -------------    -------------
                                                         438,963          367,712

                      Land                                78,486           69,850
                      Construction-in-process             16,629            3,032
                                                    -------------    -------------
                      Property and equipment, net      $ 534,078        $ 440,594
                      ------------------------------------------------------------

         Property and equipment includes approximately $53.3 million and $42.9 million of machinery and equipment and lifts held under capital leases at July 30, 2000 and July 29, 2001, respectively. At July 30, 2000 and July 29, 2001, related accumulated amortization on property and equipment under capital leases was approximately $13.1 million and $14.7 million, respectively. Amortization expense for property and equipment under capital leases was approximately $4.4 million, $4.2 million and $3.1 million for 1999, 2000 and 2001, respectively. Total depreciation and amortization expense relating to all property and equipment was $40.4 million, $41.9 million and $40.8 million for 1999, 2000 and 2001, respectively.

5.       Long-Term Debt

         Long-term debt consists of (dollar amounts in thousands):
    ------------------------------------------------------------------------------------------------------------------
                                                                                         July 30, 2000   July 29, 2001
    ------------------------------------------------------------------------------------------------------------------
    Senior Credit Facility (See Note 6 - Senior Credit Facility)                           $118,037      $142,848

    Real Estate Term Facility (See Note 7 - Real Estate Term Facility) (See Note 19 -
    Subsequent Events).                                                                      53,892        62,093

    Real estate development note payable with a face value of $110,000. The note bears interest at a variable rate of prime plus 2.5% per annum, which is accrued monthly. Principal and interest on the note are payable as real estate quartershares are sold. Any remaining principal and accrued interest is due in March 2002. The note is collateralized by the real estate
    developed for sale of GSRP. (See Note 19 - Subsequent Events).                           92,083        49,424

    Real estate development note payable with a face value of $10,000 to provide additional funds for the completion of the Steamboat Grand Hotel. The note bears interest at 20% per annum, half of which is payable monthly in arrears and the remainder is deferred until final payment is made. The stated
    maturity date is August 1, 2003. (See Note 19 - Subsequent Events).                      2,588         5,180

    Note payable in an aggregate principal amount of $3,530 for forbearance fees for the amended and restated real estate development term loan facility described above. The note bears interest at 12% per annum and is payable at maturity. This note was paid off in Fiscal 2001 as part of the restructuring
    of the real estate term loan facility.                                                   3,530             -

    Real estate mortgage note payable with a face value of $2,427 secured by an employee housing complex at the Company's Steamboat resort. The note is on a
    15-year amortization schedule, maturing in July,2020 and principal and interest are payable monthly. The interest rate is reset on January 1 of each year to the prime rate of the lending institution. The $2.3 million balance outstanding as of July 29, 2001 has been reclassified to Assets Held
    for Sale in accordance with FAS 121 due to the pending sale of Steamboat resort.         2,397             -

    Note payable with a face value of $2,250. The note bears interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term.
    The principal is due in full in December 2012.                                           2,250         2,250


    ------------------------------------------------------------------------------------------------------------------
                                                                                         July 30, 2000   July 29, 2001
    ------------------------------------------------------------------------------------------------------------------

    Subordinated debentures issued with an original face value of $2,101. The initial coupon rate is 6% per annum and is adjusted annually in accordance with the agreement. Interest is payable annually in May beginning in 1995.
    The debentures mature in April 2002.                                                     1,800         1,867

    Note payable with a face value of $1,600. Interest is payable monthly beginning January 1998 for a 30-year term. The interest rate is 7% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55%
    per annum for the final 10 years. The principal is due in full in December 2027.         1,600         1,600

    Obligations under capital leases                                                         28,630        19,876
    Other notes payable                                                                       1,542         1,000
                                                                                        ------------   -----------
                                                                                            308,349       286,138
    Less: current portion                                                                    58,508        74,776
                                                                                        ------------   -----------
    Long-term debt, excluding current portion                                           $   249,841    $  211,362
    --------------------------------------------------------------------------------------------------------------


         The carrying values of the above debt instruments approximate their respective fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 29, 2001.

         At July 30, 2000 and July 29, 2001, the Company had letters of credit outstanding totaling $5.9 million and $0.6 million, respectively.

         The non-current portion of long-term debt matures as follows (in thousands):

---------------------------------------------------------------------------
                                                  Subordinated
                                   Long-Term        Notes and      Total
                                     Debt          Debentures       Debt
---------------------------------------------------------------------------
2003                                $ 55,824       $  1,074       $ 56,898
2004                                  66,203          1,466         67,669
2005                                  47,374              -         47,374
2006                                  40,083        120,000        160,083
2007 and thereafter                    3,974          6,208         10,182
Interest related to capitalized
leases                                (2,096)              -        (2,096)
Debt discount                              -        (2,184)        (2,184)
                                 -----------    -----------     ----------
Non-current portion of long-term
    debt                            $211,362      $ 126,564       $337,926
---------------------------------------------------------------------------


6.       Senior Credit Facility

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

        The maximum availability under the revolving portion of the Senior Credit Facility reduces over its term by certain prescribed amounts. The term portion of the Senior Credit Facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006. As of July 29, 2001, the outstanding balance of the term portion had been reduced by $1.3 to $63.7 million. In addition, the Senior Credit Facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the Senior Credit Facility) during any period in which the excess cash flow leverage ratio exceeds
3.50 to 1.

        The Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The revolving portion of the facility is subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $35 million. On April 30, 2001, the Company successfully completed the 30-day clean-down requirement for the current year.

        The Senior Credit Facility also places an annual maximum level of non-real estate capital expenditures, exclusive of amounts expended on the Heavenly gondola project. The Company is permitted to and expects to make capital expenditures of up to $30 million for the purchase and construction of a gondola at its Heavenly resort in Lake Tahoe, Nevada. The Heavenly gondola became operational, and began transporting skiers in December 2000. As of July 29, 2001, the Company has expended $23.1 million on the construction of the Heavenly gondola and it continues to evaluate the design and construction of additional related amenities of the gondola facilities.

        The Senior Credit Facility restricts the Company's ability to pay dividends on its common stock. The Company is prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1.

        On July 12, 2001 the Company entered into a second amendment to the Senior Credit Facility, effective as of April 29, 2001, which contained the following provisions:

         o Established an optional prepayment provision whereby the Company can make a prepayment of at least $90 million on or before December 24, 2001 using the net proceeds form an issuance of equity securities or the sale of a single asset (or a series of related assets). $50 million of the optional prepayment shall be used to repay existing revolving credit advances, with the remainder to be applied to the term facility. See Note 1 - Business Environment and Management's Plans, for a discussion of the ramifications to the Company should it fail to make this optional prepayment.

         o Created an additional credit advance under the existing revolving portion of the facility for the purpose of funding the July 15, 2001 interest payment on the Company's 12% senior subordinated notes, due 2006. This additional credit advance of $5.2 million bears interest at a fixed rate of 12% and may only be repaid in conjunction with the optional prepayment provision of the amendment.

         o Established the following maximum revolving credit amounts for all revolving advances, including the additional credit advance and amounts allocated to cover outstanding letters of credit:

                         Effective Date - July 1, 2001         $72,000,000
                         July 2, 2001 - August 1, 2001         $87,000,000
                         August 2, 2001 - December 29, 2001    $100,000,000
                         December 30, 2001 - January 26, 2002  $87,000,000
                         January 27, 2002 - February 23, 2002  $67,000,000
                         February 24, 2002 - March 30, 2002    $47,000,000
                         March 31, 2002 - April 28, 2002       $22,000,000
                         April 29, 2002 - June 2, 2002         $52,000,000
                         June 3, 2002 - June 30, 2002          $67,000,000
                         July 1, 2002 - July 28, 2002          $77,000,000

                  Should the Company make the optional prepayment, the maximum revolving credit advance amount will be reduced to $50 million for the remainder of the facility. All above amounts are still subject to the mandatory reduction requirements established under the original credit facility. As of July 29, 2001, total borrowings under the revolving credit were $79.1 million (which includes the $5.2 million additional credit advance), and $0.6 million of availability was allocated to cover outstanding letters of credit.

         o Reduced the annual clean-down requirement from $35 million to $20 million, starting in Fiscal 2002. Should the Company make the optional prepayment, the annual cleandown requirement will be further reduced to $5 million.

         o Amended all of the required financial covenant ratios beginning with the fourth quarter of Fiscal 2001 through the maturity of the facility. However, should the Company fail to make the optional prepayment it will be required to amend all financial covenant ratios beginning in the first quarter of Fiscal 2003. The Company successfully satisfied all of the amended covenant requirements for the quarter ended July 29, 2001.

         o Increased the interest rate on all term and revolving credit amounts outstanding (excluding the $5.2 million additional credit advance) to the Fleet National Bank Base Rate plus 3.0%, until such time that the Company makes the optional prepayment. Should the Company make the optional prepayment, the interest rates will be reset to a new pricing grid under which the rates for both the term and revolving facilities will vary, based on the Company's leverage ratios, from a minimum of the Fleet National Bank Base Rate plus 1.25% or LIBOR plus 2.50% to a maximum of the Fleet National Bank Base Rate plus 2.25% or LIBOR plus 3.75%. Should the Company fail to make the optional prepayment, the interest rates on both the revolving and term facilities will increase incrementally to the Fleet National Bank Base Rate plus 4.25%.

         o Amended the maximum annual resort capital expenditure amount to $13.8 million per year (excluding expenditures on the Heavenly gondola), beginning with Fiscal 2001. Should the Company make the optional prepayment, it will also be permitted to make additional expenditures in connection with the completion of the second phase of the Heavenly gondola, in an aggregate amount not to exceed $30 million. For Fiscal 2001, the Company satisfied the maximum capital expenditure requirement, as its capital expenditures subject to this covenant were $8.7 million for the year (excluding the Heavenly gondola). As of July 29, 2001, the Company has expended an aggregate amount of $23.1 million on the Heavenly gondola project.

         Subsequent to the end of fiscal 2001, the Company has entered into a third and fourth amendment to the Senior Credit Facility (See Note 19 - Subsequent Events for a detailed discussion of these amendments).

7.        Real Estate Term Facility

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

         Tranche C of the Amended Real Estate Term Facility was purchased by Oak Hill Capital Partners, L.P. In connection with this $13 million investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated as of July 31, 2000, pursuant to which the Company agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties. The purchase price of the warrants (or Resort Properties common stock, as applicable) was $2 million.

         As of July 29, 2001, the amounts outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Amended Real Estate Term Facility were $27.0 million, $26.8 million, and $12.1 million, respectively. The Amended Real Estate Term Facility and the Securities Purchase Agreement with Oak Hill were restructured subsequent to the end of Fiscal 2001 (See Note 19 - Subsequent Events).

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

         The Notes are general unsecured obligations of ASC, subordinated in right of payment to all existing and future senior debt of ASC, including all borrowings of the Company under the Senior Credit Facility. The Notes are fully and unconditionally guaranteed by the Company and all its subsidiaries with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company, Club Sugarbush, Inc., Walton Pond Apartments, Inc. and Deerfield Operating Company. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional, and joint and several. The Notes mature July 15, 2006, and will be redeemable at the option of ASC, in whole or in part, at any time after July 15, 2001. The Notes were issued with an original issue discount of $3.4 million. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Notes amounted to $14.6 million in each of fiscal 1999, 2000, and 2001.

         The Company incurred financing costs of $6.7 million in connection with the issuance of the Notes and an additional $2.5 million in costs related to the amendments made in connection with the Series B Preferred Stock sale. These amounts are recorded as deferred financing costs, net of accumulated amortization, in the accompanying consolidated balance sheets. Amortization expense included in the accompanying consolidated statements of operations for the years ended July 25, 1999, July 30, 2000 and July 29, 2001 amounted to $668,600, $1.0 million and $1.0 million, respectively.

         The Company has entered into a series of (non-cancelable) interest rate swap agreements in connection with its Notes, which were intended to defer a portion of the cash interest payments on the Notes into later years. The following table illustrates the key factors of each of these agreements:

--------------------------------------------------------------------------------------------------------------------
                       February 9, 1998 - July 15, 2001                      July 16, 2001 - July 15, 2006
                   Notional         Company         Company            Notional         Company         Company
                    Amount           Pays          Receives             Amount           Pays           Receives
--------------------------------------------------------------------------------------------------------------------

Agreement 1       $120,000,000       9.01%       6-month LIBOR        $127,500,000       9.01%       6-month LIBOR

Agreement 2       $120,000,000   6-month LIBOR      12.00%            $127,500,000   6-month LIBOR       7.40%
--------------------------------------------------------------------------------------------------------------------

         As a result of entering into this interest rate swap arrangement, the Company has fixed the cash-pay rate on the Notes until their maturity in July 2006. The net effect of the swap agreements will result in a $2.1 million cash interest savings over the life of the agreements. These agreements are non-hedging swaps which are carried at their fair market value, with fluctuations recorded through interest expense, in accordance with SFAS No. 133.

         Other subordinated debentures owed by the Company at July 29, 2001 are due as follows (in thousands):

                                   ------------------------------
                                            Interest  Principal
                                     Year     Rate     Amount
                                   ------------------------------
                                     2002      8%            549
                                     2003      8%          1,074
                                     2004      8%          1,466
                                     2010      8%          1,292
                                     2012      6%          1,155
                                     2013      6%          1,065
                                     2015      6%          1,500
                                     2016      6%          1,196
                                                     ------------
                                                         $ 9,297
                                                     ============

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

         Under the Series A Agreement, the Mandatorily Redeemable 10 1/2% Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's Common Stock at a conversion price of $17.10 for each common share. In the event the Mandatorily Redeemable 10 1/2% Preferred Stock is held to the maturity date of November 15, 2002, the Company will be required to pay the holder in cash the face value of $36.6 million plus approximately $25.3 million of cumulative dividends in arrears.

         In the event of a default, as defined in the Series A Agreement, there shall be a mandatory redemption of the Mandatorily Redeemable 10 1/2% Preferred Stock by the Company unless the holder of the stock elects instead to have visitation rights to meetings of both the Board of Directors and Management Committees until the event of default is cured.

         The Mandatorily Redeemable 10 1/2% Preferred Stock ranks senior in liquidation preference to all Common Stock and Class A Common Stock outstanding at July 29, 2001 as well as any Common Stock and Class A Common Stock issued in the future.

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

         The Series B Preferred Stock is convertible into shares of the Company's common stock at an initial conversion price of $5.25 per share of common stock. The initial conversion price is subject to an antidilution adjustment. Assuming all shares of the Series B Preferred Stock are converted into the Company's common stock at the initial (and current) conversion price, Oak Hill would own approximately 52.5% of the Company's outstanding common stock and Class A common stock as of July 29, 2001. Oak Hill is entitled to vote its shares of Series B Preferred Stock on matters (other than the election of Directors) as if its shares were converted into the Company's common stock. In addition, Oak Hill as the holder of Series B Preferred Stock has class voting rights to elect Directors to the Company's Board of Directors. Furthermore, under the Series B Agreement, Oak Hill and Mr. Otten have agreed to use best efforts and to vote their shares in order to ensure that each of them is able to appoint up to four Directors to the Board (depending on their shareholdings). Therefore, under the Series B Agreement and the Company's certificate of incorporation, Oak Hill and Mr. Otten together elect eight of the eleven members of the Company's Board of Directors.

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

         In early Fiscal 2002, the Series B Preferred Stock was stripped of all of its rights and preferences, with the exception of its right to elect up to six directors. The Company issued Series C-1 and Series C-2 Preferred Stock with an aggregate initial face value equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of it right to such accrued liquidation preference. (See Note 19 - Subsequent Events).

10.      Capital Stock

         The Company has two classes of Common Stock outstanding, Class A Common Stock and Common Stock. The rights and preferences of holders of Class A Common Stock and Common Stock are substantially identical, except that, while any Class A Common Stock is outstanding, holders of Class A Common Stock will elect a class of directors that constitutes two-thirds of the Board of Directors and holders of Common Stock will elect a class of directors that constitutes one-third of the Board of Directors. Each share of Class A Common Stock will be convertible into one share of Common Stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Mr. Otten and (iii) automatically if, at any time, the number of shares of Class A Common Stock outstanding represents less than 20% of outstanding shares of Common Stock and Class A Common Stock. Mr. Otten holds 100% of the Class A Common Stock, representing approximately 51% of the combined voting power of all outstanding shares of Common Stock and Class A Common Stock.

11.    Non-recurring Merger, Restructuring and Asset Impairment Charges

         During Fiscal 2001, the Company recognized certain non-recurring charges as follows (in thousands):

                     ------------------------------------------------------
                                                                Year Ended
                                                               July 29, 2001
                     ------------------------------------------------------
                  Write down of Steamboat assets held for sale  $   52,000
                  Write down of Sugarbush assets held for sale      15,111
                  Costs associated with failed merger                3,593
                  Restructuring charges                              4,011
                  Write-down of Attitash Grand Summit units          1,330
                                                              -------------
                  Total non recurring charges                   $   76,045
                     ------------------------------------------------------

         Subsequent to the end of Fiscal 2001, the Company entered into an non-binding letter of intent to sell its Steamboat resort in Steamboat Springs, CO. In accordance with SFAS No. 121, the Company has recognized an estimated $52.0 million impairment loss on the net assets held for sale as of July 29, 2001. See Note 19 - Subsequent Events for more detail on this transaction.

         Also subsequent to the end of Fiscal 2001, the Company entered into an agreement to sell its Sugarbush resort in Warren, VT. In accordance with SFAS No. 121, the Company has recognized an estimated $15.1 impairment loss on these assets as of July 29, 2001. See Note 19 - Subsequent Events for more detail on this transaction.

         On December 8, 2000, the Company and MeriStar Hotels & Resorts, Inc. ("MeriStar") entered into a merger agreement (the "Merger Agreement"), whereby a wholly-owned subsidiary of the Company, ASC Merger Sub, Inc., would have merged with and into MeriStar (the "MeriStar Merger"). The Boards of each of the Company and MeriStar met separately on March 22, 2001 and voted to terminate the proposed merger due to changes in economic conditions and the combined companies' inability to effect the capital markets transactions required to consummate the merger. The companies each executed a letter terminating their existing Merger Agreement without liability to the other. The Company recorded a $3.6 million charge in the third quarter of fiscal 2001 representing all costs incurred in conjunction with the terminated MeriStar Merger.

         On May 30, 2001, the Company announced a comprehensive strategic plan to improve its capital structure and enhance future operating performance. The plan includes the following key components:

         o Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.
         o Intent to sell Steamboat ski resort and use the net proceeds to reduce the debt of the Company.
         o Operational cost savings of approximately $5 million through reorganization and staff reduction and performance enhancement programs.
         o A comprehensive financial restructuring package, including amendments to senior credit facilities and an anticipated new capital infusion to enhance financial flexibility.

         As of July 29, 2001, the Company has incurred $4.0 million in charges related to the implementation of its strategic restructuring plan. These costs consisted mainly of employee separation costs and legal, consulting and financing costs incurred in connection with the Company's credit facility amendments and anticipated capital infusion. (See Note 19 - Subsequent Events).

         The Grand Summit at Attitash has realized slower absorption in the market than previously anticipated, and 40% of the units remained unsold as of July 29, 2001. The Company has recently instituted programs to bring about a complete sell-out of the units during Fiscal 2002. In accordance with SFAS No. 121, the Company recognized a $1.3 million write-down to net realizeable value in the fourth quarter of fiscal 2001 on the remaining units at the Attitash Grand Summit Hotel project.

12.    Income Taxes

          The provision (benefit) for income taxes charged to operations was as follows (in thousands):

                                                                Year ended
                                             ------------------------------------------------
                                             July 25, 1999     July 30, 2000    July 29, 2001
             ---------------------------------------------------------------------------------
             Deferred tax provision (benefit)
                  Federal                      $ (11,939)          $ (7,728)        $  1,203
                  State                           (3,118)             1,923           (1,203)
                                             -------------     --------------     -------------
             Total provision (benefit)         $ (15,057)          $ (5,805)        $    -
             ------------------------------- ------------- --- -------------- --- -------------

         Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance.

         Deferred tax liabilities (assets) are comprised of the following at July 30, 2000 and July 29, 2001 (in thousands):

             -------------------------------------------------------------------------
                                                      July 30, 2000      July 29, 2001
             -------------------------------------------------------------------------
             Property and equipment basis differential   $   57,407         $   54,581
             Other                                            1,002              1,130
                                                       -------------      -------------
             Gross deferred tax liabilities                  58,409             55,711

             Tax loss and credit carryforwards              (57,272)           (80,098)
             Capitalized  costs                              (3,849)            (6,321)
             Deferred revenue and contracts                  (2,506)            (1,822)
             Stock compensation  charge                      (1,740)              (486)
             Reserves and accruals                           (4,390)           (24,148)
                                                       -------------      -------------
             Gross deferred tax assets                      (69,757)          (112,875)

             Valuation allowance                              9,982             57,164
                                                       -------------      -------------
             Net deferred tax liability (asset)          $   (1,366)        $        -
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

                                                                    Year ended
                                                       ------------------------------------------------
                                                       July 25, 1999     July 30, 2000    July 29, 2001
        -----------------------------------------------------------------------------------------------
        Income tax benefit at the statutory U.S.
        tax rates                                        $ (15,052)       $ (12,578)        $ (42,254)
        Increase (decrease) in rates resulting from:
              State taxes, net                              (3,118)            1,923           (4,166)
              Change in valuation allowance                      -            3,000            47,182
              Stock option compensation                      1,623              761                 -
              Nondeductible items                              848              498               350
              Other                                            642              591            (1,112)
                                                      --------------    -------------    --------------
        Income tax benefit at the effective tax rates    $ (15,057)       $  (5,805)         $      -
                                                      ==============    =============    ==============

         At July 29, 2001, the Company has federal net operating loss ("NOL") carryforwards of approximately $239.6 million which expire in varying amounts though the year 2020, a federal capital loss carryover of approximately $5.0 million that expires in the years 2003 and 2004, and approximately $928,000 in general business credit carryforwards which expire in varying amounts through 2020. Internal Revenue Code Section 382 limits the amount of NOL carryforwards incurred before a change in ownership, as defined, that can be used annually against income generated after the change in ownership. The Company experienced a change in ownership both in November of 1997 as a result of the Offering and in August of 1999 as a result of the Oak Hill Transaction. The use of approximately $84.9 million of the federal NOL carryovers are subject to limitation under Section 382 as a result of the Oak Hill Transaction. In addition, approximately $27.3 million of the federal NOL carryforwards are subject to an additional limitation under Section 382 as a result of the Offering. Because of recent acquisitions, the limitation for both ownership changes is required to be allocated to the various subsidiaries based on their relative fair market values. In addition, certain subsidiaries have separate pre-change in ownership losses, which are subject to additional annual limitations as a result of previous changes in ownership. Subsequent changes in ownership could further affect the limitations in future years.

         In addition to the limitations under Section 382, approximately $6.8 million of the federal NOL carryovers are from separate return years, as defined in the regulations to the Internal Revenue Code, of certain subsidiaries (or sub-groups), and may only be used to offset each subsidiary's (or sub-group's) contribution to consolidated taxable income in future years.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During Fiscal 2001, the valuation allowance was increased by approximately $47.2 million, from $10.0 million at July 30, 2000 to $57.2 million at July 29, 2001. As a result of the Oak Hill Transaction, the realization of the tax benefit of certain of the Company's NOL carryovers and other tax attributes is dependent upon the occurrence of certain future events. It is the judgement of management that a valuation allowance of $57.2 million against its deferred tax assets for NOL carryforwards and other tax attributes is appropriate because it is more likely than not that the benefit of such losses and attributes will not be realized.

13.    Cumulative Effect of Accounting Changes

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

         In accordance with SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133," (collectively, SFAS No. 133, as amended) effective July 31, 2000. These standards were adopted as of the beginning of Fiscal 2001 as a change in accounting principle and cannot be applied retroactively to financial statements of prior periods.

         SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges. The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in earnings in the same accounting period. SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is recognized currently through earnings regardless of whether the instrument is designated as a hedge.

         The Company had five interest rate swap contracts outstanding at the time of adoption. Two of these contracts were designated as cash flow hedges, and they have subsequently been terminated by the floating rate payer on November 17, 2000. Upon adoption, the fair value of these swaps were recorded as an asset on the balance sheet with a corresponding credit to other comprehensive income. The cancellation of these swaps effectively resulted in a reversal of the amounts recognized upon adoption.

         The Company has entered into three other interest rate swap agreements that do not qualify for hedge accounting under SFAS No. 133 as amended. The net effect of these swaps will be cash interest savings to the Company of $2.1 million over the life of the Senior Subordinated Notes. As of July 30, 2000, the Company had $8,592,185 recorded in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and had been recording the net effect of the interest savings on a straight line basis over the life of the agreements through the income statement. Upon adoption, the fair values of these swaps were recorded as an asset and a liability with a corresponding entry to cumulative effect of the change in accounting principle in earnings; and the amount recorded in Other Long Term Liabilities was recognized through a cumulative effect of the change in accounting principle in earnings. For the twelve months ended July 29, 2001, the subsequent change in the fair value of the swaps of $893,000 has been recorded as interest expense through the accompanying consolidated statement of operations. The net effect of the Change in Accounting Principle was derived as follows (in thousands):




                                                                                   Cumulative effect of
                                                                 Other Long Term  change in accounting
           Debit/(Credit)        Asset - Swap   Liability-Swap    Liabilities     principle in earnings
       ------------------------------------------------------------------------------------------------
       Non-hedging Derivatives         $6,520       ($11,066)         $8,592           ($4,047)
       ------------------------------------------------------------------------------------------------

         The Company has no embedded derivatives under SFAS No. 133 as amended and is not aware of the potential impact of any other significant matter that may result from the adoption of these standards.

14.    Business Segment Information

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with SFAS No. 131, the Company has classified its operations into two business segments, Resorts and Real Estate. The two segments are managed differently because they offer different products and services and require different marketing strategies. Each segment also has distinctly separate capital structures. The Resort segment operates nine ski resorts and all of their related activities (lift ticket sales, retail, food & beverage, skier development, lodging services, golf and other summer activities). The Real Estate segment develops mountainside real estate properties at the Company's ski resorts. Data by segment is as follows (in thousands):

           ----------------------------------------------------------------------------------
                                        July 25, 1999     July 30, 2000        July 29, 2001
           ----------------------------------------------------------------------------------
           Net revenues:
              Resorts                      $  292,558     $  292,077           $  328,705
              Real estate                      24,492        132,063               96,864
                                        --------------    ---------------    -------------
                                           $  317,050     $  424,140           $  425,569
                                        ==============    ===============    =============

            Loss before income taxes:
              Resorts                     $  (33,371)     $  (31,409)         $  (89,623)
              Real estate                     (9,636)        (4,529)             (31,101)
                                        --------------    ---------------    -------------
                                          $  (43,007)     $  (35,938)         $ (120,724)
                                        ==============    ===============    =============

           ----------------------------------------------------------------------------------
                                        July 25, 1999     July 30, 2000        July 29, 2001
           ----------------------------------------------------------------------------------

           Depreciation and amortization:
              Resorts                      $   43,226         45,759           $   44,160
              Real estate                         976         1,269                 2,836
                                        --------------    ---------------    -------------
                                           $   44,202     $   47,028           $   46,996
                                        ==============    ===============    =============

           Capital expenditures:
              Resorts                      $   52,465     $   27,229            $  23,842
              Real estate                     153,106        166,879               44,783
                                        --------------    ---------------    -------------
                                           $  205,571     $  194,108            $  68,625
                                        ==============    ===============    =============

           Identifiable assets:
              Resorts                                     $  538,131           $  527,424
              Real estate                                    291,754              234,122
                                                          ===============    =============
                                                          $  829,885            $  761,546
           -------------------------------------------------------------------------------

15.    Related Party Transactions

         Tranche C of the Company's Amended Real Estate Term Facility was purchased by Oak Hill on July 31, 2001 (See Note 7 - Real Estate Term Facility and Note 9 - Mandatorily Redeemable Securities). The Company paid a $375,000 financing fee to Oak Hill in connection with this $13 million investment. The Amended Real Estate Term Facility and the related Securities Purchase Agreement with Oak Hill were restructured subsequent to the end of Fiscal 2001 (See Note 19 - Subsequent Events).

         During Fiscal 2001 the Company paid $150,000 each to Mr. Paul Wachter and Mr. David Hawkes, both of whom are members of the Company's Board of Directors, for their participation in the Special Committee that was formed to evaluate the proposed merger between the Company and Meristar Hotels and Resorts, Inc. The Company also reimbursed Oak Hill a total amount of $137,000 for their professional and other fees incurred in connection with the Meristar Merger.

         On March 28, 2001, Mr. Otten resigned as the Company's Chairman and Chief Executive Officer. Mr. Otten is still a major shareholder in the Company and is a member of the Company's Board of Directors. As part of his separation agreement, the Company will continue to pay Mr. Otten and his executive assistant their salary and medical benefits for two years. In addition, the Company has granted Mr. Otten the use of Company office space for up to two years and the Company also transferred ownership of one of its vehicles to Mr. Otten at no charge.

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

         o Approximately 3,300 acres of undeveloped land at the Sunday River resort, which was optioned to a subsidiary of the Company for an initial payment of $650,000, which payment may be applied to the purchase price. The purchase price is $3,692,000, which is a 12% discount from the appraised value of the land. The purchase price will be discounted by another 20% or 10% if the option is exercised within 12 and 24 months of the option date, respectively. As of July 29, 2001, the Company has not exercised its option to purchase the undeveloped land.

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

         Mr. Wachter is the founder and Chief Executive Officer of Main Street Advisors. Main Street Advisors, through Mr. Wachter, is currently acting as one of the Company's investment bankers in connection with the marketing of the Steamboat ski resort for sale. Main Street Advisors is entitled to a percentage-based fee in the event of the sale of the Steamboat ski resort or any other significant asset of the Company, other than the Sugarbush resort and certain undeveloped real estate properties.

         In May, 2000, the Company, through one of its subsidiaries, purchased two parcels of land adjacent to the Company's Sugarbush resort from Sugarbush Land Holdings, Inc., a corporation controlled by Mr. Otten. The two parcels, totaling approximately 128 acres, were purchased for an aggregate price of approximately $589,000. The terms of the purchase, including the purchase price, were reviewed and approved by the Executive Committee and Audit Committee of the Company's Board of Directors.

         In March, 2000, the Company, through one of its subsidiaries, sold residential units at the Company's Sundial Lodge at The Canyons to Mr. Blaise Carrig, Mr. Christopher Howard and Mr. Daniel Duquette. Mr. Carrig is President of the Company's subsidiary which operates The Canyons. At the time of these transactions, Mr. Howard was the Company's Executive Vice President and Mr. Duquette was a member of the Company's Board of Directors. Mr. Carrig and Mr. Howard each purchased one residential unit in the Sundial Lodge for a purchase price of $201,000. Mr. Duquette purchased one residential unit in the Sundial Lodge for a purchase price of $345,000. The purchase price which Mr. Carrig, Mr. Howard and Mr. Duquette purchased these units were the same as those at which the units (or units of comparable size and finish) were offered for sale to the general public.


16.    Commitments, Lease Contingencies and Contingent Liabilities

          The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for 1999, 2000 and 2001 was $2.6 million, $3.1 million and $3.0 million, respectively.

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

          In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period. Lease payments are based on a percentage of gross skiing and lodging revenues. The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000. Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for 1999, 2000 and 2001 was $311,000, $918,000, and $1.4 million, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development. Payments for these options total approximately $19.5 million and are payable at various times and in varying amounts, at the Company's discretion, through December 2001. The Company is not required to make the option payments for all parcels of land in order to develop and sell real estate on the land covered under the lease. Through July 29, 2001, the Company has made $13.6 million of option payments, of which $3.6 million has been allocated to the cost of parcels that have been purchased to date. The remaining $10.0 million in option payments are included in other assets in the accompanying consolidated balance sheet as of July 29, 2001 and will eventually be allocated to the cost of future parcels purchased by the Company.

          In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $6.1 million, $7.8 million and $6.4 million for the fiscal years ended 1999, 2000 and 2001, respectively.

         Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments at The Canyons, at July 29, 2001 are as follows (in thousands):

      ------------------------------------------------------------------
                                                Capital        Operating
                                                Leases           leases
       ------------------------------------------------------------------
      2002                                     $  8,027        $  6,731
      2003                                        5,474           6,947
      2004                                        9,591           6,123
      2005                                          600           5,378
      2006 and thereafter                             -          13,253
                                             ------------     -----------
        Total payments                           23,692        $ 38,432
        Less interest                            (3,816)
                                             ------------
        Present value of net minimum payments    19,876
        Less current portion                     (6,316)
                                             ------------
        Long-term obligations                  $ 13,560
     ------------------------------------------------------------------



         The Company opened the Grand Summit Hotel at Steamboat during Fiscal 2001, although final construction of certain units has yet to be completed. Total construction costs for this project are estimated to be $122 million and the Company estimates that as of July 29, 2001, approximately $12 million was required to complete its construction. The Steamboat Grand Hotel it is primarily being financed through a $110 million revolving construction loan facility with TFC Textron and an additional $10 million bulge facility, also with TFC Textron. The Company also has a $73 million term facility with Fleet National Bank that can be used for this project as well as general and operating expenditures. On May 11, 2001, the agent for the lenders under the construction loan facility notified Grand Summit that they would no longer be approving advances under this facility for project costs due to the placement of certain mechanics' liens on the Steamboat Grand Hotel project. The Company has entered into a settlement memorandum with the general contractor for the Steamboat Grand Hotel project which would resolve all pending claims between the parties and would result in the removal of the foregoing mechanics' liens. The settlement memorandum is subject to the approval of the lenders under the construction loan facility. Subsequent to the end of Fiscal 2001, the Company agreed upon an amendment to the construction loan facility which approved the settlement memorandum and allowed additional funding under the construction loan (See Note 19 - Subsequent Events).

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

17.    Stock Option Plan

          Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the "Plan"), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 5,688,699 shares of the Company's common stock by officers, management employees of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Options Committee. The Options Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Options Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee. The status of the Company's stock option plan is summarized below:

                   ------------------------------------------------------------
                                                                    Weighted
                                                                     Average
                                                  Number            Exercise
                                                 of Shares            Price
                   ------------------------------------------------------------
                   Outstanding at July 26, 1998    2,696,057          $ 14.10
                   Granted                         1,196,000             7.17
                   Exercised                          (1,221)            2.00
                   ------------------------------------------------------------
                   Outstanding at July 25, 1999    3,890,836           $ 11.97
                   Granted                         2,660,000              2.70
                   Exercised                        (182,390)             2.00
                   Returned                       (2,325,127)            15.60
                   ------------------------------------------------------------
                   Outstanding at July 30, 2000    4,043,319            $ 4.24
                   Granted                         1,235,000              2.58
                   Exercised                        (248,960)             2.00
                   Returned                        (439,062)              4.26
                   ------------------------------------------------------------
                   Outstanding at July 29, 2001    4,590,297            $ 3.91
                   ------------------------------------------------------------

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.1 million in tax bonus payments made through July

29, 2001 in connection with options exercised. The remaining $0.7 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet at July 29, 2001. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For fiscal 1999, 2000 and 2001, the Company recognized $0.8 million, $1.0 million and $0.4 million, respectively, of stock compensation expense relating to these options.

         The following table summarizes information about the stock options outstanding under the Stock Plan at July 29, 2001:

             ---------------------------------------------------------------------------------------
                                                    Weighted
                                                     Average                                Weighted
                                                   Remaining    Weighted                     Average
                    Range of   Outstanding       Contractual     Average      Exercisable   Exercise
             Exercise Prices     @ 7/29/01   Life (in years)    Exercise  Price @ 7/29/01      Price
             ---------------------------------------------------------------------------------------
                $0 - $5          3,686,897          8.8         $2.58        1,933,319        $2.62
                 6 - 10            712,550          7.0          7.13          501,900         7.14
                11 - 15             22,500          6.0         14.19           22,500        14.19
                16 - 18            168,350          7.0         18.00          168,350        18.00
             ---------------------------------------------------------------------------------------
                $0 - $18         4,590,297          8.4         $3.91        2,626,069        $4.57
             ---------------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's stock option plan, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

        ---------------------------------------------------------------------
         Fiscal Years Ended          1999             2000            2001
        ---------------------------------------------------------------------
         Net Loss
            As reported         $  (32,322)      $ (52,452)     $ (141,572)
            Pro forma              (32,691)        (39,904)       (144,712)

         Basic and diluted net loss
            per common share
            As reported           $  (1.07)       $  (1.73)       $  (4.64)
            Pro forma                (1.08)          (1.31)          (4.74)
         ---------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                ------------------------------------------------------------
                Fiscal Years Ended       1999         2000          2001
                ------------------------------------------------------------
                Expected life           10 yrs       10 yrs        10 yrs
                Risk-free interest rate  6.0%         6.5%          3.5%
                Volatility              68.4%         93.9%         73.9%
                Dividend yield             -            -             -
                ------------------------------------------------------------

         The weighted average grant date fair value for the options granted in fiscal 1999 with an exercise price of $4.00 to $8.75 per share was $5.71 per share. The weighted average grant date fair value for the options granted in Fiscal 2000 with an exercise price of $2.00 to $3.00 per share was $2.26 per share. The weighted average grant date fair value for the options granted in Fiscal 2001 with an exercise price of $0.72 to $4.00 per share was $1.60 per share.

18.    Quarterly Financial Information (Unaudited)

         Following is a summary of unaudited quarterly information (amounts in thousands, except per share amounts):

       -----------------------------------------------------------------------------------------------------
                                                        First         Second          Third         Fourth
                                                       Quarter        Quarter        Quarter       Quarter
       -----------------------------------------------------------------------------------------------------
       Year ended July 29, 2001:

       Net sales                                       $ 48,128      $ 156,264      $ 179,574      $ 41,603
       Income (loss) from operations                    (20,238)         7,935         39,529       (95,135)
       Income (loss) before preferred stock
       dividends                                        (18,490)        (4,600)        13,025      (108,150)
       Net income (loss) available to common
       shareholders                                     (24,176)       (10,405)         7,236      (114,227)

       Basic income (loss) per share:
       Net income (loss) available to common
       shareholders                                    $  (0.79)       $ (0.34)     $    0.24       $ (3.73)
       Weighted average shares outstanding               30,469         30,470         30,509        30,653

       Diluted income (loss) per share:
       Net income (loss) available to common
       shareholders                                    $  (0.79)       $ (0.34)     $     0.19      $ (3.73)
       Weighted average shares outstanding               30,469         30,470         62,875        30,653

       Year ended July 30, 2000:

       Net sales                                       $ 23,355      $ 126,627      $ 223,095      $ 51,063
       Income (loss) from operations                    (22,899)        (6,589)        52,641       (23,185)
       Income (loss) before preferred stock
       dividends                                        (23,138)        (9,805)        26,783       (25,298)
       Net income (loss) available to common
       shareholders                                     (27,954)       (15,124)        21,464       (30,838)

       Basic income (loss) per share:
       Net income (loss) available to common
       shareholders                                    $  (0.92)       $ (0.50)     $    0.71      $ (1.01)
       Weighted average shares outstanding               30,287         30,412         30,423        30,448

       Diluted income (loss) per share:
       Net income (loss) available to common
       shareholders                                    $  (0.92)       $ (0.50)     $    0.42      $ (1.01)
       Weighted average shares outstanding               30,287         30,412         60,268        30,448

       -----------------------------------------------------------------------------------------------------

19.    Subsequent Events

Recapitalization

     On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

         o The Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company's series D participating preferred stock (the "Series D Preferred Stock"). These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties;

         o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;

         o Oak Hill agreed to provide a guarantee for a $14 million, equipment lease for the Heavenly gondola. Management is currently negotiating the terms of this lease, which are expected to include a 5 to 7 year term and other market terms. Management will use commercially reasonable efforts to negotiate a provision in the lease allowing for the release of the guarantee upon a material improvement in the Company's credit quality;

         o Oak Hill purchased one million shares of the Company's common stock for an aggregate purchase price of $1 million;

         o Oak Hill agreed to cancel an agreement to provide it with warrants for 6 million shares of the Company's common stock or 15% of the common stock of Resort Properties.

         In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

         o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to six directors;

         o The Company issued to Oak Hill two new series of Preferred Stock; (i) $40 million of Series C-1 Preferred Stock, and (ii) $139.5 million of Series C-2 Preferred Stock. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or accrued in additional shares. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of Series C-1 Preferred Stock and series C-2 Preferred Stock will mature in July, 2007;

         o At Oak Hill's option, and subject to the consent of the other lenders under the Resort Properties term facility, Tranche C of the Resort Properties term facility will be exchangeable in whole or in part into indebtedness of the Company when permitted under the existing debt agreements.


Real Estate Debt Agreements

         On August 31, 2001, the Company entered into an amendment to the real estate term facility which substantially reduces interest rates and extends amortization and maturity dates. The amended real estate term facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

         o Tranche A will become a revolving facility which will have a current maximum principal amount of $22 million and will bear interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0%, payable monthly in arrears, a reduction in rate of approximately 6,50%. Availability was increased approximately $2.5 million before giving affect to reductions from the sale of certain assets. Mandatory principal payments on Tranche A of $3.75 million and $2.5 million each will be payable on December 31, 2001 and January 31, 2002, respectively. Additional mandatory principal reductions will be required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. The remaining principal amount outstanding under Tranche A will be payable in full on June 30, 2003.

         o Tranche B has a maximum principal amount of $25 million, will bear interest at a fixed rate of 18% per annum, reduced from 25%, (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually). Mandatory principal payments on Tranche B of $10 million are due on each of December 31, 2003 and June 30, 2004. The remaining $5 million in principal and all accrued and unpaid interest on Tranche B will be due in full on December 31, 2004.

         o Tranche C will have a maximum principal amount of $12 million, will continue to bear interest at an effective rate of 25% per annum and will mature on December 31, 2005. Oak Hill funded approximately $2.5 million of its remaining commitment to provide additional liquidity to Resort Properties. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

         In August 2001, the Company entered into amendments to its $110 million Textron real estate development loan and its $10 million subordinated real estate note with Textron, which, among other things, reduced the effective interest rates and extended the maturity dates of these facilities. The maturity date for funds advanced under the Steamboat portion of the senior Textron facility has been extended to March 31, 2003 and the maturity date for funds advanced under the Canyons portion of the senior Textron facility has been extended to September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the senior Textron facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under the Canyons portion of the senior Textron facility is at Prime plus 2.5%, with a floor of 9.5%. As a result of the extension of the maturity dates, both of these facilities are classified as Long-term Debt as of July 29, 2001 in the accompanying consolidated balance sheet.

Sale of Resorts

         The Company has previously communicated its intent to sell its Steamboat ski resort in Steamboat Springs, CO, to reduce the debt of the Company as part of its strategic plan to improve its financial condition and ongoing operations. The Company is currently negotiating terms with a small group of potential purchasers, and on October 16, 2001 it executed a non-binding letter of intent with one of the parties. The Company is currently negotiating the terms of a purchase and sales agreement. Management anticipates that the sale of Steamboat will be consummated prior to the end of calendar 2001.

         On September 7, 2001, the Company entered into a purchase and sales agreement to sell substantially all of the operating assets of its Sugarbush ski resort in Warren, VT to Summit Ventures NE, Inc. This sale closed on September 28, 2001 and the proceeds were used by the Company to permanently pay down the revolving and term portions of its senior credit facility, on a pro-rata basis, in accordance with the mandatory prepayment requirements of the facility. In conjunction with this transaction, the Company also entered into a third amendment to its senior credit facility, dated as of September 10, 2001. This amendment, among other things, provides the consent of the lenders to sell Sugarbush resort and it further reduces the maximum revolver availability amounts established in the second amendment to the facility by $1.5 million.

         In accordance with SFAS No. 121, the carrying value of the net assets for both Steamboat and Sugarbush that are subject to their respective sales were reclassified as assets held for sale on the accompanying consolidated balance sheet as of July 29, 2001. The assets held for sale have been reduced to their estimated fair value based on the estimated selling price less costs to sell, resulting in a combined pre-tax loss of $67.1 million, which is included in the non-recurring merger, restructuring and asset impairment line in the accompanying consolidated statement of operations for the year ended July 29, 2001. The components of the net assets held for sale for both Steamboat and Sugarbush as of July 29, 2001 are as follows (in thousands):

                      ---------------------------------------------------
                      Net Assets as of July 29, 2001           Total
                      ---------------------------------------------------
                      Accounts receivable                      $   1,890
                      Inventory                                    1,717
                      Prepaid expenses                                49
                      Property & equipment, net                  103,153
                      Real estate developed for sale               9,638
                      Goodwill                                    49,529
                      Intangible assets                           10,552
                      Other assets                                    29
                      Accounts payable and accrued
                      liabilities                                 (4,711)
                      Deposits and deferred revenues              (1,568)
                      Other liabilities                             (401)
                      Debt assumed by purchaser                   (4,547)
                                                            -------------
                      Assets held for sale                       165,330
                      Allowance for loss on sale                 (67,111)
                                                            -------------
                      Net assets held for sale                $   98,219
                      ---------------------------------------------------

         Summary operating results for Steamboat and Sugarbush resorts on a combined basis, which have historically been included in the Company's resort segment in its results of operations, are as follows (in thousands):

-------------------------------------------------------------------------------
Fiscal Years Ended                        1999           2000           2001
-------------------------------------------------------------------------------
Total revenues                        $ 67,149       $ 68,592        $ 68,875
Total expenses                          61,456         62,049          62,004
                                   -------------  -------------  --------------
Total income from operations           $ 5,693       $  6,543       $   6,871
--------------------------------------------------------------------------------

Fourth Amendment to Senior Credit Facility

         In November, 2001 the Company entered into a fourth amendment to the Senior Credit Facility which allows it to raise an additional $7.2 million through a junior subordinating participating interest in certain revolving credit advances under the Senior Credit Facility. This participating interest would be purchased by Oak Hill (who has provided a commitment for their participation) and the proceeds would be used to make the January 2002 interest payment on the Senior Subordinated Notes. This new advance will bear interest at a fixed rate of 17.5% and would be repaid first by any proceeds from the sale of Steamboat. In the event the Company does not sell Steamboat, this junior participating interest in the revolver would only be repaid after all existing credit advances are paid.