Form 10-Q
period 2001-10-28
AMERICAN SKIING CO /ME
filed 2001-12-12
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 28, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from____________ to ____________.

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

Yes [X]  No [  ]


         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,957,593 shares of common stock, $.01 par value, as of December 11, 2001.

                                Table of Contents



Part I - Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (unaudited) for the 13 weeks ended October 28, 2001 and the 13 weeks ended October 29, 2000...............3

Condensed Consolidated Balance Sheets as of October 28, 2001 (unaudited)
  and July 29, 2001............................................................4

Condensed Consolidated Statement of Cash Flows (unaudited) for the 13 weeks ended October 28, 2001 and October 29, 2000..................................5

Notes to Condensed Consolidated Financial Statements (unaudited)...............6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

General.......................................................................12

Liquidity and Capital Resources...............................................14

Changes in Results of Operations..............................................20


Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........23

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                                                                 13 weeks ended         13 weeks ended
                                                                                October 28, 2001       October 29, 2000
                                                                                  (unaudited)            (unaudited)

    Net revenues:
         Resort                                                                $         20,317       $         20,912
         Real estate                                                                      2,791                 27,216
                                                                               -------------------    -------------------
              Total net revenues                                                         23,108                 48,128

    Operating expenses:
         Resort                                                                          27,173                 30,343
         Real estate                                                                      4,109                 23,578
         Marketing, general and administrative                                           11,391                 10,443
         Other non-recurring charges (Note 10)                                            1,626                      -
         Depreciation and amortization                                                    4,256                  4,002
                                                                               -------------------    -------------------
              Total operating expenses                                                   48,555                 68,366
                                                                               -------------------    -------------------

    Loss from operations                                                                (25,447)               (20,238)
         Interest expense                                                                13,758                 12,319
                                                                               -------------------    -------------------

    Loss before benefit from income taxes                                               (39,205)               (32,557)
         Benefit from income taxes                                                            -                (11,558)
                                                                               -------------------    -------------------

    Loss before accounting change                                                       (39,205)               (20,999)
         Cumulative effect of accounting change,
            net of taxes of  $0 and ($1,538), respectively (Note 2)                      18,658                 (2,509)
                                                                               -------------------    -------------------

    Loss before preferred stock dividends                                               (57,863)               (18,490)
         Accretion of discount and dividends accrued on
             mandatorily redeemable preferred stock                                       7,588                  5,686
                                                                               -------------------    -------------------
    Net loss available to common shareholders                                 $         (65,451)      $        (24,176)
                                                                               ===================    ===================

    Accumulated deficit, beginning of period                                  $        (226,335)      $        (84,763

    Net loss available to common shareholders                                           (65,451)               (24,176)
                                                                               -------------------    -------------------
    Accumulated deficit, end of period                                        $        (291,786)      $       (108,939)
                                                                               ===================    ===================
    Basic and diluted loss per common share (Note 3)
    Loss from continuing operations                                           $           (1.49)      $          (0.87)

    Cumulative effect of accounting change, net of taxes                                  (0.60)                  0.08
                                                                               -------------------    -------------------
    Net loss available to common shareholders                                 $           (2.09)      $          (0.79)
                                                                               ===================    ===================
    Weighted average common shares outstanding - basic and diluted                   31,344,497             30,469,163
                                                                               ===================    ===================
                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                         October 28, 2001           July 29, 2001
                                                                                            (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                       $             9,736        $         11,592
     Restricted cash                                                                                 940                   1,372
     Accounts receivable                                                                          13,615                  13,825
     Inventory                                                                                    13,134                   7,909
     Prepaid expenses                                                                              6,840                   5,286
     Assets held for sale                                                                         86,582                  98,219
     Deferred income taxes                                                                         2,137                   2,137
                                                                                         -----------------      ------------------
           Total current assets                                                                  132,984                 140,340

Property and equipment, net                                                                      441,001                 440,594
Real estate developed for sale                                                                   135,996                 137,478
Goodwill (Note 6)                                                                                  6,887                  23,518
Intangible assets (Note 5)                                                                         8,644                  10,685
Deferred financing costs                                                                          15,254                  16,707
Other assets                                                                                      32,900                  26,903
                                                                                         -----------------      ------------------
          Total assets                                                               $           773,666        $        796,225
                                                                                         =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity
Current liabilities

     Current portion of long-term debt                                               $           112,192        $         74,776
     Current portion of subordinated notes and debentures                                            549                     549
     Accounts payable and other current liabilities                                               59,499                  64,872
     Deposits and deferred revenue                                                                26,375                  11,779
                                                                                         -----------------      ------------------
         Total current liabilities                                                               198,615                 151,976

Long-term debt, excluding current portion (Note 7)                                               179,788                 211,362
Subordinated notes and debentures, excluding current portion  (Note 9)                           139,366                 126,564
Other long-term liabilities                                                                       33,709                  34,992
Deferred income taxes                                                                              2,137                   2,137
                                                                                         -----------------      ------------------
         Total liabilities                                                                       553,615                 527,031

Mandatorily Redeemable 10 1/2% Preferred Stock, par value of $1,000 per share;
     40,000 shares authorized; 36,626 shares issued and outstanding; including
     cumulative dividends (redemption value of $55,554 and $54,102, respectively)                 55,554                  54,102
Mandatorily Redeemable 12% Series C-1 Preferred Stock, par value of $1,000 per share; 40,000 shares authorized, issued and outstanding, including
     cumulative dividends (redemption value of $40,802) (Note 8)                                  40,802                       -
Mandatorily Redeemable 15% Series C-2 Preferred Stock, par value of $1,000 per share; 139,453 shares authorized, issued and outstanding, including
     cumulative dividends (redemption value of $142,949) (Note 8)                                142,949                       -
Mandatorily Redeemable 8 1/2% Series B Preferred Stock, par value of $1,000 per share; 150,000 shares authorized, issued and outstanding; including
     cumulative dividends (redemption value of $0 and $178,016, respectively)                          -                 170,266

Shareholders' Equity
     Common stock, Class A, par value of $.01 per share; 15,000,000 shares
           authorized; 14,760,530 issued and outstanding                                             148                     148
     Common stock, par value of $.01 per share; 100,000,000 shares authorized;
           16,957,593 and 15,708,633 issued and outstanding, respectively                            170                     160
     Additional paid-in capital                                                                  272,214                 270,853
     Accumulated deficit                                                                        (291,786)               (226,335)
                                                                                         -----------------      ------------------
       Total shareholders' (deficit) equity                                                      (19,254)                 44,826
                                                                                         -----------------      ------------------
Total liabilities, mandatorily redeemable preferred stock and shareholders' equity   $           773,666        $        796,225
                                                                                         =================      ==================

                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)


                                                                                         13 weeks ended         13 weeks ended
                                                                                        October 28, 2001       October 29, 2000
                                                                                          (unaudited)             (unaudited)
Cash flows from operating activities
Net loss                                                                                $       (57,863)        $      (18,490)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                              4,256                  4,002
       Amortization of discount on debt                                                             342                     96
       Deferred income taxes                                                                          -                 (9,994)
       Stock compensation charge                                                                     64                    123
       Cumulative effect of change in accounting principle                                       18,658                 (4,047)
       Gain from sale of assets                                                                     (31)                   (64)
       Decrease (increase) in assets:
                  Restricted cash                                                                   432                    138
                  Accounts receivable                                                               210                 (5,786)
                  Inventory                                                                      (5,225)                (4,245)
                  Prepaid expenses                                                               (1,554)                (2,255)
                  Real estate developed for sale                                                  1,482                  8,883
                  Other assets                                                                   (5,997)                (3,051)
       Increase (decrease) in liabilities:
                  Accounts payable and other current liabilities                                 (5,373)                   705
                  Deposits and deferred revenue                                                  14,596                 24,416
                  Other long-term liabilities                                                     6,376                  4,558
                  Other, net                                                                      2,502                      2
                                                                                        -----------------      ------------------
Net cash used in operating activities                                                           (27,125)                (5,009)
                                                                                        -----------------      ------------------
Cash flows from investing activities
       Capital expenditures                                                                      (2,580)               (12,972)
       Proceeds from sale of assets                                                               9,065                     91
                                                                                        -----------------      ------------------
Net cash provided by (used in) investing activities                                               6,485                (12,881)
                                                                                        -----------------      ------------------
Cash flows from financing activities
         Proceeds from long-term debt                                                            35,719                 30,420
         Proceeds from non-recourse real estate debt                                             12,868                 15,975
         Repayment of long-term debt                                                            (17,958)                (5,962)
         Repayment of non-recourse real estate debt                                             (12,871)               (17,498)
         Deferred financing costs                                                                    30                 (1,097)
         Net proceeds from issuance of common stock                                                 997                      -
         Other, net                                                                                  (1)                    11
                                                                                        ----------------       ------------------
Net cash provided by financing activities                                                        18,784                 21,849
                                                                                        ----------------       ------------------

Net (decrease) increase in cash and cash equivalents                                             (1,856)                 3,959
Cash and cash equivalents, beginning of period                                                   11,592                 10,085
                                                                                        ----------------       ------------------

Cash and cash equivalents, end of period                                                $         9,736        $        14,044
                                                                                        =================      ==================

Supplementary disclosure of non-cash items:
Accretion of discount and dividends accrued on mandatorily redeemable preferred stock   $         7,588        $         5,686
Non-cash transfer of real estate developed for sale to fixed assets                     $             -        $        26,239

                          See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

        Notes to (unaudited) Condensed Consolidated Financial Statements

         1. General. American Skiing Company (the "Parent") is organized as a holding company and operates through various subsidiaries (together with the Parent, the "Company"). The Company operates in two business segments, ski resort operations and real estate development. The Company performs its real estate development through its wholly-owned subsidiary, American Skiing Company Resort Properties, Inc. ("Resort Properties"), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. ("Grand Summit"). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2002 and fiscal 2001 are fifty-two week reporting periods, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically posts losses related to resort operations during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements in its Form 10-K for the fiscal year ended July 29, 2001, filed with the Securities and Exchange Commission on November 14, 2001. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed in the Company's Form 10-K have been reclassified to conform to the current period presentation.

         2. Accounting Change. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. The Company has elected early adoption of the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company has recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of accounting change in the accompanying statement of operations. See Notes 5 and 6 for additional disclosure information required by SFAS No. 142.

         3. Loss per Common Share. Loss per common share for the 13 weeks ending October 28, 2001 and October 29, 2000, respectively, were determined based on the following data (in thousands):

                                                                    13 weeks ended     13 weeks ended
                                                                   October 28, 2001      October 29, 2000
                                                                   --------------------------------------
                                    Loss
            Loss before preferred stock dividends and
                  extraordinary items                               $      (39,205)      $       (20,999)
            Accretion of discount and dividends accrued on
                  mandatorily redeemable preferred stock                     7,588                 5,686
                                                                   -----------------   ------------------
           Loss  before accounting changes                                 (46,793)              (26,685)
            Cumulative effect of accounting changes, net of taxes           18,658                (2,509)

            Net loss available to common shareholders               $      (65,451)      $       (24,176)
                                                                   =================   ==================
                                   Shares
            Weighted average shares outstanding (basic and
           diluted)                                                         31,344                30,469
                                                                   =================   ==================

         At October 28, 2001 and October 29, 2000, the Parent had 14,760,530 shares of its class A common stock issued and outstanding, which are convertible into shares of the Parent's common stock. The shares of the Parent's common stock issuable upon conversion of the shares of the Parent's class A common stock have been included in the calculation of the weighted average shares outstanding. At October 28, 2001, the Parent had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (the "Series A

Preferred Stock") and 40,000 shares of its 12% series C-1 convertible participating preferred stock (the "Series C-1 Preferred Stock") issued and outstanding, both of which are convertible into shares of the Parent's common stock. At October 29, 2000, the Parent had 36,626 shares of Series A Preferred Stock and 150,000 shares of Series B Preferred Stock issued and outstanding, both of which are convertible into shares of the Parent's common stock. For a description of the issuance of the shares of Series C-1 Preferred Stock and the agreement by the holders of shares of Series B Preferred Stock to strip the shares of Series B Preferred Stock of all their rights (including the right to convert such shares into shares of the Parent's common stock) except for the right to elect directors of the Parent, see Note 8 to these unaudited Condensed Consolidated Financial Statements. The common stock shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Parent also had 2,732,819 and 2,128,763 exercisable options outstanding to purchase shares of its common stock under the Parent's stock option plan as of October 28, 2001 and October 29, 2000, respectively. These shares are also excluded from the dilutive share calculation because in each case the exercise price is greater than the average share price for the periods presented.

         4. Segment Information. The Company currently operates in two business segments, Resort and Real Estate. The Company's Resort revenues are derived from a wide variety of sources including lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The Company's Real Estate revenues are derived from the sale of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating profits for each of the two reporting segments are as follows (in thousands):

                                                       13 weeks ended     13 weeks ended
                                                         October 28,        October 29,
                                                            2001               2000
                                                       ----------------  -----------------

                 Revenues:
                       Resort                                $  20,317          $  20,912
                       Real Estate                               2,791             27,216
                                                       ----------------  -----------------
                 Total                                       $  23,108          $  48,128
                                                       ----------------  -----------------
                 Loss before benefit from income taxes:
                        Resort                               $ (32,786)         $ (31,432)
                        Real Estate                             (6,419)            (1,125)
                                                       ----------------  -----------------
                 Total                                       $ (39,205)         $ (32,557)
                                                       ----------------  -----------------

         5. Acquired Other Intangible Assets. As of October 28, 2001, acquired other intangible assets of the Company, which are entirely attributed to its Resort segment, are broken down by the following asset classes (in thousands):

                                                     Gross
                                Asset               Carrying       Accumulated
                                Class                Amount        Amortization
                      -------------------------   ------------   ----------------

                 Amortized intangible assets
                       Lease agreements              $  1,853       $      (186)
                                                  ============   ================

                 Unamortized intangible assets
                       Tradenames                    $  6,977
                                                  ============

         Amortization expense related to acquired other intangible assets was $14,000 for the quarter ended October 28, 2001. In addition, future amortization expense related to acquired other intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

         6. Goodwill. The changes in the carrying amount of goodwill for the quarter ended October 28, 2001 are as follows (in thousands):

                                                                      Resort
                                                                      Segment
                                                                   -------------
Carrying value as of July 29, 2001                                    $  23,518
Impairment losses                                                       (18,658)
Reclassification of previously identified
   other intangible assets no longer allowed under SFAS No. 141           2,027
                                                                   -------------
Carrying value as of October 28, 2001                                 $   6,887
                                                                   =============

         Goodwill associated with the Resort segment is tested for impairment at the end of each fiscal year, after the final results of the operating ski season are available. For purposes of implementing SFAS No. 142, the Company used independent third party appraisals, which were prepared using an income approach based on expected future cash flows, to establish the fair value of its reporting units as of July 30, 2001, the date of adoption. The carrying amount of the reporting units associated with the Company's 1996 acquisition of SKI, Ltd. and its subsidiaries exceeded their fair values at the date of adoption. As a result, the Company recognized a transitional impairment loss of $18.7 million, which represented a write-down of goodwill that had been allocated to those reporting units. This transitional impairment loss has been recorded as a cumulative effect of accounting change in the Company's statement of operations for the quarter ended October 28, 2001.

         7. Long-Term Debt. On August 31, 2001, the Company entered into an amendment to its real estate credit facility which substantially reduced interest rates and extended amortization and maturity dates. The amended real estate credit facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

o Tranche A is a revolving facility which has a current maximum principal amount of $22 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0%, payable monthly in arrears. Mandatory principal payments on Tranche A of $3.75 million and $2.5 million each will be payable on December 31, 2001 and January 31, 2002, respectively. So long as no event of default exists under the facility, the Company has the option of extending the December 31, 2001 amortization payment to March 30, 2002. Additional mandatory principal reductions will be required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. The remaining principal amount outstanding under Tranche A will be payable in full on June 30, 2003.

o Tranche B is a $25 million term facility, which bears interest at a fixed rate of 18% per annum, (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually). Mandatory principal payments on Tranche B of $10 million are due on each of December 31, 2003 and June 30, 2004. The remaining $5 million in principal and all accrued and unpaid interest on Tranche B will be due in full on December 31, 2004.

o Tranche C is a $12 million term facility, which bears interest at an effective rate of 25% per annum and will mature on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

         In August 2001, the Company entered into amendments to its $110 million Textron real estate development loan and its $10 million subordinated real estate note with Textron, which, among other things, reduced the effective interest rates and extended the maturity dates of these facilities. The maturity date for funds advanced under the Steamboat portion of the senior Textron facility has been extended to March 31, 2003 and the maturity date for funds advanced under The Canyons portion of the senior Textron facility has been extended to September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the senior Textron facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under The Canyons portion of the senior Textron facility is at Prime plus 2.5%, with a floor of 9.0% for funds advanced by Textron and a floor of 9.5% for funds advanced by other lenders in the syndicate. As of October 28, 2001, the outstanding principal balances of the Steamboat and The Canyons portions of the Textron real estate development loan were $38.5 million and $12.8 million, respectively.

         8. Recapitalization. On July 15, 2001, the Parent entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities (collectively, "Oak Hill") to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

o The Parent issued, and Oak Hill purchased, $12.5 million aggregate principal amount of junior subordinated notes (the "Junior Subordinated Notes"), which are convertible into shares of the Parent's series D participating preferred stock (the "Series D Preferred Stock"). These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by the Parent from Resort Properties;

o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;

o Oak Hill agreed to provide a guarantee of $14 million for the financing of certain equipment related to the Heavenly gondola;

o Oak Hill purchased one million shares of the Parent's common stock for an aggregate purchase price of $1 million;

o Oak Hill and the Parent canceled an agreement to provide Oak Hill with warrants for 6 million shares of the Parent's common stock or 15% of the common stock of Resort Properties.

         In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to four directors;

o The Parent issued to Oak Hill two new series of Preferred Stock; (i) $40 million of Series C-1 Preferred Stock, and (ii) $139.5 million of Series C-2 Preferred Stock. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively. At the Parent's option, dividends can either be paid in cash or accrued in additional shares. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of Series C-1 Preferred Stock and Series C-2 Preferred Stock will mature in July, 2007;

o At Oak Hill's option, and subject to the consent of the other lenders under the Resort Properties credit facility, Tranche C of the Resort Properties credit facility will be exchangeable in whole or in part into indebtedness of the Parent when permitted under the existing debt agreements.

         During July 2000, Resort Properties issued debt to Oak Hill under Tranche C of the real estate credit facility. Additionally, Oak Hill entered into a securities purchase agreement for the issuance of warrants for 6,000,000 shares of the Parent's common stock with an exercise price of $2.50 per share. Under the terms of the agreement, net share settlement was required. The transaction was accounted for as debt issued with detachable warrants under APB No. 14. APB No. 14 requires the portion of the proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to the warrants should be accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. Upon execution of the transaction, the Parent did not issue Oak Hill the warrants. Therefore, the Company recorded a $7.7 million long-term liability to represent the Parent's obligation to issue the warrants. As part of the July 15, 2001 security purchase agreement, Oak Hill agreed to cancel its right to receive these warrants, as they had an exercise price of $2.50 and the Parent's stock was then trading at approximately $1 per share. In the first quarter of fiscal 2002, the Company reclassified the $7.7 million other long-term liability to additional paid-in capital as if the warrants were issued, in accordance with EITF 96-13, "contracts that require a net share settlement should be initially measured at fair value and reported in permanent equity. Subsequent changes in fair value should not be recognized." Therefore, any change in the market value of the warrants since Oak Hill received the rights to receive the warrants, was never recognized.

         The Company has accounted for the termination of the liquidation preference of the Series B Preferred Stock as a capital transaction in conjunction with the accounting for the termination of the warrants described above. Accordingly, the Company reversed the carrying value of the Series B Preferred Stock of $172.1 million as of August 31, 2001 and correspondingly recorded the Series C-1 Preferred Stock and C-2 Preferred Stock at their initial face values of $40.0 million and $139.5 million, respectively. No gain or loss was recognized by the Company related to the recapitalization transactions.


         9. Subordinated Notes. In June of 1996 the Parent issued $120.0 million of 12% senior subordinated notes (the "Notes"). The Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its senior credit facility. The Notes are fully and unconditionally guaranteed by all subsidiaries of the Parent with the exception of Ski Insurance, Killington West, Ltd., Mountain Water Company, Uplands Water Company and Walton Pond Apartments, Inc. The above listed subsidiaries that are not guarantors are individually and collectively immaterial to Company's balance sheet and results of operations. The guarantor subsidiaries are wholly owned subsidiaries of the Parent and its subsidiaries and the guarantees are full, unconditional, and joint and several. Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advice funds to the Parent. Borrowers under the Resort Properties credit facility are restricted from declaring dividends or advancing funds to the Parent by any other method, unless specifically approved by these lenders. The Parent's senior credit facility contains restrictions on the payment of dividends by the Parent on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Company's consolidated net income after July 31, 1997, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Company's debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to 1. On an annual basis, the Company has not had net income subsequent to July 31, 1997.

         Under the indenture governing the Notes, the Parent is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

         10. Other Non-recurring Charges. For the thirteen weeks ended October 28, 2001, the Company incurred $1.6 million in charges related to the implementation of its previously announced strategic restructuring plan. These costs consisted mainly of legal, consulting and financing costs incurred in connection with its Resort and Real Estate credit facility amendments and the capital infusion from Oak Hill (See Note 8). There were no employee termination costs included in this $1.6 million charge, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of fiscal 2001. All of the amounts recognized in the first quarter of fiscal 2002 were paid or accrued for services previously rendered in connection with this strategic restructuring plan. The Company has not established any reserves for anticipated future restructuring charges and did not have such a reserve established at the end of fiscal 2001. The Company will continue to recognize expenses associated with its strategic restructuring plan as they are incurred.

         11. Subsequent Events. On December 6, 2001, a syndicate of investors led by Fleet National Bank funded a $14 million loan under a term loan agreement entered into with Heavenly Valley, Limited Partnership, one of the Parent's subsidiaries. This term loan is collateralized by various assets of the gondola located at Heavenly. The loan matures on November 30, 2006, bears a fixed interest rate of 10 1/2% and is guaranteed by Oak Hill and the Parent.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of the September 11th attacks); inability to complete our restructuring plan; failure to effectively manage growth, business and financial condition; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we filed with the SEC. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Securities Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General
         The following is our discussion and analysis of the financial condition and results of operations for the quarter ended October 28, 2001. As you read the material below, we urge you to carefully consider our fiscal 2001 Annual report on Form 10-K filed on November 14, 2001 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

         We have completed several aspects of this plan to date, including the restructuring of three of our major credit agreements, an additional capital infusion by Oak Hill, the implementation of a staff reorganization plan to improve operational efficiencies and we obtained a $14 million long-term financing facility for equipment relating to the Heavenly gondola. The ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan elements, in particular the sale of Steamboat to reduce leverage. The tragic events of September 11th have delayed the completion of the sale of Steamboat. We have retained Credit Suisse First Boston and Main Street Advisors to assist with marketing Steamboat. We have recently entered into a non-binding letter of intent to sell Steamboat and we are continuing negotiations with other potential buyers. Although we are currently hopeful that the sale of Steamboat can be completed within the next sixty to ninety days, there can be no assurance that we will be able to complete this element of the strategic plan. The failure to consummate the sale of Steamboat may have significant adverse effects on our future operating performance and results. For a more detailed discussion, see "Resort Liquidity" below.

         As part of our effort to implement the operational cost savings element of our restructuring plan, we have converted 160 full-time year-round positions to seasonal positions in order to better match our operating cycle. In addition, we have eliminated approximately 70 full time year-round positions. We have commenced this operational reorganization in order to provide us with greater flexibility in our cost structure and respond more appropriately to the seasonal nature of our business. Early benefits from these steps were realized during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. We expect the reorganization benefits to be more fully realized during 2002.

         On December 6, 2001, a syndicate of banks led by Fleet National Bank funded $14 million under a term loan agreement entered into with Heavenly Valley, Limited Partnership, one of our subsidiaries. This term loan relates to the financing of the Heavenly gondola. The loan matures on November 30, 2006, bears a fixed interest rate of 10 1/2% and is guaranteed by Oak Hill and us.

Recapitalization: On July 15, 2001, we entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities, collectively "Oak Hill". Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

o We issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into our shares of Series D Preferred Stock. These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of our real estate subsidiary, Resort Properties, by way of the purchase of certain real estate assets by us from Resort Properties;

o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;

o Oak Hill agreed to provide a guarantee of $14 million for the financing of certain equipment related to the Heavenly gondola;

o Oak Hill purchased one million of our shares of common stock for an aggregate purchase price of $1 million;

o Oak Hill and the Company canceled an agreement to provide Oak Hill with warrants for 6 million shares of our common stock or 15% of the common stock of Resort Properties.

         In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to four directors; The Series B Preferred Stock will lose its remaining rights upon the redemption of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (described below).

o We issued to Oak Hill two new series of Preferred Stock; (i) $40 million of Series C-1 Preferred Stock, and (ii) $139.5 million of Series C-2 Preferred Stock. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively. At our option, we can either pay the dividends in cash or accrue the dividends in additional shares. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of Series C-1 Preferred Stock and Series C-2 Preferred Stock mature in July, 2007;

o At Oak Hill's option, and subject to the consent of the other lenders under the Resort Properties credit facility, Tranche C of the Resort Properties credit facility will be exchangeable in whole or in part into our indebtedness when permitted under the existing debt agreements.

         During July 2000, Resort Properties issued debt to Oak Hill under Tranche C of the real estate credit facility. Additionally, Oak Hill entered into a securities purchase agreement for the issuance of warrants for 6,000,000 shares of our common stock at an exercise price of $2.50 per share. Under the terms of the agreement, net share settlement was required. The transaction was accounted for as debt issued with detachable warrants under APB No. 14. APB No. 14 requires the portion of the proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to the warrants should be accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. Upon execution of the transaction, we did not issue Oak Hill the warrants. Therefore, we recorded a $7.7 million long-term liability to represent our obligation to issue the warrants. As part of the July 15, 2001 security purchase agreement, Oak Hill agreed to cancel its right to receive these warrants, as they had an exercise price of $2.50 and our stock was then trading at approximately $1 per share. In the first quarter of fiscal 2002, we reclassified the $7.7 million other long-term liability to additional paid-in capital as if the warrants were issued, in accordance with EITF 96-13, "contracts that require a net share settlement should be initially measured at fair value and reported in permanent equity. Subsequent changes in fair value should not be recognized." Therefore, any change in the market value of the warrants since Oak Hill received the rights to receive the warrants, was never recognized.

         We have accounted for the termination of the liquidation preference of the Series B Preferred Stock as a capital transaction in conjunction with the accounting for the termination of the warrants described above. Accordingly, we reversed the carrying value of the Series B Preferred Stock of $172.1 million as of August 31, 2001 and correspondingly recorded the Series C-1 Preferred Stock and C-2 Preferred Stock at their initial face values of $40.0 million and $139.5 million, respectively. We did not recognize any gain or loss related to the recapitalization transactions.

Liquidity and Capital Resources

Short-Term. Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling our real estate development projects, funding our fiscal 2002 capital improvement program, meeting the amortization and interest payments on our debt and redeeming our Series A Preferred Stock on November 15, 2002. We use different sources to fund the cash requirements of our ski-related and real estate development activities. Other than the proceeds from the recapitalization described above, our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Other than the proceeds from the recapitalization described above, real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate credit facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These real estate facilities are without recourse to us and our resort operating subsidiaries (although defaults under these facilities could result in cross-defaults under our major credit facilities) and are collateralized by significant real estate assets of Resort Properties, and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary. As of October 28, 2001, the book value of the total assets that collateralized these facilities and which are included in the accompanying unaudited condensed consolidated balance sheet was approximately $213.2 million.

        Resort Liquidity. We maintain a $159.5 million senior credit facility with Fleet National Bank, as agent, and certain other lenders. This facility consists of a $96.7 million revolving portion and a $62.8 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004 and the term portion matures on May 31, 2006. On July 12, 2001, we created a $5.2 million additional credit advance under the existing revolving portion of the facility for the purpose of funding the July 15, 2001 interest payment on our Senior Subordinated Notes. As described below, we permanently reduced the term portion by $2.2 million and the availability of the revolving portion of the facility by $3.3 million in conjunction with our sale of Sugarbush. As of December 11, 2001, the outstanding amount of the term loan was $61.6 million and we had drawn or committed for letters of credit approximately $75.4 million of the total $96.7 million available under the revolving portion of our senior credit facility.

         We continue to pursue the sale of Steamboat, the proceeds from which are expected to substantially reduce our leverage, and hope to have a transaction completed within the next sixty to ninety days. Should we complete the Steamboat sale, we presently anticipate that we will be able to meet the financial covenants of the amended senior credit facility for the foreseeable future. In the event that we are unable to complete the Steamboat sale or make the optional prepayment (described below) by the end of calendar 2001, we presently anticipate that under normal operating circumstances, we will still be able to meet the financial covenants of the senior credit facility through the end of fiscal 2002, at which time we would no longer be in compliance under these covenants and will be required to renegotiate them. There can be no assurance, however, that we will be able to meet these covenants for the remainder of fiscal 2002 if we do not complete the Steamboat sale. If we are unable to obtain acceptable amendments to our senior credit facility, we will be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of the senior credit facility, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

          In November 2001, we entered into an amendment to the senior credit facility which allows us to raise an additional $7.2 million through a junior subordinating participating interest in certain revolving credit advances under the senior credit facility. Pursuant to a commitment from Oak Hill they would purchase this participating interest and the proceeds would be used to make the January 2002 interest payment on our Senior Subordinated Notes. This new advance will bear interest at a fixed rate of 17.5% and would be repaid first by any proceeds from the sale of Steamboat. In the event that we do not sell Steamboat, this junior participating interest in the revolver would only be repaid after all existing revolving credit advances are paid.


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

        The interest rate on all term and revolving credit amounts outstanding (excluding the $5.2 million additional credit advance) is equal to the Fleet National Bank Base Rate plus 3.0%, until such time that we make the optional prepayment. Should we make the $90 million optional prepayment, the interest rates will be reset to a new pricing grid under which the rates for both the term and revolving facilities will vary, based on our leverage ratios, from a minimum of the Fleet National Bank Base Rate plus 1.25% or LIBOR plus 2.50% to a maximum of the Fleet National Bank Base Rate plus 2.25% or LIBOR plus 3.75%. Should we fail to make the optional prepayment, the interest rates on both the revolving and term facilities will increase incrementally to the Fleet National Bank Base Rate plus 4.25%. The $5.2 million additional credit advance bears interest at a fixed rate of 12%.

        The senior credit facility includes a provision for a deferred interest spread, pursuant to which interest shall accrue (effective on May 1, 2001) at a rate of 2% per annum on all amounts outstanding under the facility. If we fail to make the optional prepayment, the deferred interest spread will continue to accrue and we will be obligated to pay the deferred interest spread that has accrued as of August 1, 2002 on such date. If we are able to make the optional prepayment, the deferred interest spread that has accrued through the date of the optional prepayment shall be waived, and, as of the date of the optional prepayment, the deferred interest spread shall cease to accrue. As of October 28, 2001, we have accrued $1.3 million of deferred interest spread under this provision.

        The maximum availability of the revolving portion of the senior credit facility varies between $20.5 million and $96.7 million following a schedule we negotiated with our lenders and adjusted for the sale of Sugarbush. The revolving portion of the facility is also subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $20 million (which amount shall be reduced to $5 million if we make the optional prepayment described above).

         The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The senior credit facility also places an annual maximum level of non-real estate capital expenditures, exclusive of amounts expended on the Heavenly gondola project. For fiscal 2001, we satisfied the maximum capital expenditure requirement, as our resort capital expenditures were $8.8 million for the year (excluding the Heavenly gondola). We are permitted to make total capital expenditures of up to $30 million in connection with the completion of the Heavenly gondola in Lake Tahoe, Nevada. The Heavenly gondola became operational, and began transporting skiers in December 2000. As of December 1, 2001, we have expended $24.9 million on the construction of the Heavenly gondola. The Company expects to spend the balance of approximately $6 million on phase II of the project following completion of our strategic restructuring plan.

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

        On September 28, 2001, we closed on the sale of our Sugarbush ski resort in Warren, VT to Summit Ventures NE, Inc. The net proceeds from this sale of approximately $7.3 million after certain working capital adjustments were used to reduce the revolving portion of our senior credit facility by $5.2 million, of which $3.3 million was a permanent reduction, and to permanently reduce the term portion by $2.2 million. In conjunction with this transaction, we also entered into a third amendment to our senior credit facility, dated as of September 10, 2001. This amendment, among other things, provides the consent of the lenders to sell the Sugarbush resort and it further reduces the maximum revolver availability amounts established in the second amendment to the facility by $1.5 million, excluding the permanent reduction based on the proceeds of the sale.

        On December 6, 2001, we closed on a $14 million secured loan with Fleet National Bank and Black Diamond Capital. This five-year facility, which is secured by certain equipment related to the Heavenly gondola, bears interest at a fixed rate of 10 1/2% per annum. Principal and interest will be repaid on a monthly amortization schedule through its maturity in December 2006.

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

         Real Estate Liquidity. To fund working capital and fund its fiscal 2002 real estate development plan, Resort Properties relies on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million real estate credit facility and construction loans through special purpose subsidiaries. We have revised our real estate business plan and completed discussions with our senior lenders regarding near-term liquidity issues and implemented a package of restructuring initiatives designed to significantly improve the capital structure and liquidity of Resort Properties. As part of these restructuring initiatives, we amended our real estate credit facility in August 2001, which substantially reduced interest rates and extended amortization and maturity dates (discussed in detail below). We infused $12.5 million in proceeds from the Junior Subordinated Notes issued by us to Oak Hill on August 31, 2001 into Resort Properties by way of the sale of certain real estate assets from Resort Properties to us. $6.25 million of the proceeds were used to reduce debt under the Tranche A of Resort Properties' real estate credit facility with the remainder being retained to provide liquidity. We are closely monitoring macro and resort-specific factors affecting the sale of our current real estate inventory. Although we have been experiencing an improvement in sales activities, if we are unable to achieve planned sales levels during the upcoming ski season and sell certain real estate assets as part of the Steamboat transaction, the obligatory amortization schedules for our construction loan and real estate credit facilities may not be achieved and our ability to meet the working capital requirements of Resort Properties and its subsidiaries will be adversely impacted.

Real Estate Credit Facility: As amended, the Resort Properties real estate credit facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

o Tranche A is a revolving facility which, as of December 11, 2001, has a current maximum principal amount of $22 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). Mandatory principal payments on Tranche A of $3.75 million and $2.5 million each are payable on December 31, 2001 and January 31, 2002, respectively. So long as no event of default exists under the facility, the Company has the option of extending the December 31, 2001 amortization payment to March 30, 2002. Additional mandatory principal reductions will be required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. The remaining principal amount outstanding under Tranche A will be payable in full on June 30, 2003.

o Tranche B is a term loan facility that has a maximum principal amount of $25 million, bears interest at a fixed rate of 18% per annum, (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually). Mandatory principal payments on Tranche B of $10 million are due on each of December 31, 2003 and June 30, 2004. The remaining $5 million in principal and all accrued and unpaid interest on Tranche B are due in full on December 31, 2004.

o Tranche C is a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 25% per annum and matures on December 31, 2005. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

         As of December 1, 2001, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the second amended real estate facility were $19.0 million, $27.4 million, and $14.2 million, respectively.

         Security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit) collateralize the real estate credit facility. As of October 28, 2001, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $213.2 million.

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

         We have entered into and closed on a settlement memorandum with the general contractor for the Steamboat Grand Hotel project, which resolved all pending claims between the parties and resulted in the removal of certain mechanics' liens. In connection with these settlements and our restructuring, we entered into amendments to the construction loan facility. We also issued a $3.8 million note to the general contractor for the remaining balance due under the Steamboat project. That note matures on March 31, 2001, and is expected to be fully amortized prior to that date through proceeds of inventory sales at the Steamboat project.

         As of December 1, 2001, the amount outstanding under the construction loan facility was $50.1 million and there was no availability remaining under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the facility, which is subject to covenants, representations and warranties customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $150.2 million as of October 28, 2001, which in turn comprise substantial assets of our business). In August 2001, we entered into amendments to our Textron construction loan and subordinated loan tranche facilities, which, among other things, reduced the effective interest rates and extended the maturity dates of these facilities. The maturity date for funds advanced under the Steamboat portion of the senior Textron facility is March 31, 2003 and the maturity date for funds advanced under the Canyons portion of the senior Textron facility is September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the senior Textron facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under The Canyons portion of the senior Textron facility is at Prime plus 2.5%, with a floor of 9.0% for advances made by Textron and 9.5% for advances made by other lenders in the syndicate.

         We are required to reduce the outstanding principal balance of the Textron construction facility to $50 million by March 31, 2002 and to $25 million by September 30, 2002. We anticipate that we will be able to meet the March 31, 2002 amortization level with proceeds from units already sold, but not yet closed. We anticipate that we will also be able to meet the September 30, 2002 amortization level with proceeds from anticipated quartershare unit sales over the next ten months. We are closely monitoring macro and resort-specific factors affecting the sale of our current real estate inventory. Although we have been experiencing an improvement in sales activities, if we are unable to achieve planned sales levels during the upcoming ski season and sell certain real estate assets as part of the Steamboat transaction, the obligatory amortization schedules set forth above may not be achieved and our ability to meet the working capital requirements of Resort Properties and its subsidiaries will be adversely impacted.

         The amended subordinated loan tranche facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of December 1, 2001, the amount outstanding under the subordinated loan tranche facility was $6.9 million and there was approximately $900,000 of availability remaining to fund completion of certain penthouse units at the Steamboat Grand Hotel. Those penthouses are under construction and we expect them to be completed in December 2001 and January 2002.

         Preferred Stock Requirement: We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of $55.4 million as of October 28, 2001. The Series A Preferred Stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. On November 15, 2002, we will be required to redeem the Series A Preferred Stock at a redemption price of approximately $62 million, to the extent that we have funds legally available for such redemption. We do not expect to redeem the Series A Preferred Stock prior to its mandatory redemption date, and we can give no assurance that the necessary liquidity will be available to effect such redemption on a timely basis. We currently plan to commence discussions with the Series A Preferred Stock holder regarding the timing and manner of the redemption of the Series A Preferred Stock and/or possible alteration of the terms thereof when we have completed the remaining elements of the current restructuring plan. In the event that the Series A Preferred Stock is not redeemed on its mandatory redemption date, the Certificate of Designation for the Series A Preferred Stock provides that the holders shall be entitled to an increased rate of interest on their security and one seat on our board of directors.

         Long-Term. Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts and the development of our slope side real estate. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. For our 2002 and 2003 fiscal years, we anticipate our annual maintenance capital needs to be approximately $10 to $12 million.

         There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. We finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The amended senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 at $13.8 million. In addition, we are permitted to and expect to make additional capital expenditures of up to $6 million in connection with the completion of the Heavenly gondola in Lake Tahoe, Nevada. The Heavenly gondola became operational, and began transporting skiers in December 2000. As of December 1, 2001, we have expended $24.9 million on the construction of the Heavenly gondola. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the near future.

         Our business plan anticipates the rapid sale of remaining real estate inventory and gradual phased development of condominium hotels and townhouses, as well as associated retail and food and beverage outlets at our resorts. The timing and extent of these projects are subject to local and state permitting requirements, which may be beyond our control, as well as our cash flow requirements and the availability of external capital. We undertake real estate development through our real estate development subsidiary, Resort Properties. Recourse on debt incurred to finance this real estate development is limited to Resort Properties and its subsidiaries, which include Grand Summit. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of October 28, 2001, the total assets collateralizing the real estate facilities, included in the accompanying unaudited condensed consolidated balance sheet, totaled approximately $213.2 million. The real estate credit facility and the construction loan facility currently fund Resort Properties' seven existing development projects.

         We expect to undertake future real estate development projects through special purpose subsidiaries with financing provided principally on a non-recourse basis to us and our resort operating subsidiaries. Although we expect this financing to be non-recourse to us and our resort subsidiaries, it will likely be collateralized by the real estate projects being financed, which may constitute significant assets to us. We must generate required equity contributions for these projects before undertaking them, and the projects are subject to mandatory pre-sale requirements under the real estate credit facility. Potential sources of equity contributions include sales proceeds from existing real estate projects and assets (to the extent not applied to the repayment of indebtedness), and the possible sale of equity or debt interests in Resort Properties or its real estate development subsidiaries. Financing commitments for future real estate development do not currently exist, and we can offer no assurance that they will be available on satisfactory terms. We will be required to establish both equity sources and construction facilities or other financing arrangements for our projects before undertaking them. In addition, the credit facilities affecting us place significant restrictions on our ability to secure additional equity or place additional debt.



                       Changes in Results from Operations

         For the 13 weeks ended October 28, 2001 compared to the 13 weeks ended October 29, 2000

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. Results of Sugarbush operations are included in our statement of operations through that date, which covers the first two months of the fiscal year. For comparability, the results of operations at Sugarbush are excluded from both current and prior year results in the discussion of the results of resort operations. The following table reconciles results from resort operations as reported for the first quarter of fiscal 2002 and fiscal 2001, both including and excluding the results of Sugarbush resort (in thousands):

         .
                                  Resort Results as        Sugarbush Results      Results Excluding Sugarbush  Variance
                                   13 Weeks ended            13 Weeks ended            13 Weeks ended          Excluding
                               ------------------------   ---------------------    -----------------------
                                10/29/01     10/28/00     10/29/01   10/28/00       10/29/01    10/28/00       Sugarbush
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Total resort revenues             $ 20,317    $ 20,912       $  697    $ 1,087       $ 19,620    $ 19,825        $  (205)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Cost of resort operations           27,173      30,343        1,141      1,971         26,032      28,372         (2,340)
Marketing, general and
      administrative costs          11,391      10,443          458        539         10,933       9,904           1,029
Other non-recurring charges          1,626           -            -          -          1,626           -           1,626
Depreciation and amortization        3,594       3,529            -         14          3,594       3,515              79
Interest expense                     9,319       8,031            8         13          9,311       8,018           1,293
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses               53,103      52,346        1,607      2,537         51,496      49,809           1,687
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Loss from resort operations     $ (32,786)   $(31,434)      $ (910)   $(1,450)      $(31,876)   $(29,984)       $ (1,892)
                               ============ ===========   ========== ==========    =========== ===========    ============

Resort EBITDA(1), excluding
    other non-recurring charges $ (18,247)   $(19,872)      $ (902)   $(1,423)      $(17,346)   $(18,449)        $  1,104
                               ============ ===========   ========== ==========    =========== ===========    ============

(1) - We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

         The results of our resort operations for the first quarter of Fiscal 2002 include the impact of our strategic restructuring program that was implemented in the fourth quarter of fiscal 2001. Despite increased revenues from the new Steamboat hotel and Heavenly gondola, resort revenues decreased 1% as a result of the softening economy and the impact of the events of September 11th on the travel and leisure business. Resort operating expenses (including marketing, general and administrative costs) for the first quarter of fiscal 2002 were $1.3 million lower than last year, primarily as a result of the cost restructuring initiatives we implemented in the fourth quarter of fiscal 2001. We also incurred $1.6 million in other non-recurring charges related to the implementation of our strategic restructuring plan. These costs consisted mainly of organizational restructuring costs and legal, consulting and financing costs incurred in connection with our credit facility amendments and capital infusion from Oak Hill. Excluding these restructuring charges, our Resort earnings before interest, taxes and depreciation, or EBITDA, loss was $1.1 million lower than the same period last year. Due to the seasonality of the ski industry, we typically experience losses related to resort operations during our first and fourth fiscal quarters.

         Recent Trends: Our results for Thanksgiving week were weaker than during the prior year as a result of warmer than normal weather conditions at all of our resorts. In the east, all of our resorts were open during Thanksgiving week, with the exception of Attitash Bear Peak, but with significantly less terrain than in the prior year when we benefited from excellent early season conditions. As a result, skier visits in the east were substantially less than the levels achieved last season. All of our resorts in the east, excluding Sunday River, were closed following Thanksgiving week due to warmer than normal weather which impacted snowmaking operations. A return of colder weather in the east has allowed snowmaking operations to resume and all of our eastern resorts were open as of December 11, 2001.

         All of our western resorts opened later than last season as a result of warmer weather and a lack of snowfall. The Canyons resort, in Park City, Utah, was open by Thanksgiving weekend as a result of significant natural snowfall. However, the late arrival of the snow impacted reservation activity, and results for Thanksgiving week were weaker than during the prior year. To date, heavy snowfall has allowed The Canyons to offer visitors more than double the amount of terrain than at the same time last season. Heavenly resort, in South Lake Tahoe, opened on November 23rd with significantly less terrain than last season resulting in lower visitation. Warm weather and a lack of natural snowfall in the Colorado Rockies delayed the opening of Steamboat until November 30th. However, all of our western resorts have seen significant snowfall since Thanksgiving week and skiing and riding conditions have improved and are significantly better than last year.

         With improved ski conditions in the west, our reservation and call activity have improved significantly after a sharp decline following the events of September 11th. Total winter reservations are down approximately 10% year-to-date across our resort network, with eastern resorts showing a 2% decrease and western resorts showing about a 19% decline. We anticipate that a return to colder weather in east coupled with heavy natural snowfall in the west will result in improve call volume and reservation activity.

         Season pass sales at our resorts are tracking approximately 6% higher year-over-year, as of December 9, 2001, with a number of resorts experiencing double digit increases. Season pass revenues are recognized during our second and third fiscal quarters.


Real Estate Operations:
         Real estate revenues decreased by $24.4 million in the current quarter compared to fiscal 2001, from $27.2 million to $2.8 million. Last year we recognized $15.6 million in revenue from closings at the Steamboat Grand Hotel. This project went on line during the first quarter of fiscal 2001 and most of the revenues we recognized were from pre-sales activities. In the first quarter of fiscal 2002 we recognized $1.5 million in revenues from closings at this project. Our real estate revenues in the first quarter last year also included $4.4 million from our sale of option rights to certain real estate land adjacent to our Heavenly gondola. We had no such land sales in the first quarter of fiscal 2002. We were $5 million behind last year in closings of quartershare units at the Grand Summit Hotel at The Canyons, as we recognized $5.3 million in revenues during the first quarter of fiscal 2001, compared to $0.3 million this year. Last year's results also included $0.4 million and $0.3 million, respectively, from sales of units at the Sundial Lodge at The Canyons and the Locke Mountain Townhomes at Sunday River. Both of these projects were fully-sold whole ownership condominium facilities for which we have no comparable revenues in this current fiscal quarter.

         Our loss from real estate operations increased by $5.3 million, from $1.1 million in the first quarter of fiscal 2001 to $6.4 million in fiscal 2002. The largest factor in this increase was the $3.3 million gain that we recognized last year from the sale of option rights to land at Heavenly, for which we had no comparable gain this year. We also recognized approximately $1 million less in Real Estate EBITDA from sales at The Canyons and Steamboat Grand Summit hotels due to the lower volume of revenues on those projects alluded to above. We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

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

         We have recently instituted programs to bring about a complete sell-out of units at our eastern properties during Fiscal 2002. One of these programs was an auction of Attitash units that we held on November 3, 2001, which resulted in the sale of 147 of the remaining 167 units at that location. The auction and subsequent sales have resulted in approximately $3.8 million in new sales contracts, all of which we anticipate closing during our second fiscal quarter.

         Cumulative effect of accounting changes. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. We have elected early adoption of the provisions of SFAS No. 142 and have recognized a goodwill impairment charge of $18.7 million in the first quarter of fiscal 2002. The cumulative accounting change of $2.5 million (net of $1.5 million tax provision) in fiscal 2001 resulted from recording the fair value of non-hedging derivatives on our balance sheet in connection with our initial adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133.

      Benefit from income taxes decreased from $11.6 million in fiscal 2001 to $0.0 this year. We have re-evaluated our income tax position, and have determined that we do not expect to recognize any income tax expense or benefit in the foreseeable future.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock increased $1.9 million, from $5.7 million for the first quarter of fiscal 2001 to $7.6 million in fiscal 2002. This increase is primarily attributable to the increase in the dividend rate from an effective rate of 9.7% on our Series B preferred Stock to 12% and 15% on our new Series C-1 Preferred Stock and Series C-2 Preferred Stock, which we issued to replace the Series B Preferred Stock on August 31, 2001. See "Management's Discussion and Analysis of Results of Operations - Liquidity - Recapitalization" for more details.

Recently Issued Accounting Standards

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

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 29, 2001, as filed with the Securities and Exchange Commission on November 14, 2001.

                          Part II - Other Information

                                     Item 2
                    Changes in Securities and Use of Proceeds

In connection with the recapitalization described in Part I, Item 2 of this quarterly report on Form 10-Q, on August 31, 2001:

o We issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into our shares of Series D Preferred Stock. These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of our real estate subsidiary, Resort Properties by way of the purchase of certain real estate assets by us from Resort Properties;

o Oak Hill purchased one million of our shares of common stock for an aggregate purchase price of $1 million;

o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to four directors;

o We issued to Oak Hill two new series of Preferred Stock; (i) $40 million of Series C-1 Preferred Stock, and (ii) $139.5 million of Series C-2 Preferred Stock. The initial face value of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry cumulative preferred dividends of 12% and 15%, respectively, compounding quarterly. At our option, we can either pay the dividends in cash or accrue the dividends in additional shares. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of Series C-1 Preferred Stock and Series C-2 Preferred Stock will mature in July, 2007.


      The issuance of these securities was exempt from registration pursuant to
Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The transaction was privately negotiated and Oak Hill was an accredited investor at that time. No public offering or public solicitation was used by us in the placement of these securities.

                                     Item 5
                                Other Information

         On December 6, 2001, a syndicate of investors led by Fleet National Bank funded a $14 million loan under a term loan agreement entered into with Heavenly Valley, Limited Partnership, one of our subsidiaries. This term loan relates to the financing of the Heavenly gondola. The loan matures on November 30, 2006, bears a fixed interest rate of 10 1/2% and is guaranteed by Oak Hill and us. This loan enables us to meet one of the requirements of our senior credit facility.

                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith are the following material agreements:

Exhibit No.       Description

1. Purchase and Sale Agreement among Sugarbush Resort Holdings, Inc., American Skiing Company and Summit Ventures NE, Inc. Dated as of September 7, 2001

2. Fourth Amendment to the Amended, Restated And Consolidated Credit Agreement with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent

3. Consent Under the Amended, Restated and Consolidated Credit Agreement dated as of December 5, 2001

4. Term Loan Agreement Dated as of December 5, 2001 among Heavenly Valley, Limited Partnership, as Borrower, certain Lenders and Fleet National Bank, as Administrative Agent



b) Reports on Form 8-K

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



Date: December 12, 2001                             /s/ William Fair
-------------------------------                 --------------------------------
                                                  William Fair
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)


Date: December 12, 2001                            /s/ Mark J. Miller
-------------------------------                 -------------------------------
                                                   Mark J. Miller
                                                   Senior Vice President
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)