Form 10-Q
period 2002-01-27
AMERICAN SKIING CO /ME
filed 2002-03-18
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
               ACT OF 1934 FOR THE QUARTER ENDED JANUARY 27, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from____________ to ____________.

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

Yes [X]  No [  ]


         The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,957,593 shares of common stock, $.01 par value, as of March 17, 2002.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (unaudited) for the 13 weeks ended January 27, 2002 and the 13 weeks ended
               January 28, 2001................................................3

         Condensed Consolidated Statements of Operations (unaudited) for the 26 weeks ended January 27, 2002 and the 26 weeks ended
               January 28, 2001................................................4

         Condensed Consolidated Balance Sheets as of January 27, 2002
               (unaudited) and July 29, 2001...................................5

         Condensed Consolidated Statement of Cash Flows (unaudited) for the 26 weeks ended January 27, 2002 and the 26 weeks ended
               January 28, 2001................................................6

         Notes to (unaudited) Condensed Consolidated Financial Statements......7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-Looking Statements...........................................14

         General..............................................................14

         Liquidity and Capital Resources......................................15

         Changes in Results of Operations.....................................19


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

Item 4.  Submission of Matters to a Vote of Security Holders..................24


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.....................................25

                         Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)



                                         13 weeks ended          13 weeks ended
                                        January 27, 2002        January 28, 2001
                                                       (unaudited)


   Net revenues:
       Resort                          $        108,839      $          125,539
       Real estate                               12,315                  30,725
                                      ------------------     -------------------
          Total net revenues                    121,154                 156,264

   Operating expenses:
       Resort                                    72,276                  84,291
       Real estate                               11,953                  26,216
       Marketing, general and
          administrative                         18,072                  17,867
       Non-recurring restructuring
          and asset impairment charges
          (Note 12)                              26,253                       -
       Depreciation and amortization             14,582                  19,955
                                      -----------------     -------------------
          Total operating expenses              143,136                 148,329
                                      ------------------     -------------------

Income (loss) from operations                   (21,982)                  7,935
       Interest expense                          13,398                  14,723
                                      ------------------     -------------------

Loss before benefit from income taxes           (35,380)                 (6,788)
       Benefit from income taxes
       (Note 5)                                       -                  (2,188)
                                      ------------------     -------------------

Loss before preferred stock dividends           (35,380)                 (4,600)
       Accretion of discount and
       dividends accrued on
         Mandatorily redeemable
         preferred stock                          8,119                   5,805
                                      ------------------     -------------------
Net loss available to common
       shareholders                    $        (43,499)     $          (10,405)
                                      ==================     ===================

Accumulated deficit, beginning of
       period                          $       (291,786)     $         (108,939)

Net loss available to common
       shareholders                             (43,499)                (10,405)
                                      ------------------     -------------------
Accumulated deficit, end of period     $       (335,285)     $         (119,344)
                                      ==================     ===================

Basic and diluted loss per common
       share (Note 3)
Net loss available to common
       shareholders                    $          (1.37)     $            (0.34)
                                      ==================     ===================
Weighted average common shares
       outstanding - basic and
       diluted                               31,718,123              30,470,486
                                      ==================     ===================



                 See accompanying notes to (unaudited) Condensed
                       Consolidated Financial Statements.






                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)


                                         26 weeks ended          26 weeks ended
                                        January 27, 2002        January 28, 2001
                                                       (unaudited)

Net revenues:
       Resort                          $        129,157        $        146,450
       Real estate                               15,106                  57,941
                                      ------------------     -------------------
          Total net revenues                    144,263                 204,391

Operating expenses:
       Resort                                    99,450                 114,633
       Real estate                               16,062                  49,794
       Marketing, general and
          administrative                         29,463                  28,310
       Non-recurring restructuring
          and asset impairment charges
          (Note 12)                              27,879                       -
       Depreciation and amortization             18,838                  23,957
                                      ------------------     -------------------
          Total operating expenses              191,692                 216,694
                                      ------------------     -------------------

Loss from operations                            (47,429)                (12,303)
       Interest expense                          27,156                  27,042
                                      ------------------     -------------------

Loss before benefit from income taxes           (74,585)                (39,345)
       Benefit from income taxes
          (Note 5)                                    -                 (13,746)
                                      ------------------     -------------------

Loss before extraordinary item and
       accounting change                        (74,585)                (25,599)

       Cumulative effect of
       accounting change,
          Net of taxes of $ 0 and
          $1,538, respectively
          (Note 2)                               18,658                  (2,509)
                                      ------------------     -------------------

Loss before preferred stock
       dividends                                (93,243)                (23,090)
       Accretion of discount and
         dividends accrued on
             Mandatorily redeemable
             preferred stock                     15,707                  11,491
                                      ------------------     -------------------
Net loss available to common
       shareholders                    $       (108,950)                (34,581)
                                      ==================     ===================


Accumulated deficit, beginning of
       period                          $       (226,335)     $          (84,763)

Net loss available to common
       shareholders                            (108,950)                (34,581)
                                      ------------------     -------------------
Accumulated deficit, end of period     $       (335,285)     $         (119,344)
                                      ==================     ===================

Basic and  diluted loss per common
       share (Note 3)
Loss from continuing operations        $          (2.86)     $            (1.22)
  Extraordinary loss, net of taxes                    -                       -
  Cumulative effect of change in
   accounting principle, net of taxes              (.59)                   0.08
                                      ------------------     -------------------
Net loss available to common
       shareholders                    $          (3.45)     $            (1.14)
                                      ==================     ===================

Weighted average common shares
       outstanding - basic and diluted       31,541,327              30,469,824
                                      ==================     ===================




                 See accompanying notes to (unaudited) Condensed
                       Consolidated Financial Statements.



                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                        January 27, 2002         July 29, 2001
                                          (unaudited)
Assets
Current assets
     Cash and cash equivalents          $        22,529       $          11,592
     Restricted cash                              1,821                   1,372
     Accounts receivable                         11,073                  13,825
     Inventory                                   13,560                   7,909
     Prepaid expenses                             7,778                   5,286
     Assets held for sale (Note 13)              55,026                  98,219
     Deferred income taxes                        2,137                   2,137
                                        ----------------      ------------------
           Total current assets                 113,924                 140,340

Property and equipment, net                     430,255                 440,594
Real estate developed for sale                  128,128                 137,478
Goodwill (Note 7)                                 6,887                  23,518
Intangible assets (Note 6)                        8,629                  10,685
Deferred financing costs                         14,357                  16,707
Other assets                                     29,670                  26,903
                                        ----------------      ------------------
          Total assets                  $       731,850       $         796,225
                                        ================      ==================

Liabilities, Mandatorily Redeemable
  Preferred Stock and Shareholders'
  Equity (Deficit)
Current liabilities
     Current portion of long-term debt
      (Note 8)                          $       259,971       $          74,776
     Current portion of subordinated
      notes and debentures                      148,529                     549
     Accounts payable and other current
      liabilities                                75,331                  64,872
     Deposits and deferred revenue               32,968                  11,779
                                        ----------------      ------------------
         Total current liabilities              516,799                 151,976

Long-term debt, excluding current
  portion (Note 8)                                    -                 211,362
Subordinated notes and debentures,
  excluding current portion (Note 10)                 -                 126,564
Other long-term liabilities                      28,240                  34,992
Deferred income taxes                             2,137                   2,137
                                        ----------------      ------------------
         Total liabilities                      547,176                 527,031

Mandatorily Redeemable 10 1/2% Preferred
  Stock, par value of $1,000 per share;
  40,000 shares authorized; 36,626 shares
  issued and outstanding; including
  cumulative Dividends; Due November
  15, 2002; (redemption value of $57,033
  and $54,102, respectively)                     57,033                  54,102
Mandatorily Redeemable 12% Series C-1
  Preferred Stock, par value of $1,000
  per share; 40,000 shares authorized,
  issued and outstanding, including
  cumulative dividends (redemption value
  of $42,036) (Note 9)                           42,036                       -
Mandatorily Redeemable 15% Series C-2
  Preferred Stock, par value of $1,000
  per share; 139,453 shares authorized,
  issued and outstanding, including
  cumulative dividends (redemption value
  of $148,354) (Note 9)                         148,354                       -
Mandatorily Redeemable 8 1/2% Series B
  Preferred Stock, par value of $1,000 per
  share; 150,000 shares authorized, issued
  and outstanding; including cumulative
  dividends (redemption value of $0 and
  $178,016, respectively)                             -                 170,266

Shareholders' Equity (Deficit)
     Common stock, Class A, par value of $.01
     per share; 15,000,000 shares authorized;
     14,760,530 issued and outstanding              150                     148
     Common stock, par value of $.01 per share;
     100,000,000 shares authorized; 16,957,593
     and 15,708,633 issued and outstanding,
     respectively                                   167                     160
     Additional paid-in capital                 272,219                 270,853
     Accumulated deficit                       (335,285)               (226,335)
                                        ----------------      ------------------
        Total shareholders' equity
         (deficit)                              (62,749)                 44,826
                                        ----------------      ------------------
Total liabilities, mandatorily
  redeemable preferred stock and
  shareholders' equity (deficit)        $       731,850      $          796,225
                                        ================      ==================

                 See accompanying notes to (unaudited) Condensed
                       Consolidated Financial Statements.


                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)


                                         26 weeks ended         26 weeks ended
                                        January 27, 2002       January 28, 2001
                                                      (unaudited)
Cash flows from operating activities
Net loss                                $       (93,243)      $         (23,090)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization               18,838                  23,957
     Amortization of discount on debt               199                     706
     Deferred income taxes                            -                 (12,203)
     Stock compensation charge                       69                     246
     Cumulative effect of change in
      accounting principle                       18,658                  (4,047)
     Gain from sale of assets                      (483)                     (5)
     Decrease (increase) in assets:
         Restricted cash                           (449)                 (2,173)
         Accounts receivable                      2,752                  (6,074)
         Inventory                               (5,651)                 (5,037)
         Prepaid expenses                        (2,492)                 (5,621)
         Real estate developed for sale           9,350                  26,180
         Other assets                            (2,767)                 (5,215)
Increase (decrease) in liabilities:
         Accounts payable and other current
          liabilities                            10,459                  21,945
         Deposits and deferred revenue           21,188                  29,774
         Other long-term liabilities                912                   6,989
         Other, net                              34,057                      (2)
                                        ----------------      ------------------
Net cash provided by operating
  activities                                     11,397                  46,330
                                        ----------------      ------------------

Cash flows from investing activities
     Capital expenditures                        (5,349)                (22,459)
     Proceeds from sale of assets                 9,598                     178
     Other, net                                      (6)                      -
                                        ----------------      ------------------
Net cash provided by (used in)
  investing activities                            4,243                 (22,281)
                                        ----------------      ------------------
Cash flows from financing activities
     Proceeds from Senior Credit
      Facility                                   47,018                  52,202
     Repayment of Senior Credit
      Facility                                  (66,859)                (46,628)
     Proceeds from long-term debt                27,050                       -
     Proceeds from non-recourse real
      estate debt                                17,619                  19,924
     Repayment of long-term debt                 (5,225)                 (2,419)
     Repayment of non-recourse real
      estate debt                               (25,099)                (36,594)
     Deferred financing costs                      (206)                   (296)
     Proceeds from exercise of stock
      options                                       997                       -
     Proceeds from issuance of warrants               -                   2,000
     Other, net                                       2                      11
                                        ----------------      ------------------
Net cash used in financing activities            (4,703)                (11,800)
                                        ----------------      ------------------
Net increase in cash and cash
  equivalents                                    10,937                  12,249
Cash and cash equivalents, beginning
  of period                                      11,592                  10,085
                                        ----------------      ------------------
Cash and cash equivalents, end of period $       22,529                  22,334
                                        ================      ==================

Supplementary disclosure of non-cash
  item:
Non-cash transfer of real estate
  developed for sale to fixed assets     $            -                  26,239


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

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements for the fiscal year ended July 29, 2001 included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on November 14, 2001. Certain amounts in the prior year's unaudited condensed consolidated financial statements and the audited financial statements as filed in the Company's Form 10-K have been reclassified to conform to the current period presentation.

         2. Accounting Change. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. The Company has elected early adoption of the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations. See Notes 6 and 7 for additional disclosure information required by SFAS No. 142.

         In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively "SFAS No. 133 as amended").

         SFAS No. 133 as amended requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. The Company has entered into three interest rate swap agreements that do not qualify for hedge accounting under SFAS No. 133 as amended. As of July 30, 2000, the Company had $8.6 million recorded in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and had been recording the net effect of the anticipated $2.1 million in interest savings from these agreements on a straight line basis over the life of the agreements through the income statement. Upon adoption of SFAS No. 133 as amended, the fair value of these swaps was recorded as a $6.5 million asset and an $11.1 million liability, with a corresponding $4.6 million entry to cumulative effect of accounting change in earnings. The $8.6 million recorded in Other Long Term Liabilities was also recognized through a cumulative effect of accounting change in earnings, resulting in a net cumulative effect of accounting change of $4.0 million (before a $1.5 million provision for income taxes). Subsequent changes in the fair values of the swaps are being recorded through the income statement as an adjustment to interest expense.

         3. Loss per Common Share. Loss per common share for the 13 weeks, and the 26 weeks ending January 27, 2002 and January 28, 2001, respectively, were determined based on the following data (in thousands):

                                                    13 weeks ended     13 weeks ended    26 weeks ended     26 weeks ended
                                                   January 27, 2002   January 28, 2001   January 27, 2002   January 28, 2001
                                                   -------------------------------------------------------------------------
                      Loss
Loss before preferred stock dividends
  and accretion and extraordinary items            $    (35,380)      $      (4,600)     $     (74,585)      $     (25,599)
Accretion of discount and dividends accrued on
   Mandatorily redeemable preferred stock                 8,119               5,805             15,707              11,491
                                                   -----------------  -----------------  ----------------   ----------------
Loss before extraordinary items                         (43,499)            (10,405)           (90,292)            (37,090)
Extraordinary loss, net of taxes                              -                   -                                      -
Cumulative effect of accounting changes, net of taxes         -                   -             18,658              (2,509)
                                                   -----------------  -----------------  ----------------   ----------------
Net loss available to common shareholders          $    (43,499)      $     (10,405)     $    (108,950)      $     (34,581)
                                                   =================  =================  ================   ================

                      Shares
                                                   -----------------  -----------------  ----------------   ----------------
Weighted  average shares  outstanding - basic and
diluted                                                  31,718              30,470             31,541              30,470
                                                   =================  =================  ================   ================

         At January 27, 2002 and January 28, 2001, the Parent had 14,760,530 shares of its class A common stock issued and outstanding, which are convertible into shares of the Parent's common stock. The shares of the Parent's common stock issuable upon conversion of the shares of the Parent's class A common stock have been included in the calculation of the weighted average shares outstanding. At January 27, 2002, the Parent had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (the "Series A Preferred Stock") and 40,000 shares of its 12% series C-1 convertible participating preferred stock (the "Series C-1 Preferred Stock") issued and outstanding, both of which are convertible into shares of the Parent's common stock. At January 28, 2001 the Parent had 36,626 shares of Series A Preferred Stock and 150,000 shares of Series B Preferred Stock issued and outstanding, both of which are convertible into shares of the Parent's common stock. For a description of the issuance of the shares of Series C-1 Preferred Stock and the agreement by the holders of shares of Series B Preferred Stock to strip the shares of Series B Preferred Stock of all their rights (including the right to convert such shares into shares of the Parent's common stock) except for the right to elect directors of the Parent, see Note 9 to these unaudited Condensed Consolidated Financial Statements. The shares of common stock into which these preferred securities are convertible have not been included in the diluted share calculation as the impact of their inclusion would be anti-dilutive. The Parent also had 2,732,819 and 2,519,221 exercisable options outstanding to purchase shares of its common stock under the Parent's stock option plan as of January 27, 2002 and January 28, 2001, respectively. These shares are also excluded from the diluted share calculation because in each case the exercise price is greater than the average share price for the periods presented.

         4. Segment Information. In accordance with SFAS No. 131, Disclosures about Segments of Enterprise and Related Information, the Company has classified its operations into two business segments, Resorts and Real Estate. The Company has concluded that each of the resorts have similar economic characteristics and meet the aggregation criteria set forth in SFAS No. 131. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations before interest, taxes, depreciation and amortization (EBITDA). Additionally, each of the resorts has historically produced similar EBITDA margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's Real Estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating profits for each of the two reporting segments are as follows:

                                            13 weeks ended     13 weeks ended     26 weeks ended      26 weeks ended
                                            January 27, 2002   January 28, 2001   January 27, 2002   January 28, 2001
                                            ----------------  -----------------   ----------------   -----------------
                                                                       (in thousands)
      Revenues:
             Resorts                            $   108,839        $   125,539        $   129,157         $   146,450
             Real Estate                             12,315             30,725             15,106              57,941
                                            ----------------  -----------------   ----------------   -----------------
      Total                                     $   121,154        $   156,264        $   144,263         $   204,391
                                            ----------------  -----------------   ----------------   -----------------

      Loss before benefit from income taxes

             Resorts                            $   (31,017)       $    (2,851)       $   (63,688)        $   (32,800)
             Real Estate                             (4,363)            (3,937)           (10,897)             (6,545)
                                            ----------------  -----------------   ----------------   -----------------
      Total                                     $   (35,380)       $    (6,788)       $   (74,585)        $   (39,345)
                                            ----------------  -----------------   ----------------   -----------------

         5. Critical Accounting Policies. Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company considers certain accounting policies related to long-lived and intangible assets and goodwill, real estate developed for sale, and deferred taxes to be critical policies due to the estimation process involved in each.

         Valuation of Long Lived and Intangible Assets and Goodwill. The Company assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important, which could trigger an impairment review, include the following:

         o Significant under performance relative to expected historical or projected future operating results,

         o Significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business,

         o      Significant negative industry or economic trends.

         When the Company determines the carrying value of intangible assets, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure the impairment based on a projected discount cash flow method, determination of fair value, or other methods as appropriate.

         Real Estate Developed for Sale. The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction, and development costs, property taxes, interest incurred on costs and financing related to real estate under development, and other related costs until the property reaches its intended use. The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. The Company assesses the impairment of the real estate developed for sale periodically and will measure an impairment based on a comparison of the carrying value of all such real estate developed for sale and the realizable value that can be achieved in the real estate market.

         Deferred Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical income, projected future taxable income, and expected timing of the reversal of existing temporary differences. During fiscal year 2001, the Company determined that a valuation allowance should be recorded against its deferred tax assets for net operating loss carryforwards and other tax attributes because it is more likely than not that the benefit of such losses and attributes will not be realized.

         6. Acquired Other Intangible Assets. As of January 27, 2002, acquired other intangible assets of the Company, which are entirely attributed to its Resort segment, are broken down by the following asset classes (in thousands):


                                                     Gross
                                Asset               Carrying       Accumulated
                                Class                Amount        Amortization
                      -------------------------   ------------   ---------------


                 Amortized intangible assets
                       Lease agreements            $  1,853       $      (201)
                                                  ============   ===============

                 Unamortized intangible assets
                       Tradenames                  $  6,977
                                                  ============

         Amortization expense related to acquired other intangible assets was $14,000 and $28,000 for the quarter and six months ended January 27, 2002.

         7. Goodwill. The changes in the carrying amount of goodwill for the 26 weeks ended January 27, 2002 are as follows (in thousands):

                                                                      Resort
                                                                      Segment
                                                                   -------------
                 Carrying value as of July 29, 2001                   $  23,518
                 Impairment losses                                      (18,658)
                 Reclassification of previously identified other
                  intangible Assets no longer allowed under SFAS No.
                  141                                                     2,027
                                                                   -------------
                 Carrying value as of January 27, 2002                 $  6,887
                                                                   =============

         Goodwill associated with the Resort segment is tested for impairment at the end of each fiscal year, after the final results of the operating ski season are available. For purposes of implementing SFAS No. 142, the Company used independent third party appraisals, which were prepared using an income approach based on expected future cash flows, to establish the fair value of its reporting units as of July 30, 2001, the date of adoption. The carrying amount of the reporting units associated with the Company's 1996 acquisition of SKI, Ltd. and its subsidiaries exceeded their fair values at the date of adoption. As a result, the Company recognized a transitional impairment loss of $18.7 million, which represented a write-down of goodwill that had been allocated to those reporting units. This transitional impairment loss has been recorded as a cumulative effect of accounting change in the Company's accompanying condensed consolidated statement of operations for the 26 weeks ending ended January 27, 2002.

         8. Long Term and Short Term Debt. At January 27, 2002, the Company classified all of the long term debt as current in the accompanying consolidated balance sheet. As of that date, the Company was in violation of most of its financial ratios and covenants associated with its senior credit facility, including those in relation with total debt to EBITDA ratio, EBITDA to interest expense ratio, adjusted cash flow to debt service ratio, minimum EBITDA and senior debt to EBITDA ratio, primarily as a result of shortfalls in EBITDA from planned amounts. For the six months ended January 27, 2002 the Company was below planned EBITDA by approximately $5.3 million. Although the Company obtained a waiver for the financial ratios and covenant defaults, long term debt has been reclassified to current because the Company's projections show it will be in default of several senior credit facility covenants as of the end of the next fiscal quarter unless it is successful in completing the sale of Steamboat or another significant transaction and negotiate new ratios and covenants with its lenders. Most of the Company's debt has cross default provisions that will accelerate the maturity of these obligations unless the anticipated default is corrected, the default is waived by the holder of the obligation or the debt is restructured. A copy of the waiver provided by the lenders under the Company's senior credit facility, which sets forth the scope of the waiver and its limitations and conditions, is attached as an exhibit to this report.

         9. Recapitalization. On July 15, 2001, the Parent entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities (collectively, "Oak Hill") to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

         o The Parent issued, and Oak Hill purchased, $12.5 million aggregate principal amount of junior subordinated notes (the "Junior Subordinated Notes"), which are convertible into shares of the Parent's series D participating preferred stock (the "Series D Preferred Stock"). These Junior Subordinated Notes bear interest at a rate of 11.3025%, which compounds annually and is due and payable at maturity of the Junior Subordinated Notes in July, 2007. The proceeds of the Junior Subordinated Notes were used to fund short term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by the Parent from Resort Properties;

         o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;

         o Oak Hill provided a guarantee of $14 million for the financing of certain equipment related to the Heavenly gondola;

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

In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

         o The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to four directors; (plus two additional directors under the terms of Oak Hill's existing Stockholders' Agreement with the Company and Leslie
                  B. Otten);

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

         During July 2000, Resort Properties issued debt to Oak Hill under Tranche C of the real estate credit facility. Additionally, Oak Hill entered into a securities purchase agreement for the issuance of warrants for 6,000,000 shares of the Parent's common stock with an exercise price of $2.50 per share. Under the terms of the agreement, net share settlement was required. The transaction was accounted for as debt issued with detachable warrants under Accounting Principles Board Opinion (APB) No. 14. APB No. 14 requires the portion of the proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to the warrants should be accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. Upon execution of the transaction, the Parent did not issue Oak Hill the warrants. Therefore, the Company recorded a $7.7 million long term liability to represent the Parent's obligation to issue the warrants. As part of the July 15, 2001 security purchase agreement, which closed on August 31, 2001, Oak Hill agreed to cancel its right to receive these warrants, as they had an exercise price of $2.50 and the Parent's common stock was then trading at approximately $1 per share. In the first quarter of fiscal 2002, the Company reclassified the $7.7 million other long term liability to additional paid-in capital as if the warrants were issued, in accordance with EITF 96-13, "contracts that require a net share settlement should be initially measured at fair value and reported in permanent equity. Subsequent changes in fair value should not be recognized." Therefore, any change in the market value of the warrants since Oak Hill received the rights to receive the warrants, was never recognized.

         The Company has accounted for the termination of the liquidation preference of the Series B Preferred Stock as a capital transaction in conjunction with the accounting for the termination of the warrants described above. Accordingly, the Company reversed the carrying value of the Series B Preferred Stock of $172.1 million as of August 31, 2001 and correspondingly recorded the Series C-1 Preferred Stock and C-2 Preferred Stock at their initial face values of $40.0 million and $139.5 million, respectively. No gain or loss was recognized by the Company related to the recapitalization transactions. The Company also reclassified the $7.3 million of net remaining unamortized issuance costs related to the Series B Preferred Stock to additional paid-in capital.

         10. Subordinated Notes. In June of 1996 the Parent issued $120.0 million of 12% senior subordinated notes (the "Notes"). The Notes are general unsecured obligations of the Parent, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its senior credit facility. The Notes are fully and unconditionally guaranteed by all subsidiaries of the Parent, with the exception of Ski Insurance, Killington West, Ltd., Uplands Water Company and Walton Pond Apartments, Inc. The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company's balance sheet and results of operations. The guarantor subsidiaries are wholly owned subsidiaries of the Parent and its subsidiaries and the guarantees are full, unconditional, and joint and several. Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to the Parent.

         As of January 27, 2002 the accreted value of the Notes net of issuance costs was $118 million. This balance has been classified as current in the accompanying consolidated balance sheet. Even though the Company obtained a waiver for the covenant defaults under its senior credit facility for the quarter ended January 27, 2002, the Company classified all long term debt to current because present projections estimate the Company will be in default of several senior credit facility covenants as of the end of its next fiscal quarter unless it is successful in completing the sale of Steamboat or another significant transaction and negotiating new covenants with its lenders. The

Notes have a cross-default provision that will accelerate the maturity of these Notes unless the default is corrected or the default is waived by a majority of the holders of the Notes. Because of these uncertainties the Company has classified the Notes and all other long term debt as current.

         11. Dividend Restrictions. Borrowers under the Resort Properties credit facility, which include American Skiing Company Resort Properties, Inc. ("Resort Properties"), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. ("Grand Summit") are restricted from declaring dividends or advancing funds to the Parent by any other method, unless specifically approved by these lenders.

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

         12. Non-recurring Restructuring and Asset Impairment Charges. For the 13 weeks and 26 weeks ended January 27, 2002, the Company incurred $0.8 million and $2.4 million, respectively, in charges related to the implementation of its previously announced strategic restructuring plan. These costs consisted mainly of legal, consulting and financing costs incurred in connection with its Resort and Real Estate credit facility amendments and the capital infusion from Oak Hill (See Note 9). There were no employee termination costs included in the $0.8 or $2.4 million charge, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of fiscal 2001. All of the amounts recognized for the 13 weeks and 26 weeks ended January 27, 2002 were paid or accrued for services previously rendered in connection with this strategic restructuring plan. The Company has not established any reserves for anticipated future restructuring charges and did not have such a reserve established at the end of fiscal 2001. The Company will continue to recognize expenses associated with its strategic restructuring plan as they are incurred.

         In accordance with SFAS No. 121, the carrying value of the net assets for both Steamboat and Sugarbush that are subject to their respective sales were reclassified as assets held for sale on the accompanying condensed consolidated balance sheet as of July 29, 2001. The assets held for sale have been reduced to their estimated fair value based on the estimated selling price less costs to sell, resulting in a combined pre-tax loss of $67.1 million, which is included in the non-recurring merger, restructuring and asset impairment line in the consolidated statement of operations for the year ended July 29, 2001. The Company took an additional write down on Steamboat for the 13 and 26 weeks ended January 27, 2002 of $25.5 million based on modifications from preliminary estimates to the final purchase and sale agreement.

         13. Assets held for Sale. The Company has previously communicated its intent to sell the Steamboat ski resort in Colorado to reduce the debt of the Company as part of its strategic plan. During October of 2001, the Company executed a non-binding letter of intent to sell Steamboat. In accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, the Company reduced the carrying value of the net assets of the resort to the fair market value of the resort. The result was the recognition of a $50 million allowance to reduce the carrying value of the assets to fair market value. The loss was recorded in cost of operations at July 29, 2001. Additionally, the carrying value of the net assets was reclassified as assets held for sale. On January 24, 2002 the Company signed a purchase and sale agreement for the Steamboat ski resort. The proceeds from the sale of the resort are now estimated to be $25.5 million less than originally expected due in part to the delay of the sale. Therefore, the Company has recorded an additional allowance to reduce the carrying value of the net assets to the revised fair value. The additional allowance of $25.5 million has been recorded in the non-recurring restructuring and asset impairment charges line in the accompanying condensed consolidated statement of operations for the 26 weeks ended January 27, 2002. The components of the net assets held for sale as of January 27, 2002 are as follows (in thousands):


                      --------------------------------------------------
                      Net Assets as of January 27, 2002        Total
                      --------------------------------------------------
                      Accounts receivable                    $    1,726
                      Inventory                                   1,690
                      Prepaid expenses                              203
                      Property & equipment, net                  80,409
                      Real estate developed for sale              6,500
                      Goodwill                                   59,872
                      Other assets                                   27
                      Accounts payable and accrued
                        liabilities                              (8,605)
                      Deposits and deferred revenues             (7,452)
                      LTD retired at closing                     (3,505)
                      Other Liabilities retired at closing         (339)
                                                            ------------
                      Assets held for sale                      130,526
                      Allowance for loss on sale                (75,500)
                                                            ------------
                      Net assets held for sale               $   55,026
                      --------------------------------------------------

         Summary operating results of Steamboat for the 26 weeks ended January 27, 2002 and January 28, 2001, which have historically been included in the Company's resort segment in its results of operations, are as follows (in thousands):

----------------------------------------------------------------------
26 weeks ended                     January 27, 2002    January 28, 2001
                      -------------------------------------------------

Total revenues                       $   22,748           $   23,307
Total expenses (1)                       37,618               26,486
                                     -------------        -------------
Total income (loss) from operations  $  (14,870)          $   (3,179)
--------------------------------------------------------------------


(1) Included in the total expenses for the 26 weeks ended January 27, 2002 is an asset impairment charge of $25.5 million. There was also no depreciation included in total expenses for the 26 weeks ended January 27, 2002. Total depreciation included in the 26 weeks ended January 28, 2001 was $4.1 million.

         Annual operating results for Steamboat which have historically been included in the Company's resort segment results of operations, are as follows (in thousands):

--------------------------------------------------------------------
Fiscal Years Ended                          2001           2000
--------------------------------------------------------------------
Total revenues                              $ 56,035      $  50,618
Total expenses (1)                           102,171         43,904
                                        -------------  -------------
Total income (loss) from operations         $(46,136)     $   6,714
--------------------------------------------------------------------


(1) Included in the total expenses for the year ended July 27, 2001 is an asset impairment charge of $50.0 million.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                           Forward-Looking Statements

         This document contains both historical and forward-looking statements. All statements other than statements of historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not based on historical facts, but rather reflect American Skiing Company's current expectations concerning future results and events. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward looking statements. Such forward-looking statements involve a number of risks and uncertainties. American Skiing Company has tried wherever possible to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "intend," "plan," and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: failure to fully implement the restructuring plan outlined in Company press releases and documents on file with the Securities and Exchange Commission; the Company's substantial leverage; restrictions on the Company's ability to access additional sources of capital; a decrease in visitation at the Company's resorts as a result of the events of September 11th, and related events thereafter; changes in regional and national business and economic conditions affecting both American Skiing Company's resort operating and real estate segments; failure to renew or refinance existing financial liabilities and obligations or attain new outside financing; and other factors listed from time-to-time in American Skiing Company's documents filed by the Company with the Securities Exchange Commission. The forward looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Exchange Act, American Skiing Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

         The following is our discussion and analysis of the financial condition and results of operations for the quarter ended January 27, 2002. As you read the material below, we urge you to carefully consider our fiscal 2001 Annual report on Form 10-K filed on November 14, 2001 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

         Restructuring Plan. During the 13 weeks ended January 27, 2002, we pursued the implementation of the restructuring plan announced on May 30, 2001, the details of which are set forth in our quarterly report on Form 10-Q for the quarter ended October 28, 2001.

         We completed the $14 million long-term financing facility of equipment relating to the Heavenly gondola on December 6, 2001. Oak Hill provided a guarantee to the lenders of this loan. However the ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan elements, in particular the sale of Steamboat or another resort to significantly reduce leverage and improve our ability to meet our obligations under our credit facilities. We have been confronted with successive delays in the completion of the sale of Steamboat initially resulting from the tragic events of September 11th, and then due to problems encountered by the buyer in its financing of the purchase price for Steamboat. We nonetheless are targeting the completion of the sale of Steamboat within the next thirty days, even though such sale remains subject to a number of contingencies that may not be satisfied, including the release of certain liens of the transferred assets.

         Due to these delays we evaluated other alternatives, including the sale of certain other resorts, and the effect the completion of one or more of these alternatives would have on our leverage.

         The failure to consummate a transaction that will enable us to significantly reduce our leverage may have significant adverse effects on our future liquidity, operating performance and results. For a more detailed discussion, see "Resort Liquidity" below.

Liquidity and Capital Resources

        Short Term. Our primary short term liquidity needs involve funding seasonal working capital requirements, marketing and selling our real estate development projects, funding our fiscal 2002 capital improvement program, meeting the amortization and interest payments on our debt, redeeming our Series A Preferred Stock on November 15, 2002 and exercising a $5 million lease/option payment for certain of our ski terrain at The Canyons resort. We use different sources to fund the cash requirements of our ski-related and real estate development activities. Other than the proceeds from the recapitalization described above, our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Other than the proceeds from the recapitalization described above, real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate credit facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These real estate facilities are without recourse to us and our resort operating subsidiaries (although defaults under these facilities could result in cross-defaults under our major credit facilities) and are collateralized by significant real estate assets of Resort Properties, and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary. As of January 27, 2002, the book value of the total assets that collateralized these facilities and which are included in the accompanying unaudited condensed consolidated balance sheet was approximately $202.3 million.

         Resort Liquidity. We maintain a $156.1 million senior credit facility with Fleet National Bank, as agent, and certain other lenders. This facility consists of a $94.6 million revolving portion and a $61.5 million term portion. The revolving portion of the senior credit facility matures on May 30, 2004 and the term portion matures on May 31, 2006. On January 14, 2002, we created a $7.2 million sub-tranche under the existing revolving portion of the facility for the purpose of funding the January 15, 2002 interest payment on our Senior Subordinated Notes. As described below, we permanently reduced the term portion by $2.2 million and the availability of the revolving portion of the facility by $5.4 million in conjunction with the sale of Sugarbush on September 28, 2002. As of March 15, 2002, the outstanding amount of the term loan was $61.5 million and we had drawn or committed for letters of credit approximately $24.1 million of the total $41.2 million available under the revolving portion of our senior credit facility. Total availability under the revolver will decrease to $16.2 million on March 31, 2002, and will increase to $46.2 million on April 29, 2002, with monthly increases after April 29, 2002 until July 29, 2002. Prior to August 1, 2002 we will need to renegotiate the maximum availablility under the revolving portion of the senior credit facility which is currently deemed to be $0 as of such date, since we did not consummate the optional prepayment on or prior to December 27, 2001. We currently anticipate renegotiating these terms in conjuction with our sale of a significant asset.

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

        The interest rate on all term and revolving credit amounts outstanding (excluding the $5.2 million and $7.2 million sub-tranches) is equal to the Fleet National Bank Base Rate plus 3.0%, until such time that we make the optional prepayment. Should we make the $90 million optional prepayment, the interest rates will be reset to a new pricing grid under which the rates for both the term and revolving facilities will vary, based on our leverage ratios, from a minimum of the Fleet National Bank Base Rate plus 1.25% or LIBOR plus 2.50% to a maximum of the Fleet National Bank Base Rate plus 2.25% or LIBOR plus 3.75%. Should we fail to make the optional prepayment, the interest rates on both the revolving and term facilities will increase incrementally to the Fleet National Bank Base Rate plus 4.25%. The $5.2 million sub-tranche bears interest at a fixed rate of 12% and the $7.2 million sub-tranche bears interest at a fixed rate of 17.5%.

        The senior credit facility includes a provision for a deferred interest spread, pursuant to which interest shall accrue (effective on May 1, 2001) at a rate of 2% per annum on all amounts outstanding under the facility. We failed to make an optional prepayment on December 24, 2001 and the deferred interest spread will continue to accrue and we will be obligated to pay the deferred interest spread that has accrued as of August 1, 2002. We are in the process of negotiating with the lenders of the senior credit facility to waive this obligation in conjunction with a significant permanent reduction in the facility, which would be generated by the sale of a significant asset. As of January 27, 2002, we have accrued $2.0 million of deferred interest spread under this provision.

        The maximum availability of the revolving portion of the senior credit facility varies between $16.2 million and $94.6 million following a schedule we negotiated with our lenders and adjusted for the sale of Sugarbush. The revolving portion of the facility is also subject to an annual 30-day clean-down requirement, which period must include April 30 of each year, during which the sum of the outstanding principal balance and letter of credit exposure shall not exceed $16.2 million.

        The senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The senior credit facility also places an annual maximum level of non-real estate capital. For fiscal 2001, we satisfied the maximum capital expenditure requirement, as our resort capital expenditures were $8.8 million for the year (excluding the Heavenly gondola for which there was a separate approval under the credit agreement). The Heavenly gondola became operational, and began transporting skiers in December 2000. As of January 27, 2002 we have expended $24.9 million on the construction of the Heavenly gondola.

        The senior credit facility restricts our ability to pay dividends on our common stock. We are prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1. Based upon these and other restrictions, we do not expect to be able to pay cash dividends on our common stock, Series A preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock during fiscal 2002 or fiscal 2003.

        During the second quarter of fiscal 2002, we paid $3.1 million in fees for failure to make a $90 million optional prepayment under the current senior credit facility agreement. We are also obligated to pay up to an additional $2.5 million in amendment fees on a periodic basis through July 31, 2002 under the senior credit facility agreement. All of these contingent fees have been recorded on our balance sheet as deferred financing costs and will be amortized against income over the remaining life of the facility. If Steamboat or a similarly sized resort is sold, the Company expects to negotiate a waiver with the lenders of the senior credit facility for all or a portion of these deferred fees.

        On September 28, 2001, we closed on the sale of our Sugarbush ski resort in Warren, VT to Summit Ventures NE, Inc. The net proceeds from this sale of approximately $7.3 million, after certain working capital adjustments, were used to reduce the revolving portion of our senior credit facility by $5.2 million, of which $3.3 million was a permanent reduction, and to permanently reduce the term portion by $2.2 million. In conjunction with this transaction, we also entered into a third amendment to our senior credit facility, dated as of September 10, 2001. This amendment, among other things, provides the consent of the lenders to sell the Sugarbush resort and it further reduces the maximum revolver availability amounts established in the second amendment to the facility by $1.9 million, excluding the permanent reduction based on the proceeds of the sale.

        As of the end of the second quarter of fiscal 2002 we were not in compliance with most of our financial covenants under the senior credit facility. On March 18, 2002 we obtained a waiver from our resort lenders that waived all pending defaults of the financial covenants included in our senior credit facility as of the end of the second quarter of fiscal 2002.

        We are pursuing the sale of Steamboat, the proceeds from which are expected to substantially reduce our leverage. A transaction may be completed within the next thirty days. Should we complete the Steamboat sale, we presently anticipate that we will need to negotiate revised covenants and terms to our existing credit facility in conjunction with the transaction. In the event that we are unable to complete the Steamboat sale or consummate a transaction of a similar size by the end of the third quarter of fiscal 2002, we presently anticipate that we will not be able to meet the financial covenants of the senior credit facility as of the end of the third quarter of fiscal 2002, at which time we would no longer be in compliance under these covenants and such failure will constitute an event of default thereunder. As a result, all amounts outstanding under our senior credit facility, together with accrued and unpaid interest, could be declared due and payable at any time, upon a decision by the lenders holding a majority of the aggregate principal amount outstanding and available under the senior credit facility. We would then be required to renegotiate those covenants or obtain a default waiver from our senior lenders. If we are unable to obtain acceptable amendments to or restructure our senior credit facility, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under applicable law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies would be available or feasible at the time or prove adequate. Also, some alternative strategies would require the consent of our lenders before we engage in them. If we were not able to successfully execute one or more of these alternative strategies and manage to repay the amounts outstanding under our senior credit facility, when due and payable, our lenders would have the right to proceed against the collateral granted to them to secure such indebtedness. Also, the acceleration of the indebtedness under our senior credit facility would constitute an event of default under the indenture governing our Senior Subordinated Notes. The principal and accrued but unpaid interest on these notes could then be declared due and payable at any time.

        On December 6, 2001, we closed on a $14 million secured loan with Fleet National Bank and Black Diamond Capital. This five-year facility, which is secured by certain equipment related to the Heavenly gondola, bears interest at a fixed rate of 10 1/2% per annum and is guaranteed by Oak Hill. Principal and interest will be repaid on a monthly amortization schedule through its maturity in December 2006.

        Our high leverage significantly affects our liquidity. As a result of our leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the senior credit facility. Furthermore, our senior credit facility and the indenture governing our Senior Subordinated Notes each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurring of additional indebtedness and restrictions on the issuance of preferred stock.

        As mentioned below, we currently do not anticipate that American
Skiing Company Resort Properties will be able to meet all of its loan amortization obligations if we are unable to consummate the sale of Steamboat on or before March 31, 2002. We anticipate that it will also be in default of several covenants related to its Resort Properties real estate credit facility and that its subsidiary, Grand Summit Resort Properties, Inc., will not be able to meet certain of its future loan amortization obligations. In the event of a payment default under or principal acceleration of either the real estate term facility or the construction loan facility, a cross-default will occur under the Indenture governing our Senior Subordinated Notes. Such a cross-default, unless waived by a majority of the holders of the Senior Subordinated Notes, will also constitute a default under our resort senior credit facility. If a cross-default were to occur and we were unable to obtain acceptable amendments to our credit facilities, we would be required to pursue one or more alternative strategies, such as attempting to renegotiate the terms of these facilities, selling assets, refinancing or restructuring our indebtedness, selling additional debt or equity securities, and/or any other alternatives available to us under the applicable law while we implement plans and actions to satisfy our financial obligations. However, we cannot assure you that any alternative strategies will be available or feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies. Our inability to successfully execute one or more of these alternative strategies would likely have a material adverse effect on our business and our company.

         Real Estate Liquidity. To fund working capital and fund its fiscal 2002 real estate development plan, Resort Properties relies on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million real estate credit facility and construction loans through special purpose subsidiaries. We have revised our real estate business plan and started discussions with our real estate lenders regarding near-term liquidity issues.

         We have experienced a significant reduction in sales activity from the previous year and as compared to our business plan for the current year as a result of the events of September 11th and the related economic slowdown. The reduction in sales activity has been significant enough that we believe we will not be able to meet the scheduled amortization requirements for our construction loan or real estate term facility in the very near future. If we are unable to make the required debt amortization and interest payments we will be in default of these loans. The purpose of the discussions with the real estate lenders is to develop a plan to amend the current facilities in such a way to avoid an event of default. Potential solutions could include rate reductions, deferred amortization of these facilities, or a consensual transfer of control by Resort Properties of all or a portion of assets that are pledged as collateral to these facilities.

Real Estate Credit Facility: The Resort Properties real estate credit facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

         o Tranche A is a revolving facility which, as of December 11, 2001, has a current maximum principal amount of $22 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). Mandatory principal payments on Tranche A of $3.75 million and $2.5 million each were payable on December 31, 2001 and January 31, 2002, respectively. So long as no event of default exists under the facility, the Company has the option of extending the December 31, 2001 amortization payment to March 30, 2002. We made the January 31, 2002 payment and extended the December 31, 2001 payment to March 30, 2002. We currently do not anticipate being able to make the March 31, 2002 payment unless the Steamboat transaction is completed prior to that date. Additional mandatory principal reductions will be required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. The remaining principal amount outstanding under Tranche A will be payable in full on June 30, 2003.

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

         As of March 8, 2002, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the second amended real estate facility were $18.8 million, $28.2 million, and $14.6 million, respectively.

         Security interests in, and mortgages on, substantially all of Resort Properties' assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit) collateralize the real estate credit facility. As of January 27, 2002, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $202.3 million.

         Construction Loan Facility: We conduct substantially all of our real estate development through single purpose subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility among Grand Summit and various lenders, including TFC Textron Financial, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with TFC Textron Financial on July 25, 2000. We have used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. We have also issued a $3.8 million note to the general contractor for the Steamboat Grand Hotel project, for the remaining balance due under this project. Discussions have begun with the holder of the note to extend the maturity date. The balance of the note as of January 27, 2002 was $2.6 million. That note matures on March 31, 2002, and we do not anticipate being able to retire this note at maturity.

         As of February 24, 2002, the amount outstanding under the construction loan facility was $41.6 million and there was no availability remaining under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mt. Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the facility, which is subject to covenants, representations and warranties that are customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $150.2 million as of October 28, 2001, which in turn comprise substantial assets of our business). In August 2001, we entered into amendments to our Textron construction loan and subordinated loan tranche facilities, which, among other things, reduced the effective interest rates and extended the maturity dates of these facilities. The maturity date for funds advanced under the Steamboat portion of the senior Textron facility is March 31, 2003 and the maturity date for funds advanced under the Canyons portion of the senior Textron facility is September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the senior Textron facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under The Canyons portion of the senior Textron facility is at Prime plus 2.5%, with a floor of 9.0% for advances made by Textron and 9.5% for advances made by other lenders in the syndicate.

         We are required to reduce the outstanding principal balance of the Textron construction facility to $50 million by March 31, 2002 and to $25 million by September 30, 2002. As of February 24, 2002 the outstanding principal balance under the construction loan was $41.6 million. However, we do not anticipate that we will be able to meet the September 30, 2002 amortization level with proceeds from anticipated quartershare unit sales over the next six months. We are closely monitoring macro and resort-specific factors affecting the sale of our current real estate inventory. Although we have been experiencing an improvement in sales activities, we have not achieved planned sales levels during the current ski season. As a result, we have opened discussions with Textron on restructuring the terms of the facility and expect those negotiations to be completed in the next 30 to 60 days, but can give no assurances that they will be completed on terms favorable to the company or will not result in loss of control of all or a portion of the collateral assets.

         The amended subordinated loan tranche facility bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the subordinated loan tranche facility or the construction loan Textron facility, automatically be deferred until the final payment date. As of February 24, 2002, the amount outstanding under the subordinated loan tranche facility was $5.7 million and there was no remaining availability since the penthouses had been completed in January of 2002.

         Preferred Stock Requirement: We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of $57 million as of January 27, 2002. The Series A Preferred Stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. On November 15, 2002, we will be required to redeem the Series A Preferred Stock at a redemption price of approximately $62 million, to the extent that we have funds legally available for such redemption. We do not expect to redeem the Series A Preferred Stock prior to its mandatory redemption date, and we can give no assurance that the necessary liquidity will be available to effect such redemption on a timely basis. We currently plan to commence discussions with the Series A Preferred Stock holders regarding the timing and manner of the redemption of the Series A Preferred Stock and/or possible alteration of the terms thereof when we have completed the remaining elements of the current restructuring plan. In the event that the Series A Preferred Stock is not redeemed on its mandatory redemption date, the Certificate of Designation for the Series A Preferred Stock provides that the holders shall be entitled to elect two additional members of our board of directors.

         Long Term. Our primary long term liquidity needs are to fund skiing-related capital improvements at certain of our resorts, development of our slope side real estate and the mandatory redemption of our mandatorily redeemable 10 1/2% preferred stock on November 15, 2002. With respect to capital needs, we have invested over $185 million in skiing related facilities since the beginning of fiscal 1998. As a result, and in keeping with restrictions imposed under the senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. Our fiscal 2002 resort capital program is estimated at approximately $13 million (of which $5.4 million had been expended as of January 27, 2002).

         For our 2002 and 2003 fiscal years, we anticipate our annual maintenance capital needs to be approximately $10 to $12 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. Following the sale of the Steamboat we anticipate that annual maintenance capital for fiscal 2003 will be reduced to the $8 to $10 million range.
         Our practice is to finance on-mountain capital improvements through resort cash flow, capital leases and our senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the senior credit facility. The senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2002 and beyond at the lesser of $13.8 million, or the total of the non-real estate development subsidiaries' consolidated EBITDA for the four fiscal quarters ended in April of the previous fiscal year less consolidated debt service for the same period.

         Our real estate development is undertaken through our real estate development subsidiary, American Skiing Company Resort Properties. Recourse on debt incurred to finance this real estate development is limited to American Skiing Company Resort Properties and its subsidiaries, which include Grand Summit Resort Properties. This debt is usually collateralized by the projects that it finances, which, in some cases, constitute a significant portion of our assets. As of January 27, 2002, the total assets collateralizing the real estate facilities, and included in the accompanying consolidated balance sheet, totaled approximately $202.3 million. American Skiing Company Resort Properties' seven existing development projects are currently being funded by the real estate term facility and the construction loan facility.

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

           Changes in Results from Operations For the 13 weeks ended January 27, 2002 compared to the 13 weeks ended January 28, 2001

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. As such Sugarbush's results of operations are not included in our accompanying statement of operations for the 13 weeks ended January 27, 2002. The results of operations for the 13 weeks ended January 28, 2001, however, include results of operations of the Sugarbush resort. For comparability purposes, the results of operations at Sugarbush are excluded from both current and prior year results in the following discussion of the results of resort operations. The following table reconciles the results from resort operations as reported for the 13 weeks ended January 27, 2002 and January 28, 2001, to the amounts used in the following discussion on results from resort operations (in thousands):


                                  Resort Results as        Sugarbush Results      Results Excluding Sugarbush    Variance
                                   13 Weeks ended            13 Weeks ended            13 Weeks ended            Excluding
                               ------------------------   ---------------------    -----------------------       Sugarbush
                                 1/27/02     1/28/01       1/27/02    1/28/01       1/27/02     1/28/01
                               ------------ -----------   ---------- ----------    ----------- -----------       ------------

Total resort revenues            $ 108,839   $ 125,539       $    1   $  6,752      $ 108,838   $ 118,797        $  (9,949)
                               ------------ -----------   ---------- ----------    ----------- -----------       ------------

Cost of resort operations           72,276      84,291           12      5,028         72,264      79,263           (6,999)
Marketing, general and
      Administrative costs          18,072      17,867           10        772         18,062      17,095              967
Other non-recurring charges         26,128           -            -          -         26,128           -           26,128
Depreciation and amortization       13,987      18,989            -        980         13,987      18,009           (4,022)
Interest expense                     9,393       8,772           24         21          9,369       8,751              618
                               ------------ -----------   ---------- ----------    ----------- -----------       ------------
Total resort expenses              139,856     129,919           46      6,801        139,810     123,118           16,692
                               ------------ -----------   ---------- ----------    ----------- -----------       ------------
Loss from resort operations     $  (31,017)  $  (4,380)      $  (45)  $    (49)     $ (30,972)  $  (4,331)       $ (26,641)
                               ============ ===========   ========== ==========    =========== ===========       ============

Resort EBITDA(1), excluding
   other non-recurring charges  $   18,491   $  23,381       $  (21)  $    952      $  18,512   $  22,429        $  (3,917)
                               ============ ===========   ========== ==========    =========== ===========       ============

         (1) We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Excluded from EBITDA in the above schedule for the 13 weeks ended January 27, 2002 was a $25.5 million asset impairment charge related to the sale of Steamboat. We have also excluded $0.6 million of restructuring charges as described in footnote 12.


         Excluding results of Sugarbush, resort revenues decreased 8.4%, or $10.0 million, in the second quarter of 2002 compared to the second quarter of fiscal 2001, from $118.8 million to $108.8 million, respectively. Our results of operation during the early part of the ski season were weaker than the previous year as a result of the softening economy, warmer than normal temperatures, and a lack of natural snowfall during the beginning of the ski season at most of our resorts. This resulted in decreased skier visits that directly impacted our total revenues. Additionally, during 2001, we experienced very favorable skiing conditions in the east that contributed significantly to the results of 2001.

         Excluding the results of Sugarbush, our resort segment generated a $31.0 million loss before income taxes and preferred dividends for the 13 weeks ended January 27, 2002, compared to a $4.3 million loss for the 13 weeks ended January 28, 2001. The resort segment operating loss increased by $26.6 million over the comparable 13 week period in fiscal 2001 primarily due to:

         I. $10 million decrease in revenues, primarily from reduced skier visits

         II. $7 million reduction in cost of resort operations, primarily from reduced skier visits and cost saving initiatives

         III. $4 million decrease in depreciation, primarily from the effect of SFAS No. 121 and the Steamboat resort

         IV. $26.1 million increase in non-recurring restructuring and asset impairment charges.

         V. $1.0 million increase in marketing, general and administrative costs

         VI.      $0.6 million increase in interest expense

         During the 13 weeks ended January 27, 2002, we recorded an additional $25.5 million asset impairment charge related to the sale of the Steamboat resort. This charge was a result of revised estimates of the fair value of the resort based on the completed purchase and sale agreement signed January 24, 2002. The Steamboat resort was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires the asset to be disposed of, to be separately classified as an asset held for sale on the balance sheet and that depreciation expense not be recorded during the period in which the asset is held for sale. Therefore, we did not record depreciation and amortization expenses in the accompanying condensed consolidated statement of operations. The $4 million decrease in depreciation from the previous year and was almost entirely related to taking no depreciation on Steamboat in accordance with SFAS. No. 121.

         We were able to generate cost savings from restructuring efforts and delayed openings of many of our resorts. However, these cost savings have been offset by the significant non-recurring restructuring and asset impairment charges as well as decreased revenues that have been experienced during the 13 weeks ended January 27, 2002. Excluding these non-recurring restructuring and asset impairment charges, our resort earning before interest, taxes, depreciation and amortization, or EBITDA, was $18.5 million and $22.4 million for the 13 weeks ended January 27, 2002 and January 28, 2001, respectively, a $3.9 million decrease.

         We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

         Recent Trends: Results at our resorts have improved since the early part of the ski season, but continue to fall short of the prior year. Results have been impacted positively by natural snowfall at the western resorts, as well as colder temperatures in the east that have allowed the resorts to make additional snow and provide improved skiing conditions. We have also experienced a negative impact at The Canyons from decreased skier visits which we believe to be primarily caused by the Olympics. Additionally, many of the resorts experienced strong holiday weekends during February of 2002.

Real Estate Operations:

         We have made no adjustments for the sale of Sugarbush to our analysis of real estate operations, as there were no material real estate transactions attributed to Sugarbush during the periods discussed. Real estate revenues decreased by $ 18.4 million in the current quarter as compared to fiscal 2001, from $30.7 million to $12.3 million. During the second quarter of 2001, Real Estate operations were favorably impacted by the completion of the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Locke Mountain townhouses at Sunday River. We realized $16.2 million in revenues from closings of pre-sold quartershare units at the Steamboat Grand Hotel, and $5.5 million in revenue from closings at The Canyons Grand Summit Hotel during the 13 weeks ended January 28, 2001. In addition, we recognized $2.2 million of revenue during fiscal 2001 from closings at the Locke Mountain Townhomes project at Sunday River. During the second quarter of fiscal 2002, real estate revenue was primarily driven by sales at the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Attitash Grand Summit Hotel. The sales at the Steamboat and The Canyons Grand Summit Hotels were significantly less than anticipated. However, Attitash quartershare sales contributed $4.1 million in revenue from the execution of management's plan to reduce quartershare inventory for all Grand Summit hotels located in the east.

         Our Real estate segment generated a loss before income taxes of $4.4 million for the second quarter of fiscal 2002, compared to a $3.9 million loss in the second quarter of fiscal 2001. The current year's operating loss consists of $0.2 million in real estate EBITDA, offset by $4.0 million in real estate interest expense and $0.6 million in real estate depreciation and amortization. The comparative breakdown from the second quarter of fiscal 2001 was real estate EBITDA of $4.5 million, real estate interest expense of $7.5 million and real estate depreciation and amortization of $0.9 million. We believe that EBITDA is an indicative measure of the real estate segment's operating performance and is generally used by investors to evaluate companies in the real estate industry.


         Recent Trends: Over the past several months we have experienced a reduction in sales volume and sales leads at Steamboat and The Canyons. We believe that this is primarily the result of weakening economic conditions which have impacted destination visits at both resorts as well as Olympic related weakness in the Utah marketplace. We are monitoring the developing economic conditions and adjusting our real estate operations and plans accordingly. We do no currently have any new projects in sales or construction. We are in the development planning stage on several small projects but continue to concentrate our efforts on the reduction of existing inventory.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $2.3 million, from $5.8 million for the second quarter of fiscal 2001 to $8.1 million for the current quarter. This increase is attributed to the recapitalization that occurred during July of 2001, and specifically the exchange of the Series B Preferred Stock for the Series C-1 and Series C-2 Preferred Stock (as discussed previously). The Series C-1 and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively, whereas the Series B carried preferred dividends at an effective rate of 9.7%. Additionally, the compounding effect of accruing dividends on the value of the preferred shares is contributing to the increase in the accompanying consolidated statement of operations for the 13 weeks ended January 27, 2002.

                       Changes in Results from Operations
               For the 26 weeks ended January 27, 2002 compared to
                      the 26 weeks ended January 28, 2001

         Resort Operations: Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. As such Sugarbush's results of operations are included in our accompanying statement of operations through September 28, 2001, which covers the first two months of the 2002 fiscal year. For comparability, the results of operations for Sugarbush in both current and prior year results in our analysis of resort operations. The following table reconciles the results from resort operations as reported for the 26 weeks ended January 27, 2002 and January 28, 2001, to the amounts used in our analysis of resort operations (in thousands):


                                  Resort Results as Resported   Sugarbush Results  Results Excluding Sugarbush   Variance
                                   26 Weeks ended                26 Weeks ended        26 Weeks ended            Excluding
                               ------------------------   ---------------------    -----------------------       Sugarbush
                                 1/27/02     1/28/01       1/27/02    1/28/01       1/27/02     1/28/01
                               ------------ -----------   ---------- ----------    ----------- -----------     ------------

Total resort revenues            $ 129,157   $ 146,450      $  698    $ 7,839      $  128,459  $  138,611      $ (10,152)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Cost of resort operations           99,450     114,633        1,153      6,999         98,297     107,634         (9,337)
Marketing, general and
      Administrative costs          29,463      28,310          468      1,311         28,995      26,999           1,996
Other non-recurring charges         27,639           -            -          -         27,639           -          27,639
Depreciation and amortization       17,580      22,518            -        994         17,580      21,524         (3,944)
Interest expense                    18,713      16,803           32         34         18,681      16,769           1,912
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses              192,845     182,264        1,653      9,338        191,192     172,926          18,266
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Loss from resort operations     $ (63,688)   $(35,814)       $ (955)   $(1,499)      $(62,733)   $(34,315)      $ (28,418)
                               ============ ===========   ========== ==========    =========== ===========    ============

Resort EBITDA(1), excluding
  Other non-recurring charges     $   244    $  3,507        $ (923)    $ (471)      $  1,167    $  3,978      $   (2,811)
                               ============ ===========   ========== ==========    =========== ===========    ============

(1) We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Excluded from EBITDA in the above schedule for the 26 weeks ended January 27, 2002 was a $25.5 million asset impairment charge related to the sale of Steamboat. We have also excluded $2.1 million of restructuring charges as described in footnote 12.

         Excluding the results of Sugarbush, resort revenues decreased 7.3%, or $10.2 million, during fiscal 2002 compared to the fiscal 2001, from $138.6 million to $128.5 million, respectively. Our results from operations during the early part of the ski season were weaker than the previous year as a result of the softening economy, warmer than normal temperatures, and a lack of natural snowfall. This resulted in decreased skier visits that directly impacted total revenues recognized during the 26 weeks ended January 27, 2002. Additionally, during 2001, we experienced very favorable skiing conditions in the east that contributed significantly to the results of fiscal 2001.

         Our resort segment generated a $62.7 million loss before income taxes and preferred dividends for the first 26 weeks of fiscal 2002, compared to a $34.3 million loss for the first 26 weeks of fiscal 2001. Our resort segment operating loss increased by $28.4 million compared to the prior period primarily due to $27.6 million of non-recurring restructuring and asset impairment charges.

         During the 26 weeks ended January 27, 2002, we recorded an additional $25.5 million asset impairment charge related to the Steamboat resort. This charge was a result of revised estimates of the fair value of the resort based on the completed purchase and sale agreement signed January 24, 2002. The sale of the Steamboat resort was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires the asset to be disposed of to be separately classified as an asset held for sale on the balance sheet and that depreciation expense not be recorded during the period in which the asset is held for sale. Therefore, we did not record depreciation and amortization expenses in the accompanying condensed consolidated statement of operations. There was $4 million decrease in depreciation from the previous year and was almost entirely related to taking no depreciation on Steamboat in accordance with SFAS. No. 121.

         We were able to generate cost savings from restructuring efforts and delayed openings of many of our resorts. However, these cost savings have been offset by the significant non-recurring restructuring and asset impairment charges as well as decreased revenues that have been experienced during the 26 weeks ended January 27, 2002. Excluding these non-recurring restructuring and asset impairment charges, our resort earning before interest, taxes, depreciation and amortization, or EBITDA, was $1.2 million and $4.0 million for the 26 weeks ended January 27, 2002 and January 28, 2001, respectively, a $2.8 million decrease.

         We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

         Recent Trends: Results at the resorts have improved since the early part of the ski season, but continue to fall short of the prior year. Results have been impacted positively during periods of natural snowfall at the western resorts, as well as colder temperatures in the east that have allowed the resorts to make additional snow and provide improved skiing conditions. We have also experienced a negative impact at The Canyons from decreased skier visits which we believe to be primarily caused by the Olympics. Additionally, many of the resorts experienced strong holiday weekends during February.

Real Estate Operations:

         We have not made any adjustments for the sale of Sugarbush to our analysis of real estate opertions, as there were no material real estate transactions attributed to Sugarbush during the peiods discussed. Real estate revenues decreased by $42.8 million in the current 26 week period compared to the 26 week period of fiscal 2001, from $57.9 million to $15.1 million. During the first six months of 2001, Real Estate operations were favorably impacted by the completion of the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Locke Mountain townhouses at Sunday River. We realized $31.8 million in revenues from closings of pre-sold quartershare units in the recently completed Steamboat Grand Hotel. We also realized $10.8 million in revenue from closings at The Canyons Grand Summit Hotel during the current quarter. In addition, we recognized $2.5 million of revenue in the current quarter from closings at the fully sold Locke Mountain Townhomes project at Sunday River. Also in fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. During the second quarter of fiscal 2002 , real estate revenue was primarily driven by sales at the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Attitash Grand Summit Hotel. The sales at the Steamboat and The Canyons Grand Summit Hotels were significantly less than anticipated. However, Attitash quartershare sales contributed $4.1 million in revenue from the execution of management's plan to reduce quartershare inventory for all Grand Summit hotels located in the east.

         Our Real estate segment generated a loss before income taxes of $10.9 million for the 26 week period ended January 27, 2002, compared to a $6.5 million loss for the 26 week period ended January 28, 2001. The current year operating loss consists of an EBITDA loss of $1.2 million, $8.4 million in real estate interest expense, and $1.3 million in real estate depreciation and amortization. The comparative breakdown from fiscal 2001 was a real estate EBITDA loss of $8.1 million, real estate interest expense of $13.2 million, and real estate depreciation and amortization of $1.4 million.

         We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

         Recent Trends: Over the past several months we have experienced a reduction in sales volume and sales leads at Steamboat and The Canyons. The decrease in sales volume was not anticipated for this period. We believe that this is primarily the result of weakening economic conditions which have impacted destination visits at both resorts as well as business volume weakness related to the impact of the Olympics . We are monitoring economic conditions and adjusting our real estate operations and plans accordingly. We do no currently have any new projects in sales or construction. We are in the development planning stage on several small projects but continue to concentrate our efforts on the reduction of existing inventory.

         Cumulative effect of accounting changes. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. The Company has elected early adoption of the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations. See Notes 6 and 7 for additional disclosure information required by SFAS No. 142.

         In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (collectively "SFAS No. 133 as amended").

         SFAS No. 133 as amended requires that derivatives be recorded on the balance sheet as an asset or liability at fair value. The Company has entered into three interest rate swap agreements that do not qualify for hedge accounting under SFAS No. 133 as amended. As of July 30, 2000, the Company had $8.6 million recorded in Other Long Term Liabilities in the accompanying Consolidated Balance Sheet and had been recording the net effect of the anticipated $2.1 million in interest savings from these agreements on a straight line basis over the life of the agreements through the income statement. Upon adoption of SFAS No. 133 as amended, the fair value of these swaps was recorded as a $6.5 million asset and an $11.1 million liability, with a corresponding $4.6 million entry to cumulative effect of accounting change in earnings. The $8.6 million recorded in Other Long Term Liabilities was also recognized through a cumulative effect of accounting change in earnings, resulting in a net cumulative effect of accounting change of $4.0 million (before a $1.5 million provision for income taxes). Subsequent changes in the fair values of the swaps are being recorded through the income statement as an adjustment to interest expense.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock. The dividends on manditorily redeemable preferred stock increased $4.2 million, from $11.5 million for fiscal 2001 to $15.7 million for 2002. This increase is attributed to the recapitalization that occurred during July of 2001, and specifically the exchange of the Series B Preferred Stock for the Series C-1 and Series C-2 Preferred Stock (as discussed previously). The Series C-1 and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively, whereas the Series B carried preferred dividends at an effective rate of 9.7%. Additionally, the compounding effect of accruing dividends on the value of the preferred shares is contributing to the increase in the accompanying consolidated statement of operations for the 26 weeks ended January 27, 2002.

         Recently Issued Accounting Standards. In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS No. 143 will not have a material impact on our results of operations or financial position and will adopt such standards on July 29, 2002, as required.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating whether we will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.




                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on November 14, 2001.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

         On January 2, 2002, the Company held its Annual Meeting of its shareholders to approve:

         o        The election of the Company's Board of Directors; and

         o The ratification of Arthur Andersen as the Company's independent auditors for the 2002 fiscal year.

         The results of the Annual Meeting were as follows:

The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company's proxy statement with respect to the Annual Meeting was re-elected in its entirety.

         The results of the Annual Meeting were as follows:


                                 Board Election:

                               Voting For          Voting Against or         Abstaining          Broker Non-Votes
                                                        Withheld
David Hawkes                  14,790,597(1)             168,832                  0                      0
Paul Wachter                  14,790,597(1)             168,832                  0                      0
Leslie B. Otten               14,760,530(2)                0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
Gordon Gillies                14,760,530(2)                0                     0                      0
Alexandra Hess                14,760,530(2)                0                     0                      0
Robert Branson                14,760,530(2)                0                     0                      0
Bradford Bernstein             150,000(3)                  0                     0                      0
Steven Gruber                  150,000(3)                  0                     0                      0
Jay Crandall                   150,000(3)                  0                     0                      0
William Janes                  150,000(3)                  0                     0                      0

(1)      Messrs. Hawkes and Wachter were elected by the holders of the Company's Common Stock.
(2)      Messrs. Otten, Gillies and Branson and Ms. Hess were elected by the holders of the Company's Class A Common Stock.
(3)      Messrs. Bernstein, Gruber, Crandall and Janes were elected by the holders of the Company's Series B Preferred Stock.

                        Ratification of Arthur Andersen:

                               Voting For            Voting Against          Abstaining          Broker Non-Votes
Common Stock                   14,782,096               129,767                47,566                   0
Class A Common Stock           14,760,530                  0                     0                      0
Series C-1 Preferred
Stock                           40,000(1)                  0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
10.5% Preferred Stock           36,626(2)                  0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
Total All Classes           65,433,318(1) (2)           129,767                47,566                   0

(1) The Series C-1 Preferred Stock votes together with Common Stock on an "as-if-converted" basis. The 40,000 shares of Series C-1 Preferred Stock, together with accrued and unpaid dividends, have a voting right equal to 32,641,600 shares of Common Stock. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

(2) The 10.5% Preferred Stock votes together with Common Stock on an "as-if-converted" basis. The 36,626 shares of 10.5% Preferred Stock, together with accrued and unpaid dividends, have a voting right equal to 3,249,092 shares of Common Stock. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

                           Part II - Other Information


                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith are the following material agreements entered as of in the Company's second fiscal quarter of 2002.

Exhibit No.       Description

10.01 Waiver Under the Amended, Restated and Consolidated Credit Agreement dated as of January 27, 2002.

10.02 Fifth Amendment to the Amended, Restated And Consolidated Credit Agreement dated January 14, 2002 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A. as agent

10.03 Loan Participation Agreement dated as of January 14, 2002 by and among the lenders under the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999, as amended, and Madeleine L.L.C.


b) Reports on Form 8-K

         The Company filed a report on Form 8-K on March 7 2002, reporting that it had received notification from the New York Stock Exchange ("NYSE") that trading on American Skiing Company's common stock will be suspended as of March 14, 2002 and the issue will be removed from the NYSE's trading list.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 18, 2002                         /s/ William Fair
-------------                                 --------------------------------
                                              William Fair
                                              Chief Executive Officer
                                              (Duly Authorized Officer)



Date: March 18, 2002                         /s/ Mark J. Miller
-------------                                 -------------------------------
                                              Mark J. Miller
                                              Senior Vice President
                                              Chief Financial Officer
                                              (Principal Financial Officer)