Form 10-Q
period 2002-04-28
AMERICAN SKIING CO /ME
filed 2002-06-12
CIK 1043432

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED APRIL 28, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-13507

American Skiing Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3373730 (I.R.S. Employer Identification No.)
P.O. Box 450, Bethel, Maine (Address of principal executive office)	04217 (Zip Code)

(207) 824-8100
www.peaks.com
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,957,593 shares of common stock, $.01 par value, as of June 10, 2002.

American Skiing Company and Subsidiaries

American Skiing Company and Subsidiaries

Part I—Financial Information
Item 1 Financial Statements

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	13 weeks ended April 28, 2002	13 weeks ended April 29, 2001
	(unaudited)	(unaudited)
Net revenues:
Resort	$124,049	$136,496
Real estate	7,592	15,404

Total net revenues	131,641	151,900
Operating expenses:
Resort	62,530	71,067
Real estate	8,340	16,516
Marketing, general and administrative	13,520	15,340
Non-recurring restructuring and asset impairment charges (Note 12)	—	3,593
Depreciation and amortization	11,518	14,317

Total operating expenses	95,908	120,833

Income from operations	35,733	31,067
Interest expense	11,101	12,837

Income from continuing operations before income taxes	24,632	18,230
Provision for income taxes	—	13,798

Income from continuing operations	24,632	4,432
Discontinued operations (Note 13)
Income from discontinued operations of Heavenly resort	9,940	8,541
Income tax benefit	—	(52)

Income from discontinued operations net of taxes	9,940	8,593
Income before preferred stock dividends	34,572	13,025
Accretion of discount and dividends accrued on Mandatorily redeemable preferred stock	8,158	5,789

Net income available to common shareholders	$26,414	$7,236

Accumulated deficit, beginning of period	$(335,285)	$(119,344)
Net income available to common shareholders	26,414	7,236

Accumulated deficit, end of period	$(308,871)	$(112,108)

Basic earnings per common share (Note 3)
Income (loss) from continuing operations	$0.52	$(0.04)
Income on discontinued operations, net of taxes	0.31	0.28

Net income available to common shareholders	$0.83	$0.24

Weighted average common shares outstanding	31,718,123	30,509,283

Diluted earnings per common share (Note 3)
Income (loss) from continuing operations	$0.52	$(0.03)
Income on discontinued operations, net of taxes	0.31	0.14

Net income available to common shareholders	$0.83	$0.11

Weighted average common shares outstanding	31,718,123	62,874,599

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

American Skiing Company and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	39 weeks ended April 28, 2002	39 weeks ended April 29, 2001
	(unaudited)	(unaudited)
Net revenues:
Resort	$229,357	$260,160
Real estate	22,463	73,345

Total net revenues	251,820	333,505
Operating expenses:
Resort	146,740	169,366
Real estate	24,402	66,310
Marketing, general and administrative	38,479	39,539
Non-recurring restructuring and asset impairment charges (Note 12)	27,879	3,593
Depreciation and amortization	26,204	33,925

Total operating expenses	263,704	312,733

(Loss) income from operations	(11,884)	20,772
Interest expense	37,918	40,380

Loss from continuing operations, net of taxes of $0 for 2002 and 2001	(49,802)	(19,608)
Income from discontinued operations of Heavenly resort, net of taxes of $0 for 2002 and 2001 (Note 13)	9,789	7,034

Loss before accounting change	(40,013)	(12,574)
Cumulative effect of accounting change, net of taxes of $0 and $1,538, respectively (Note 2)	18,658	(2,509)

Loss before preferred stock dividends	(58,671)	(10,065)
Accretion of discount and dividends accrued on Mandatorily redeemable preferred stock	23,865	17,280

Net loss available to common shareholders	$(82,536)	$(27,345)

Accumulated deficit, beginning of period	$(226,335)	$(84,763)
Net loss available to common shareholders	(82,536)	(27,345)

Accumulated deficit, end of period	$(308,871)	$(112,108)

Basic and diluted loss per common share (Note 3)
Loss from continuing operations	$(2.33)	$(1.21)
Income on discontinued operations, net of taxes	0.31	0.23
Cumulative effect of accounting change, net of taxes	(0.59)	0.08

Net loss available to common shareholders	$(2.61)	$(0.90)

Weighted average common shares outstanding—basic and diluted	31,597,244	30,482,977

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

American Skiing Company and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 28, 2002	July 29, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,714	$11,592
Restricted cash	943	1,372
Accounts receivable	10,092	14,323
Inventory	6,934	6,573
Prepaid expenses	5,134	4,658
Assets held for sale (Note 13)	100,160	105,821
Deferred income taxes	2,137	1,909

Total current assets	133,114	146,248
Property and equipment, net	401,370	433,502
Real estate developed for sale	127,371	143,978
Goodwill (Note 6)	—	18,658
Intangible assets (Note 7)	1,807	20,766
Deferred financing costs	13,192	16,714
Other assets	31,474	26,627

Total assets	$708,328	$806,493

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity (Deficit)
Current liabilities
Current portion of long-term debt (Note 8, 14)	$213,969	$74,662
Current portion of subordinated notes and debentures (Note 8,10,14)	140,226	549
Accounts payable and other current liabilities	70,784	66,135
Deposits and deferred revenue	6,097	11,580
Liabilities held for sale (Note 13)	26,589	8,441

Total current liabilities	457,665	161,367
Long-term debt, excluding current portion (Note 8, 14)	—	211,934
Subordinated notes and debentures, excluding current portion (Note 8,10,14)	—	126,564
Other long-term liabilities	29,278	34,897
Deferred income taxes	2,137	2,537

Total liabilities	489,080	537,299
Mandatorily Redeemable 10 1/2% Series A Preferred Stock, par value of $1,000 per share; 40,000 shares authorized; 36,626 shares issued and outstanding; including cumulative dividends; Due November 15, 2002; (redemption value of $58,536 and $54,102, respectively)	58,536	54,102
Mandatorily Redeemable 12% Series C-1 Preferred Stock, par value of $1,000 per share; 40,000 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $43,266) (Note 9)	43,266	—
Mandatorily Redeemable 15% Series C-2 Preferred Stock, par value of $1,000 per share; 139,453 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $153,780) (Note 9)	153,780	—
Mandatorily Redeemable 8 1/2% Series B Preferred Stock, par value of $1,000 per share; 150,000 shares authorized, issued and outstanding; including cumulative dividends (redemption value of $0 and $178,016, respectively) (Note 9)	—	170,266
Shareholders' Equity (Deficit)
Common stock, Class A, par value of $.01 per share; 15,000,000 shares authorized; 14,760,530 issued and outstanding	148	148
Common stock, par value of $.01 per share; 100,000,000 shares authorized; 16,957,593 and 15,748,753 issued and outstanding, respectively	170	160
Additional paid-in capital	272,219	270,853
Accumulated deficit	(308,871)	(226,335)

Total shareholders' equity (deficit)	(36,334)	44,826

Total liabilities, mandatorily redeemable preferred stock and shareholders' equity (deficit)	$708,328	$806,493

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

American Skiing Company and Subsidiaries

Condensed Consolidated Statement of Cash Flows
(In thousands)

	39 weeks ended April 28, 2002	39 weeks ended April 29, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(58,671)	$(10,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,206	42,257
Amortization of discount on debt	309	695
Deferred income taxes	—	1,544
Stock compensation charge	69	369
Cumulative effect of change in accounting principle	18,658	(4,047)
Loss (gain) from sale of assets	25,522	(73)
Decrease (increase) in assets:
Restricted cash	428	(681)
Accounts receivable	3,945	(4,094)
Inventory	(317)	346
Prepaid expenses	(346)	(1,139)
Real estate developed for sale	21,146	38,006
Other assets	(10,572)	(5,781)
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	8,376	21,306
Deposits and deferred revenue	(6,773)	(384)
Other long-term liabilities	3,115	8,321
Other, net	4	—

Net cash provided by operating activities	38,099	86,580

Cash flows from investing activities
Capital expenditures	(6,217)	(25,004)
Proceeds from sale of assets	9,584	302

Net cash provided by (used in) investing activities	3,367	(24,702)

Cash flows from financing activities
Repayment of Senior Credit Facility	68,860	73,185
Proceeds from Senior Credit Facility	(118,472)	(105,223)
Proceeds from long-term debt	27,408	—
Proceeds from non-recourse real estate debt	19,225	24,122
Repayment of long-term debt	(11,686)	(5,878)
Repayment of non-recourse real estate debt	(31,471)	(49,302)
Deferred financing costs	(205)	(1,096)
Proceeds from exercise of stock options	997	—
Proceeds from issuance of warrants	—	2,000
Other, net	—	11

Net cash used in financing activities	(45,344)	(62,181)

Net decrease in cash and cash equivalents	(3,878)	(303)
Cash and cash equivalents, beginning of period	11,592	10,085

Cash and cash equivalents, end of period	$7,714	$9,782

Supplementary disclosure of non-cash item:
Non-cash transfer of real estate developed for sale to fixed assets	$—	$26,239
Accretion of discount and dividends accrued on mandatorily redeemable preferred stock	$23,865	$17,280

See accompanying notes to (unaudited) Condensed Consolidated Financial Statements.

American Skiiing Company and Subsidiaries

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

        2. Accounting Change.    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 unless early adoption is elected. The Company has elected to adopt SFAS No. 144 early and reflect the sale of the Heavenly ski resort in accordance with SFAS No. 144. See Note 13 for additional disclosure information required by SFAS No. 144.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. The Company has elected early adoption of the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been treated as a cumulative effect of accounting change in the accompanying condensed consolidated statement of operations. See Notes 6 and 7 for additional disclosure information required by SFAS No. 142.

        In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133 (collectively "SFAS No. 133 as amended").

        3. Earnings (loss) per Common Share.    Earnings (loss) per common share for the 13 weeks, and the 39 weeks ending April 28, 2002 and April 29, 2001, respectively, were determined based on the following data (in thousands):

	13 weeks ended April 28, 2002	13 weeks ended April 29, 2001	39 weeks ended April 28, 2002	39 weeks ended April 29, 2001
Income (loss)
Income (loss) from continuing operations	24,632	$4,432	$(49,802)	$(19,608)
Income from discontinued operations	9,940	8,593	9,789	7,034
Accretion of discount and dividends accrued on Mandatorily redeemable preferred stock	8,158	5,789	23,865	17,280

Income (loss) before extraordinary items—basic	26,414	7,236	(63,878)	(29,854)
Series B Preferred Stock dividend requirement	—	4,436	—	—

Income (loss) before extraordinary item—diluted	26,414	11,672	(63,878)	(29,854)
Cumulative effect of accounting changes, net of taxes	—	—	18,658	(2,509)

Net income (loss) available to common shareholders	$26,414	$11,672	$(82,536)	(27,345)

	13 weeks ended April 28, 2002	13 weeks ended April 29, 2001	39 weeks ended April 28, 2002	39 weeks ended April 29, 2001
Shares
Weighted average shares outstanding—basic	31,718	30,509	31,597	30,483
Effect of dilutive securities:
Common stock options	—	—	—	—
Convertible Series B Preferred Stock	—	32,366	—	—

Weighted average shares outstanding—diluted	31,718	62,875	31,597	30,483

        At April 28, 2002 and April 29, 2001, the Parent had 14,760,530 shares of its class A common stock issued and outstanding, which are convertible into shares of the Parent's common stock. The shares of the Parent's common stock issuable upon conversion of the shares of the Parent's class A common stock have been included in the calculation of the weighted average shares outstanding.

        At April 28, 2002, the Parent had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (the "Series A Preferred Stock") and 40,000 shares of its 12% series C-1 convertible participating preferred stock (the "Series C-1 Preferred Stock") issued and outstanding, both of which are convertible into shares of the Parent's common stock. The shares of common stock into which these preferred securities are convertible have not been included in the diluted share calculation as the impact of their inclusion would be anti-dilutive for both the quarter and the nine months ended April 28, 2002. For additional information regarding the issuance of the shares of Series C-1 Preferred Stock and the agreement by the holders of shares of Series B Preferred Stock to strip the shares of Series B Preferred Stock of all their rights (including the right to convert such shares into shares of the Parent's common stock) except for the right to elect directors of the Parent, see Note 9 to these unaudited condensed consolidated financial statements

        At April 29, 2001 the Parent had 36,626 shares of Series A Preferred Stock and 150,000 shares of Series B Preferred Stock issued and outstanding, both of which are convertible into shares of the Parent's common stock. For the nine months ended April 27, 2001 the shares of common stock into which these preferred securities are convertible have not been included in the diluted share calculation as the impact of their inclusion would be anti-dilutive. For the quarter ended April 27, 2001 the Series B Preferred Stock has been included since their inclusion is dilutive.

        The Parent also had 2,626,069 and 2,519,221 exercisable options outstanding to purchase shares of its common stock under the Parent's stock option plan as of April 28, 2002 and April 29, 2001,

respectively. These shares are also excluded from the diluted share calculation because in each case the exercise price is greater than the average share price for the periods presented.

        4. Segment Information.    In accordance with SFAS No. 131, Disclosures about Segments of Enterprise and Related Information, the Company has classified its operations into two business segments, resorts and real estate. The Company has concluded that each of the resorts have similar economic characteristics and meet the aggregation criteria set forth in SFAS No. 131. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations before interest, taxes, depreciation and amortization (EBITDA). Additionally, each of the resorts has historically produced similar EBITDA margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating profits for each of the two reporting segments excluding discontinued operations are as follows (in thousands):

	13 weeks ended April 28, 2002	13 weeks ended April 29, 2001	39 weeks ended April 28, 2002	39 weeks ended April 29, 2001
	(in thousands)
Revenues:
Resorts	$124,049	$136,496	$229,357	$260,160
Real Estate	7,592	15,404	22,463	73,345

Total	$131,641	$151,900	$251,820	$333,505

Income (loss) before benefit from income taxes
Resorts	$29,056	$24,924	$(35,744)	$(10,820)
Real Estate	(4,424)	(6,694)	(14,058)	(8,788)

Total	$24,632	$(18,230)	$(49,802)	$(19,608)

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

        Valuation of Long Lived and Intangible Assets and Goodwill.    The Company assesses the impairment of identifiable intangible assets, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important, which could trigger an impairment review, include the following:

  •
  Significant under performance relative to expected historical or projected future operating results,

  •
  Significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business,

  •
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

        6. Goodwill.    The changes in the carrying amount of goodwill for the 39 weeks ended April 28, 2002 are as follows (in thousands):

Resort Segment
Carrying value as of July 29, 2001	$23,518
Impairment losses	(18,658)
Reclassification of previously identified other intangible assets no longer allowed under SFAS No. 141	2,028
Reclassification of goodwill at the Heavenly resort	(6,888)

Carrying value as of April 28, 2002	$—

        Goodwill associated with the Resort segment is tested for impairment at the end of each fiscal year, after the final results of the operating ski season are available. For purposes of implementing SFAS No. 142, the Company used independent third party appraisals, which were prepared using an income approach based on expected future cash flows, to establish the fair value of its reporting units as of July 30, 2001, the date of adoption. The carrying amount of the reporting units associated with the Company's 1996 acquisition of SKI, Ltd. and its subsidiaries exceeded their fair values at the date of adoption. As a result, the Company recognized a transitional impairment loss of $18.7 million, which represented a write-down of goodwill that had been allocated to those reporting units. This transitional impairment loss has been recorded as a cumulative effect of accounting change in the Company's accompanying condensed consolidated statement of operations for the 39 weeks ending ended April 28, 2002.

        7. Acquired Other Intangible Assets.    As of April 28, 2002, acquired other intangible assets of the Company, which are entirely attributed to its Resort segment, are broken down by the following asset classes (in thousands):

Asset Class	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Lease agreements	$1,853	$(216)

Unamortized intangible assets
Tradenames	$170

        Amortization expense related to acquired other intangible assets was $14,000 and $43,000 for the quarter and nine months ended April 28, 2002, respectively. In addition, future amortization expense related to acquired other intangible assets is estimated to be approximately $57,000 on an annual basis over the next five years.

        8. Long-term and Short-term Debt.    As of April 28, 2002 the Company classified all of the long-term debt as current in the accompanying condensed consolidated balance sheet. As of that date, the Company was in violation of most of its financial ratios and covenants associated with it's resort senior credit facility for the fiscal quarter ending April 28, 2002, including those for total debt to EBITDA ratio, EBITDA to interest expense ratio, adjusted cash flow to debt service ratio, minimum EBITDA and senior debt to EBITDA ratio, primarily as a result of shortfalls in EBITDA from planned amounts. For the nine months ended April 28, 2002, the Company was below planned EBITDA by approximately $12.4 million.

        The Company completed the 7th Amendment of the Company's resort senior credit facility on May 10, 2002. This amendment restructured the size and the financial covenants of the Company's resort senior credit facility in conjunction with the sale of the Heavenly ski resort, and also retroactively cured the April 28, 2002 covenant defaults. As of April 28, 2002, the Company's real estate subsidiaries were also in default of the Resort Properties senior credit facility and real estate construction loan facility. The Resort Properties senior credit facility was in default due to the failure to pay accrued interest due on April 28, 2002. In addition, a default also occurred under the Resort Properties senior credit facility due to the failure to make a mandatory principal payment of $3.75 million on March 30, 2002. The Company obtained a temporary waiver for this principal payment default that was effective until May 3, 2002. These payment defaults also triggered the cross-default provisions of the real estate construction facility (for which the Company obtained a temporary waiver, which remained effective on April 28, 2002). As of May 1, 2002, the real estate construction facility was also subject to a separate default resulting from Grand Summit's non-payment of a $3.8 million note in favor of the general contractor on its Steamboat Grand Hotel project.

        On April 19, 2002, the Company completed an amendment to the Indenture of the Notes, dated as of June 28, 1996, among American Skiing Company, the Guarantors party thereto, and The Bank of New York, as successor trustee to United States Trust Company of New York (as amended and supplemented, the "Indenture") and the holders of the securities issued under the Indenture. Pursuant to the amendment, the Indenture and the Notes governed thereby are no longer subject to a cross-default resulting from a default by the Company's real estate subsidiaries under certain debt which is non-recourse to the Company, including the real estate senior credit facility and the real estate construction facility. The amendment to the Indenture also provides that neither a bankruptcy or judgment against any of the Company's real estate development subsidiaries will constitute a default under the Indenture.

        9. Recapitalization.    On July 15, 2001, the Parent entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities (collectively, "Oak Hill") to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001:

  •
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

  •
  Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Resort Properties credit facility to facilitate amendments to such credit facility. This was the final advance under Tranche C, as the maximum availability under this facility has now been reduced from $13 million to $12 million;

  •
  Oak Hill provided a guarantee of $14 million for the financing of certain equipment related to the Heavenly gondola (see Note 14 "Subsequent Events" for additional information);

  •
  Oak Hill purchased one million shares of the Parent's common stock for an aggregate purchase price of $1 million;

  •
  Oak Hill and the Parent canceled an agreement to provide Oak Hill with warrants for 6 million shares of the Parent's common stock or 15% of the common stock of Resort Properties.

        In consideration of Oak Hill's agreements and commitments in accordance with the terms set forth above, the following has occurred:

  •
  The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its rights and preferences with the exception of the right to elect up to four directors; (plus two additional directors under the terms of Oak Hill's existing Stockholders' Agreement with the Company and Leslie B. Otten);

  •
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

  •
  At Oak Hill's option, and subject to the consent of the other lenders under the Resort Properties credit facility, Tranche C of the Resort Properties credit facility will be exchangeable in whole or in part into indebtedness of the Parent when permitted under the existing debt agreements.

        During July 2000, Resort Properties issued debt to Oak Hill under Tranche C of the real estate credit facility. Additionally, Oak Hill entered into a securities purchase agreement for the issuance of warrants for 6,000,000 shares of the Parent's common stock with an exercise price of $2.50 per share. Under the terms of the agreement, net share settlement was required. The transaction was accounted for as debt issued with detachable warrants under Accounting Principles Board Opinion (APB) No. 14. APB No. 14 requires the portion of the proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to the warrants should be accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. Upon execution of the transaction, the Parent did not issue Oak Hill the warrants. Therefore, the Company recorded a $7.7 million long term liability to represent the Parent's obligation to issue the warrants. As part of the July 15, 2001 security purchase agreement, which closed on August 31, 2001, Oak Hill agreed to cancel its right to receive these warrants, as they had an exercise price of $2.50 and the Parent's common stock was then trading at approximately $1 per share. In the first quarter of fiscal 2002, the Company reclassified the $7.7 million other long term liability to additional paid-in capital as if the warrants were issued, in accordance with EITF No. 96-13, "contracts that require a net share settlement should be initially measured at fair value and reported in permanent equity. Subsequent changes in fair value should not be recognized." Therefore, any change in the market value of the warrants since Oak Hill received the rights to receive the warrants, was never recognized.

        The Company has accounted for the termination of the liquidation preference of the Series B Preferred Stock as a capital transaction in conjunction with the accounting for the termination of the warrants described above. Accordingly, the Company reversed the carrying value of the Series B Preferred Stock of $172.1 million as of August 31, 2001 and correspondingly recorded the Series C-1 Preferred Stock and C-2 Preferred Stock at their initial face values of $40.0 million and $139.5 million, respectively. No gain or loss was recognized related to the recapitalization transactions. The Company also reclassified the $7.3 million of net unamortized issuance costs related to the Series B Preferred Stock to additional paid-in capital.

        10. Subordinated Notes.    In June of 1996 the Company issued $120.0 million of 12% senior subordinated notes due 2006 (the "Notes"). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its resort senior credit facility. The Notes are fully and unconditionally guaranteed by all subsidiaries of the Parent, with the exception of Ski Insurance, Killington West, Ltd., Uplands Water Company and Walton Pond Apartments, Inc. The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company's balance sheet and results of operations. The guarantor subsidiaries are wholly owned subsidiaries of the Parent and its subsidiaries and the guarantees are full, unconditional, and joint and several. Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to the Parent.

        As of April 28, 2002, the accreted value of the Notes, net of issuance costs, was $118.1 million. Because of the financial covenant defaults under the resort senior credit facility (which existed as of April 28, 2002), and the potential (as of April 28, 2002) for a resulting cross default under the Notes, the Parent has classified the Notes and all other long term debt as current in the accompanying condensed consolidated balance sheet. Because the financial covenant defaults under the resort senior credit facility were cured after April 28, 2002 (see Notes 14—"Subsequent Events"), no cross default has occurred under the Notes.

        On April 19, 2002, the Company completed an amendment to the Indenture of the Notes, dated as of June 28, 1996, among the Parent, the Guarantors party thereto, and The Bank of New York, as successor trustee to United States Trust Company of New York (as amended and supplemented, the "Indenture") and the holders of the securities issued under the Indenture. Pursuant to the amendment, the Indenture and the Notes governed thereby are no longer subject to a cross-default resulting from a default by the Company's real estate subsidiaries under certain debt which is non-recourse to the Company, including the real estate senior credit facility and the real estate construction facility. The amendment to the Indenture also provides that neither a bankruptcy or judgment against any of the Company's real estate development subsidiaries will constitute a default under the Indenture.

        11. Dividend Restrictions.    Borrowers under the real estate senior credit facility and the real estate construction facility, which include Resort Properties, and Resort Properties' subsidiaries, including Grand Summit are restricted from declaring dividends or advancing funds to the Parent by any other method, unless specifically approved by these lenders.

        The Parent's resort senior credit facility contains restrictions on the payment of dividends by the Parent on its common stock. Those restrictions prohibit the payment of dividends in excess of 50% of the Company's consolidated net income after July 31, 1997, and further prohibit the payment of dividends under any circumstances when the effect of such payment would be to cause the Company's debt to EBITDA ratio (as defined within the credit agreement) to exceed 4.0 to 1. On an annual basis, the Company has not had net income subsequent to July 31, 1997.

        Under the Indenture governing the Notes, the Parent is prohibited from paying cash dividends or making other distributions to its shareholders, except under certain circumstances (which are not currently applicable and are not anticipated to be applicable in the foreseeable future).

        12.    Non-recurring Restructuring and Asset Impairment Charges. For the 39 weeks ended April 28, 2002, the Company incurred $2.4 million in charges related to the implementation of its previously announced strategic restructuring plan. These costs consisted mainly of legal, consulting and financing costs incurred in connection with its resort and real estate credit facility amendments. There were no employee termination costs included in these non-recurring restructuring and asset impairment charges, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of fiscal 2001. All of the amounts recognized for the 39 weeks ended April 28, 2002 were paid or accrued for services previously rendered in connection with this strategic restructuring plan. The Company has not established any reserves for anticipated future restructuring charges and did not have such a reserve established at the end of fiscal 2001.

        In accordance with SFAS No. 121, the carrying value of the net assets for both the Steamboat and Sugarbush ski resorts ("Steamboat" and "Sugarbush", respectively) that are subject to their respective sales were originally reclassified as assets held for sale in the consolidated balance sheet as of July 29, 2001. The assets held for sale have been reduced to their estimated fair value based on the estimated selling price less costs to sell, resulting in a combined pre-tax loss of $67.1 million, which is included in the non-recurring merger, restructuring and asset impairment line in the consolidated statement of operations for the year ended July 29, 2001. In the accompanying condensed consolidated balance sheet as of July 29, 2001 Steamboat has been reclassified as an asset held for use and Heavenly has been classified as an asset held for sale. The Company recorded an additional write down related to Steamboat during the 39 weeks ended April 28, 2002 of $25.5 million based on modifications from preliminary estimates to the final purchase and sale agreement. The Company withdrew from the sale of Steamboat on March 26, 2002. (See "Note 13. Assets Held for Sale and Discontinued Operations" and "Part II—Item 1, Legal Proceedings" for additional information).

        13. Assets/Liabilities held for Sale and Discontinued Operations.    The Company has previously communicated its intent to sell the Steamboat in Colorado to reduce the debt of the Company as part of its strategic plan. During October of 2001, the Company executed a non-binding letter of intent to sell Steamboat. In accordance with SFAS No. 121, the Company reduced the carrying value of the net assets of the resort to the fair market value of the resort. The result was the recognition of a $50 million allowance to reduce the carrying value of the assets to fair market value. The loss was recorded in cost of operations at July 29, 2001. Additionally, the carrying value of the net assets was reclassified as assets held for sale. On January 24, 2002 the Company signed a purchase and sale agreement for the Steamboat. The proceeds from the sale of the resort were estimated to be $25.5 million less than originally expected due in part to the delay of the sale and the seasonal nature of the resort's revenues. Therefore, the Company has recorded an additional allowance to reduce the carrying value of the net assets to the revised fair value. The additional allowance of $25.5 million has been recorded in the non-recurring restructuring and asset impairment charges line in the accompanying condensed consolidated statement of operations for the 39 weeks ended April 28, 2002.

        On March 26, 2002 the Company announced that it had entered into a definitive purchase and sale agreement to sell Heavenly and that it no longer intends to sell Steamboat. The Company accounted for the planned sale of Steamboat in accordance with SFAS No. 121. The Company is accounting for the sale of the Heavenly in accordance with SFAS No. 144. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. In accordance with SFAS No. 144 the Company has reclassified the assets and liabilities related to Heavenly as held for sale in the attached condensed consolidated balance sheet as of April 28, 2002. The Company did not record an impairment allowance for the sale of Heavenly because the Company anticipates that a gain will be realized upon closing of the sale of the resort. The sale of Heavenly was completed on May 9, 2002 (see Note 14. "Subsequent Events" for additional information). In the attached condensed consolidated statements of operation for the 13 and 39 weeks ended, all results from operations for Heavenly have been removed from continuing operations and classified as discontinued operations.

        The components of the assets and liabilities held for sale as of April 28, 2002 related to Heavenly are as follows (in thousands):

Assets Held for Sale as of April 28, 2002	Total
Accounts receivable	$1,677
Inventory	2,415
Prepaid expenses	547
Property & equipment, net	81,503
Goodwill	6,888
Other assets	323
Intangible assets	6,807

Total assets held for sale	$100,160

Liabilities Held for Sale as of April 28, 2002	Total
Accounts payable and accrued liabilities	7,179
Deposits and deferred revenues	477
Long term debt paid at closing	14,833
Other long term liabilities	1,571
Long term liabilities assumed	2,529

Total liabilities held for sale	$26,589

        Summary operating results for Heavenly for the 39 weeks ended April 28, 2002 and April 29, 2001, which have historically been included in the Company's resort segment in its results of operations, are as follows (in thousands):

39 weeks ended	April 28, 2002	April 29, 2001
Total revenues	$51,429	$50,460
Total expenses (1)	41,143	44,006

Total income (loss) from discontinued operations	$10,286	$6,454

(1)
Included in total expenses is depreciation of $7.0 million and $8.3 million for the 39 weeks ended April 28, 2002 and April 29, 2001 respectively. The Company discontinued depreciation on the Heavenly assets in accordance with SFAS No. 144. The resort recorded approximately $1.0 million less in depreciation expense for the 13 and 39 weeks ended April 28, 2002 as a result of the accounting treatment defined by SFAS No. 144.

        Annual operating results for Heavenly which have historically been included in the Company's resort segment results of operations, are as follows (in thousands):

Fiscal Years Ended	2001	2000
Total revenues	$53,019	$51,851
Total expenses	49,273	44,743

Total income (loss) from discontinued operations	$3,746	$7,108

        14. Subsequent Events.    On May 9, 2002, the Company completed the sale of Heavenly in South Lake Tahoe, California to Vail Resorts, Inc. Total consideration for the sale was $104.9 million, which was comprised of a $102.0 million sales price, less $2.4 million purchase price adjustments, plus $5.3 million of current liabilites assumed by the buyer. Vail Resorts, Inc. also assumed $2.8 million in capital leases, leaving $96.8 million in net proceeds after assumption of the capital leases. At closing the Company paid $1.8 million in costs related to the sale with net proceeds after transaction costs of $95.0 million.

        The Company paid fees and accrued interest of $2.8 million related to the resort senior credit facility out of the sales proceeds and an early prepayment penalty of $0.7 million associated with the retirement of a term loan for Heavenly, including accrued interest. After these payments the Company made permanent reductions to outstanding debt of the following amounts:

Real estate senior credit facility	$2.0	million
Resort senior credit facility, term portion	28.6	million
Heavenly term loan	12.8	million

Total	$43.4	million

        In addition, the Company permanently reduced availability under the resort revolver portion of the resort senior credit facility from $94.6 million to $52.1 million. After the permanent debt reductions the remaining proceeds from the sale were used to repay all outstanding borrowings under the resort's revolver senior credit facility of $44.1 million, with the remaining $4 million deposited into a temporary cash account. In total, the Company reduced debt balances and available borrowings by approximately $87.5 million with the Heavenly sale proceeds. In conjunction with the repayment of the Heavenly term loan, the guaranty given by Oak Hill Capital Partners to secure that loan was released.

        The Company completed the 7th Amendment of the Company's resort senior credit facility on May 10, 2002. This amendment restructured the size and the financial covenants of the Company's resort senior credit facility in conjunction with the sale of Heavenly and retroactively cured the April 28, 2002, financial covenant defaults under the resort senior credit facility.

        On March 30, 2002, our real estate development subsidiary, Resort Properties failed to make a mandatory principal payment of $3.75 million under its senior secured credit facility with Fleet National Bank and certain other lenders. Resort Properties obtained a temporary waiver of this default on April 2, 2002, which was in effect until May 3, 2002. In addition, Resort Properties failed to pay accrued interest due under the facility on April 28, 2002 (for which it did not obtain a waiver). On May 21, 2002, attorneys representing the lenders under the Resort Properties senior credit facility orally notified us that the lenders would be accelerating the entire remaining principal and accrued interest in the amount of approximately $63.4 million under the Resort Properties senior credit facility. On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance.

        We have been notified by the lenders under the Resort Properties senior credit facility that no additional borrowings under the facility will be permitted and that Resort Properties will not be given access to restricted cash accounts to satisfy its obligations.

        Our hotel development subsidiary is currently in default under its construction loan facility with Textron Financial Corporation ("Textron") and certain other lenders, resulting from a cross default under the Resort Properties senior credit facility due to the failure to make a mandatory principal payment of $3.75 million on March 30, 2002 and from the non-payment of the $3.8 million note to the general contractor at Steamboat as of May 1, 2002. On May 17, 2002, attorneys representing Textron orally notified the Company that Textron had tentatively approved revisions to the real estate construction loan facility which the Company expects would be sufficient to cure the outstanding defaults and meet the short-term cash flow needs of the hotel development subsidiary. The remaining lenders under the real estate construction loan facility have also approved those revisions; however the revisions have not yet been reduced to mutually agreed upon written documentation. In addition, the lenders' willingness to finalize these revisions may be affected by the Company's ability to negotiate a successful restructuring of the Resort Properties senior credit facility.

American Skiing Company and Subsidiaries

Item 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

        This document contains both historical and forward-looking statements. All statements other than statements of historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not based on historical facts, but rather reflect the Company's current expectations concerning future results and events. Similarly, statements that describe the Company's objectives, plans or goals are or may be forward looking statements. Such forward-looking statements involve a number of risks and uncertainties. The Company has tried wherever possible to identify such statements by using words such as "anticipate," "assume," "believe," "expect," "intend," "plan," and words and terms similar in substance in connection with any discussion of operating or financial performance. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: failure to fully implement the restructuring plan outlined in Company press releases and documents on file with the Securities and Exchange Commission; the Company's substantial leverage; restrictions on the Company's ability to access additional sources of capital; a decrease in visitation at the Company's resorts as a result of the events of September 11th, and related events thereafter; changes in regional and national business and economic conditions affecting both the Company's resort operating and real estate segments; failure to renew or refinance existing financial liabilities and obligations or attain new outside financing; currently pending defaults under the secured credit facilities of the Company's real estate development subsidiaries, and the effect of the exercise of secured creditor remedies by the lenders under those facilities; and other factors listed from time-to-time in the Company's documents filed by the Company with the Securities Exchange Commission. The forward looking statements included in this document are made only as of the date of this document and under section 27A of the Securities Act and section 21E of the Exchange Act, the Company does not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

        The following is our discussion and analysis of the financial condition and results of operations for the quarter ended April 28, 2002. As you read the material below, we urge you to carefully consider our fiscal 2001 Annual Report on Form 10-K filed on November 14, 2001 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

        Restructuring Plan.    During the 13 weeks ended April 28, 2002, we pursued the implementation of the restructuring plan announced on May 30, 2001, the details of which are set forth in our quarterly report on Form 10-Q for the quarter ended October 28, 2001.

        On March 26, 2002, we announced that a definitive agreement was reached to sell Heavenly in South Lake Tahoe, California to Vail Resorts, Inc. The Company determined that the Heavenly transaction more closely achieved the restructuring objectives of the Company and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction. As a result, we concluded that we would not proceed with the sale of our Steamboat ski resort in Steamboat Springs, CO. See Part II—Other Information; Item 1—Legal Proceedings for a description of the litigation arising out of the proposed Steamboat Sale.

        On May 9, 2002 we completed the sale of Heavenly to Vail Resorts, Inc. Total consideration for the sale was $104.9 million, which was comprised of a $102.0 million sales price, less $2.4 million purchase price adjustments, plus $5.3 million of current liabilites assumed by the buyer. Vail Resorts, Inc. also assumed $2.8 million in capital leases, leaving $96.8 million in net proceeds after assumption of the capital leases. At closing the Company paid $1.8 million in costs related to the sale with net proceeds after transaction costs of $95.0 million. Results of operations presented below include the results of the Heavenly. As a result of the sale of Heavenly, these financial results may not be indicative of future results.

        We also paid fees and accrued interest of $2.8 million related to the resort senior credit facility out of the sales proceeds and an early prepayment penalty of $0.7 million associated with the retirement of a term loan, including accrued interest. After these payments the Company made permanent reductions to outstanding debt of the following amounts:

Real estate senior credit facility	$2.0	million
Resort senior credit facility, term portion	28.6	million
Heavenly term loan	12.8	million

Total	$43.4	million

        In connection with the completion of the sale of Heavenly , the revolving portion of our resort senior credit facility was reduced from $94.6 million to $52.1 million. After the permanent debt reductions the remaining proceeds from the sale were used to repay all outstanding borrowings under the revolving portion of our resort senior credit facility of $44.1 million, with the remaining $4 million deposited into a temporary cash account. Total debt reduction (inclusive of temporary repayments of the revolver and capital leases assumed by the buyer) resulting from the Heavenly sale was approximately $87.5 million. In conjunction with the repayment of the Heavenly term loan, the guaranty given by Oak Hill Capital Partners to secure that loan was released.

        We also completed the 7th Amendment of our resort senior credit facility on May 10, 2002. This amendment restructured the facility's size and the financial covenants in conjunction with the sale of Heavenly to align these covenants with our current business plan and retroactively cured the April 28, 2002 financial covenant defaults. As of April 28, 2002, the Company's real estate subsidiaries were also in default of the Resort Properties senior credit facility and real estate construction loan facility. The Resort Properties senior credit facility was in default due to the failure to the failure to pay accrued interest due on April 28, 2002. In addition, a default also occurred under the Resort Properties senior credit facility due to the failure to make a mandatory principal payment of $3.75 million on March 30, 2002. The Company obtained a temporary waiver for this principal payment default that was effective until May 3, 2002. These payment defaults also triggered the cross-default provisions of the real estate construction facility (for which the Company obtained a temporary waiver, which remained effective on April 28). As of May 1, 2002, the real estate construction facility was also subject to a separate default resulting from Grand Summit's non-payment of a $3.8 million note in favor of the general contractor on its Steamboat Grand Hotel project.

        On April 19, 2002, we completed an amendment to the Indenture governing the Notes. Pursuant to the amendment, the Indenture and the Notes governed thereby are no longer subject to a cross-default resulting from a default by our real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the real estate senior credit facility and the real estate construction facility. The amendment to the Indenture also provides that neither a bankruptcy or judgment against any of our real estate development subsidiaries will constitute a default under the Indenture.

        The most significant remaining element of our restructuring plan is the successful restructuring of the credit facilities of our real estate development subsidiaries, which is discussed in greater detail below.

Liquidity and Capital Resources

        Short Term.    Our primary short term liquidity needs involve funding seasonal working capital requirements, marketing and selling our real estate development projects, funding our fiscal 2002 capital improvement program, meeting the amortization and interest payments on our debt, redeeming our Series A Preferred Stock on November 15, 2002, exercising a $5 million lease/option payment for certain ski terrain at The Canyons resort due in September, 2002, and exercising an additional $4.1 million lease/option payment for other ski terrain at The Canyons resort in May of 2003. We use different sources to fund the cash requirements of our ski-related and real estate development activities. Other than the proceeds from the sale of Heavenly as, described above, our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our senior credit facility. Real estate development and real estate working capital is funded primarily through construction financing facilities established for major real estate development projects, a real estate credit facility, and net proceeds from the sale of real estate developed for sale after required construction loan repayments. These real estate facilities are without recourse to us and our resort operating subsidiaries, but are collateralized by significant real estate assets of Resort Properties, and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., our primary hotel development subsidiary. As of April 28, 2002, the book value of the total assets that collateralized these facilities and which are included in the accompanying unaudited condensed consolidated balance sheet was approximately $194.5 million. Events of default have occurred and are continuing under each of these real estate facilities. See "Real Estate Liquidity" for additional information regarding these defaults.

        Resort Liquidity.    As of April 28, 2002 we maintained a $156.1 million resort senior credit facility with Fleet National Bank, as agent, and certain other lenders. This facility consists of a $94.6 million revolving portion and a $61.5 million term portion. After the sale of Heavenly on May 9, 2002, the facility was amended and reduced to a $85 million facility with a $52.1 million revolving portion and a $32.9 million term portion. The revolving portion of the resort senior credit facility matures on May 30, 2004 and the term portion matures on May 31, 2006. As of June 10, 2002, the outstanding amount of the term loan was $32.9 million and we had drawn or committed for letters of credit approximately $11.3 million of the $52.1 million revolving portion of our resort senior credit facility. Total availability, as defined by the amendment to the credit facility, under the revolver is limited to the amounts listed in the following schedule:

Closing Date—July 28, 2002	$37.1	million
July 29, 2002—October 27, 2002	$47.1	million
October 28, 2002—December 31, 2002	$52.1	million
January 1, 2003—January 26, 2003	$44.1	million
January 27, 2003—March 15, 2003	$22.1	million
March 16, 2003—April 27, 2003	$9.1	million
April 28, 2003—July 28, 2003	$39.1	million
July 29, 2003—October 27, 2003	$49.1	million
October 28, 2003—December 31, 2003	$52.1	million
January 1, 2004—January 26, 2004	$44.1	million
January 27, 2004—March 15, 2004	$24.1	million
March 16, 2004—April 27, 2004	$9.1	million
April 28, 2004—May 31, 2004	$39.1	million

        The term portion of the senior credit facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due on May 31, 2005. In addition, the resort senior credit facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the resort senior credit facility) during any period in which the excess cash flow leverage ratio exceeds 3.50 to 1.

        The interest rate on all term and revolving credit amounts outstanding is equal to the Fleet National Bank Base Rate plus 4.25%, but in no event will be less than 9.75%. The resort senior credit facility included a provision for a deferred interest spread, pursuant to which interest accrued (effective on May 1, 2001) at a rate of 2% per annum on all amounts outstanding under the facility. We failed to make an optional prepayment on December 24, 2001 and the deferred interest spread continued to accrue until May 9, 2002 when we completed the sale of Heavenly. On May 9, 2002 we paid $2.5 million of deferred interest spread, all of which had been accrued as incurred. The deferred interest spread was removed from the resort senior credit facility effective May 9, 2002.

        The resort senior credit facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios. The resort senior credit facility is secured by substantially all of our assets and subsidiaries except those of our real estate development subsidiaries. The resort senior credit facility also places an annual maximum level of non-real estate capital. For fiscal 2001, we satisfied the maximum capital expenditure requirement, as our resort capital expenditures were $8.8 million for the year (excluding the Heavenly gondola for which there was a separate approval under the credit agreement). Maximum allowable capital expenditures for fiscal 2002 are $13.8 million, inclusive of capital expenditures for the gondola at Heavenly made prior to the sale of that resort. For fiscal 2003 and thereafter, the maximum allowable capital expenditures are set at $9.5 million, which is consistent with our business plan.

        The resort senior credit facility restricts our ability to pay dividends on our common stock. We are prohibited from paying dividends in excess of 50% of the consolidated net income of the non-real estate development subsidiaries after April 25, 1999, and further prohibited from paying dividends under any circumstances when the effect of such payment would cause the debt to EBITDA ratio of the non-real estate development subsidiaries to exceed 4.0 to 1. Based upon these and other restrictions, we do not expect to be able to pay cash dividends on, or make other distributions in respect of, our common stock, Series A Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock during fiscal 2002 or fiscal 2003.

        During the second quarter of fiscal 2002, we paid $3.1 million in fees for failure to make a $90 million optional prepayment under the current resort senior credit facility agreement. During the third quarter of fiscal 2002 we paid $0.5 million for failure to make the optional prepayment and are obligated to pay an additional $2 million in fees on a periodic basis through July 31, 2002 under the resort senior credit facility agreement. All of these fees have been accrued and recorded on our balance sheet as deferred financing costs. They will be amortized against income over the remaining life of the facility. The amendment to the facility requires the us to pay an additional fee of $750,000 due February 1, 2003, unless no defaults or events of default exist on January 31, 2002, at which time the additional fee will be waived. This fee has not been accrued as of April 28, 2002.

        Our high leverage significantly affects our liquidity. As a result of our leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the resort senior credit facility. Furthermore, our resort senior credit facility and the indenture governing our Notes each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on incurring additional indebtedness and restrictions on the issuance of preferred stock.

        Real Estate Liquidity.    To fund working capital and fund its fiscal 2002 real estate development plan, Resort Properties relies on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million real estate credit facility and construction loans through special purpose subsidiaries.

  Real Estate Credit Facility:

        On March 30, 2002, our real estate development subsidiary, Resort Properties failed to make a mandatory principal payment of $3.75 million under its senior secured credit facility with Fleet National Bank and certain other lenders. Resort Properties obtained a temporary waiver of this default on April 2, 2002, which was in effect until May 3, 2002. In addition, Resort Properties failed to pay accrued interest due under the facility on April 28, 2002 (for which it did not obtain a waiver). On May 21, 2002, attorneys representing the lenders under the Resort Properties senior credit facility orally notified us that the lenders would be accelerating the entire remaining principal and accrued interest in the amount of approximately $63.4 million under the Resort Properties senior credit facility. On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance. Management continues to negotiate the terms of modifications to the Resort Properties senior credit facility with Fleet and the other lenders, and is hopeful that a mutually acceptable revision to the terms of the Resort Properties senior credit facility can be attained prior to the exercise by the lenders of the remedies available to them under the Resort Properties senior credit facility. However, no assurance can be given that an acceptable revision to the Resort Properties senior credit facility will be reached, and attorneys representing the lenders have indicated to Resort Properties that the lenders will simultaneously be pursuing their secured creditor remedies under the Resort Properties senior credit facility while such discussions continue. The remedies available to the lenders include, but are not limited to, setoff of cash collateral accounts in Resort Properties' name held at Fleet in the amount of approximately $0.8 million, foreclosure of real and personal property owned our real estate subsidiary and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. A substantial portion of our developable real estate, including all of the developable real estate at The Canyons resort in Park City, Utah and certain key development parcels at Killington, Vermont and Steamboat, Colorado, is pledged to Fleet and the lenders under the Resort Properties senior credit facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders under the Resort Properties senior credit facility. As of April 28, 2002, the book value of the total assets that collateralized the real estate facilities, and are included in the accompanying consolidated balance sheet, was approximately $194.5 million.

        As of June 8, 2002, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Resort Properties senior credit facility were $17.1 million, $29.3 million, and $15.5 million, respectively.

        We have been notified by the lenders under the Resort Properties senior credit facility that no additional borrowings under the facility will be permitted and that Resort Properties will not be given access to restricted cash accounts to satisfy its obligations. Accordingly, as of June 5, 2002, Resort Properties has minimal remaining working capital and, absent a mutually acceptable restructuring of the Resort Properties senior credit facility, may not have any short term cash sources available to meet its working capital needs.

        Construction Loan Facility:    Grand Summit owns our existing Grand Summit Hotel projects, which are primarily financed through a $110 million real estate construction loan facility among Grand Summit and various lenders, including Textronl, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron on July 25, 2000. We have used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

        We have also issued a $3.8 million note to the general contractor for the Steamboat Grand Hotel project, for the remaining balance due under this project. This note matured as of March 31, 2002 and we were unable able to make the final principal payment as of that date. We are in payment default related to this note, but discussions have begun with the holder of the note to extend the maturity date. The balance of the note on April 28, 2002 was $2.1 million, and the balance as of June 5, 2002 was $2.1 million.

        As of June 5, 2002, the amount outstanding under the real estate construction loan facility (including the subordinated loan tranche) was $43.9 million and there was no availability remaining under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including remaining unsold inventory at the Grand Summit Hotels at Mount Snow, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the facility, which is subject to covenants, representations and warranties that are customary for this type of construction facility. The facility is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $129.3 million as of April 28, 2002, which in turn comprise substantial assets of our business). The maturity date for funds advanced under the Steamboat portion of the real estate construction loan facility is March 31, 2003 and the maturity date for funds advanced under the Canyons portion of the real estate construction loan facility is September 28, 2002. The interest rate on funds advanced under the Steamboat portion of the real estate construction loan facility is Prime plus 3.5% and the interest rate floor on Steamboat advances is 9.0%. The interest rate on funds advanced under The Canyons portion of the real estate construction loan facility is at Prime plus 2.5%, with a floor of 9.0% for advances made by Textron and 9.5% for advances made by other lenders in the syndicate.

        We met a requirement to reduce the outstanding principal balance of the real estate construction loan facility to $50 million by March 31, 2002. We are also required to reduce the outstanding principal balance of the real estate construction loan facility to $25 million by September 30, 2002. As of June 5, 2002 the outstanding principal balance under the real estate construction loan facility (including the subordinated loan tranche) was $43.9 million. However, we do not anticipate being able to meet the September 30, 2002 amortization level with proceeds from anticipated quartershare unit sales over the next three months. We are working with the lenders under the real estate construction loan facility to adjust these amortization requirements in conjunction with our overall restructuring of this facility.

        Our hotel development subsidiary was in default under its construction loan facility with Textron and certain other lenders, due to a cross default resulting from our real estate development subsidiary's default under the Resort Properties senior credit facility and due to the non-payment of the $3.8 million note to the general contractor at Steamboat as of May 1, 2002. However, the Company obtained a temporary waiver for the principal payment default under Resort Properties' senior secured credit facility, which remained effective until May 3, 2002. On May 17, 2002, attorneys representing Textron orally notified the Company that Textron had tentatively approved revisions to the real estate construction loan facility which management expects would be sufficient to cure the outstanding defaults and meet the short-term cash flow needs of our hotel development subsidiary. The remaining lenders under the real estate construction loan facility have also approved these revisions; however the revisions have not yet been reduced to mutually agreed upon written documentation. In addition, the lenders' willingness to finalize these revisions may be affected by the Resort Properties' ability to negotiate a successful restructuring of the Resort Properties senior credit facility. No assurance can be given that we will be able to reach a mutually acceptable agreement with Textron and the lenders under the real estate construction loan facility. All of our remaining unsold quartershare hotel inventory at the Grand Summit Hotels at The Canyons and Steamboat, together with the commercial core units at the Grand Summit Hotels at The Canyons, Steamboat and Attitash, New Hampshire, is pledged to Textron and the other lenders as security for the real estate construction loan facility.

        Due to the currently pending events of default under the real estate construction loan facility, all cash received by Grand Summit is required to be paid immediately to the lenders. Grand Summit has reached a tentative agreement with the lenders to provide to Grand Summit, on a weekly basis, the lesser of (a) cash forwarded to the Textron lenders which would not, absent a default, be required to amortize the facility, and (b) cash sufficient to meet its budgeted working capital needs. We anticipate that the foregoing will be sufficient to meet the working capital needs of Grand Summit through July, 2002. However, this agreement is terminable by the lenders immediately upon notice, and automatically terminates on August 1, 2002, unless extended. No assurance can be made that Grand Summit will be able to achieve a satisfactory restructuring of the Textron Facility prior to termination of this tentative funding agreement, or that the cash available to Grand Summit under the tentative funding agreement will be sufficient to meet its short-term working capital needs.

        Management does not believe that the payment defaults under either the Resort Properties senior credit facility or the real estate construction loan facility will create defaults under our resort senior secured resort facility with Fleet National Bank and certain other lenders or the Indenture governing the Notes. The default and the exercise of secured creditor remedies by the lenders under the the Resort Properties senior credit facility or the real estate construction loan facility are similarly not expected to substantially adversely affect current operations at any of the Company's resorts, although no assurance can be given that the loss of developable real estate at the Company's resorts will not adversely affect future resort operating results by reducing future growth of resort lodging.

        Preferred Stock Requirement:    We have 36,626 shares of Series A preferred stock outstanding, with an accreted value of approximately $58.5 million as of April 28, 2002. The Series A preferred stock is exchangeable at the option of the holder into our common stock at a conversion price of $17.10 for each common share. On November 15, 2002, we will be required to redeem the Series A Preferred Stock at a redemption price of approximately $62 million, to the extent that we have funds legally available for such redemption. We do not expect to redeem the Series A Preferred Stock prior to its mandatory redemption date, and we can give no assurance that the necessary liquidity will be available to effect such redemption on a timely basis. We currently plan to commence discussions with the Series A Preferred Stock holders regarding the timing and manner of the redemption of the Series A Preferred Stock and/or possible alteration of the terms thereof when we have completed the remaining elements of the current restructuring plan. In the event that the Series A Preferred Stock is not redeemed on its mandatory redemption date, the certificate of designation for the Series A Preferred Stock provides that the holders shall be entitled to elect two additional members of our board of directors.

        Long Term.    Our primary long term liquidity needs are to fund skiing-related capital improvements at certain of our resorts and the mandatory redemption of our mandatorily redeemable Series A preferred stock on November 15, 2002. With respect to capital needs, we finance on-mountain capital improvements through resort cash flow and our resort senior credit facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flow from each season's resort operations and future borrowing availability and covenant restrictions under the resort senior credit facility. We have invested over $185 million in skiing related facilities since the beginning of fiscal 1998 (including Sugarbush and Heavenly). As a result, and in keeping with restrictions imposed under the resort senior credit facility, we expect our resort capital programs for the next several fiscal years will be more limited in size. The resort senior credit facility places a maximum level of non-real estate capital expenditures for fiscal 2003 and beyond at $9.5 million. Our fiscal 2002 resort capital program is estimated at approximately $13 million (of which $6.2 million had been expended as of April 28, 2002). There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although specific capital expenditures can be deferred for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements. Following the sale of Heavenly we anticipate that annual maintenance capital for fiscal 2003 will be reduced to approximately $9 million.

Changes in Results from Operations
For the 13 weeks ended April 28, 2002 compared to the 13 weeks ended April 29, 2001

Resort Operations:

        Sale of Sugarbush:    We completed the sale of Sugarbush on September 28, 2001. As such, Sugarbush's results of operations are not included in our accompanying statement of operations for the 13 weeks ended April 28, 2002. The results of operations for the 13 weeks ended April 29, 2001, however, include results of operations of Sugarbush. For comparability purposes, the results of operations at Sugarbush are excluded from both current and prior year results in the following discussion of the results of resort operations. We have also classified all results for operations related to Heavenly as "Income from discontinued operations" for the 13 weeks ended April 28, 2002 and the 13 weeks ended April 29, 2001. We completed the sale of Heavenly on May 9, 2002. The following table reconciles the results from continuing resort operations as reported for the 13 weeks ended April 28, 2002 and April 29, 2001, to the amounts used in the following discussion on results from resort operations (in thousands):

	Resort Results as Reported 13 Weeks ended		Sugarbush Results 13 Weeks ended		Results Excluding Sugarbush 13 Weeks ended
							Change Excluding Sugarbush
	4/28/02	4/29/01	4/28/02	4/29/01	4/28/02	4/29/01
Total resort revenues	$124,049	$136,496	$—	$8,365	$124,049	$128,131	$(4,082)

Cost of resort operations	62,530	71,067	—	4,461	62,530	66,606	(4,076)
Marketing, general and Administrative costs	13,520	15,340	—	706	13,520	14,634	(1,114)
Other non-recurring charges	—	3,593	—	—	—	3,593	(3,593)
Depreciation and amortization	11,518	14,317	—	898	11,518	13,419	(1,901)

Total resort operating expenses	87,568	104,317	—	6,065	87,568	98,252	(10,684)

Income from continuing operations	$36,481	$32,179	$—	$2,300	$36,481	$29,879	$6,602

Resort EBITDA(1),from continuing operations and excluding other non-recurring charges	$47,999	$52,220	$—	$3,198	$47,999	$49,022	$(1,023)

(1)
We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. We have also excluded $2.1 million related to severance and restructuring charges related to the reorganizational efforts that were undertaken in the quarter ended April 29, 2001 and included in marketing, general, and administrative and other non-recurring charges of $3.6 million.

        Excluding results of Sugarbush and Heavenly, resort revenues decreased 3.2%, or $4.1 million, in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, from $128.1 million to $124.0 million, respectively. Revenues at our eastern resorts were down approximately $6.9 million, while revenues from the western resort were up approximately $3.0 million, and corporate revenues were down $0.2 million. In the East reduced snowfall and poor weekend weather were the primary reasons for the reduced revenues combined with a softening economy, continuing travel displacement due to the events of September 11th, and warmer than normal temperatures. This resulted in decreased skier visits that directly impacted our total revenues. Additionally, during the third quarter of fiscal

2001, we experienced very favorable skiing conditions in the east that contributed significantly to the results of 2001.

        Excluding the results of Sugarbush and Heavenly, our resort segment generated a $36.5 million of income from continuing operations, compared to $29.9 million for the third quarter of fiscal 2001, a $6.6 million increase. Included in the third quarter of fiscal 2001 is a $3.6 million non-recurring charge and in the third quarter of fiscal 2002 depreciation expense was reduced at the Steamboat resort by $1.4 million during the period it was classified as an asset held for sale. Adjusting for these two items results from continuing operations would have been $35.1 million for the third quarter of fiscal 2002 compared to $33.5 million for the third quarter of fiscal 2001, a $1.6 million increase. The components of the $1.6 million increase are as follows:

  I.
  $ 4.1 million decrease in revenues, primarily from reduced skier visits

  II.
  $ 4.1 million reduction in cost of resort operations, primarily from reduced skier visits and cost saving initiatives

  III.
  $1.1 million reduction in marketing, general and administrative costs, primarily from cost savings initiatives, and

  IV.
  $0.5 million decrease in depreciation, comprised of a $1.4 million decrease related to the Steamboat resort which was previously classified as held for sale and a $0.9 million increase at the other resorts.

Real Estate Operations:

        We have made no adjustments for the sale of Sugarbush or the classification of the results of operations for Heavenly to discontinued operations to our analysis of real estate operations as there were no material real estate transactions attributed to Sugarbush or Heavenly during the periods discussed.

        Real estate revenues decreased by $7.8 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, from $15.4 million to $7.6 million. The primary components of this reduction are a $1.3 million reduction in sales at our eastern resorts due to decreased inventory, with these projects approximately 99% sold out. A $3.8 million reduction in sales at the Steamboat resort and a $2.7 million at the Canyons ski resort. We believe that this is primarily the result of weakening economic conditions which have impacted destination visits at both resorts as well as Olympic related weakness in the Utah marketplace.

        Total costs related to the real estate segment have decreased for the 3 months ended April 28, 2002 to $8.3 million compared to $16.5 million for the 3 months ended April 29, 2001. Our Real estate segment generated a loss from operations of $0.7 million for the third quarter of fiscal 2002, compared to a $1.1 million loss in the third quarter of fiscal 2001.

        Recent Trends:    We continue to experience a reduction in sales volume and sales leads at Steamboat and The Canyons. We believe that this is primarily the result of weakening economic conditions and the specific negative impact of the events of September 11th on destination vacation travel as well as Olympic related weakness in the Utah marketplace. We are monitoring the developing economic conditions and adjusting our real estate operations and plans accordingly. We do no currently have any new projects in sales or construction.

        Interest Expense.    Interest expense decreased from $12.8 million for the quarter ended April 29, 2001 to $11.1 million for the quarter ended April 28, 2002, a decrease of $1.7 million. Interest on real estate related debt is down approximately $1.9 million. This is primarily from rate reductions on the real estate debt when the facility was restructured on August 31, 2001, and total borrowings under the facilities have been reduced from $124.1 million as of April 29, 2001 to $104.7 million as of April 28,

2002. Resort related interest increased from $7.2 million to $7.4 million from the third quarter of fiscal 2001 to the third quarter of fiscal 2002, an increase of $0.2 million. This is primarily from increased rates on our senior credit facility and an increase in total debt from $245.1 million as of April 29, 2001 to $264.3 million as of April 28, 2002.

        Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.    The dividends on mandatorily redeemable preferred stock increased $2.4 million, from $5.8 million for the third quarter of fiscal 2001 to $8.2 million for the third quarter of fiscal 2002. A portion of this increase is attributed to the recapitalization that occurred during August of 2001, and specifically the exchange of the Series B Preferred Stock for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (as discussed previously). The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively, whereas the Series B carried preferred dividends at an effective rate of 9.7%. The amount of the increase that is attributable to the rate increase is $1.9 million, the remaining $0.5 million increase is attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Changes in Results from Operations
For the 39 weeks ended April 28, 2002 compared to the 39 weeks ended April 29, 2001

Resort Operations:

        Sale of Sugarbush:    We completed the sale of Sugarbush on September 28, 2001. As such, Sugarbush's results of operations are included in our accompanying statement of operations through September 28, 2001, which covers the first two months of the 2002 fiscal year. For comparability, we have excluded the results of operations for Sugarbush in both current and prior year results in our analysis of resort operations. We have also classified all results for operations related to the Heavenly ski resort as "Income from discontinued operations" for the 39 weeks ended April 28, 2002 and the 39 weeks ended April 29, 2001. We completed the sale of Heavenly on May 9, 2002. The following table reconciles the results from resort operations as reported for the 39 weeks ended April 28, 2002 and April 29, 2001, to the amounts used in our analysis of resort operations (in thousands):

	Resort Results as Reported 39 Weeks ended		Sugarbush Results 39 Weeks ended		Results Excluding Sugarbush 39 Weeks ended
							Variance Excluding Sugarbush
	4/28/02	4/29/01	4/28/02	4/29/01	4/28/02	4/29/01
Total resort revenues	$229,357	$260,160	$698	$16,204	$228,659	$243,956	$(15,297)

Cost of resort operations	146,740	169,366	1,153	11,460	145,587	157,906	(12,319)
Marketing, general and Administrative costs	38,479	39,539	469	2,017	38,010	37,522	488
Other non-recurring charges	27,639	3,593	—	—	27,639	3,593	24,046
Depreciation and amortization	26,204	33,925	—	1,892	26,204	32,033	(5,829)

Total resort expenses	239,062	246,423	1,622	15,369	237,440	231,054	6,386

Income (loss) from continuing operations	$(9,705)	$13,737	$(924)	$835	$(8,781)	$12,902	$(21,683)
Resort EBITDA(1) from continuing operations and excluding Other non-recurring charges	$44,138	$53,387	$(924)	$2,727	$45,062	$50,660	$(5,566)

(1)
We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. Excluded from EBITDA in the above schedule for the 39 weeks ended April 28, 2002 was a $25.5 million asset impairment charge related to the sale of Steamboat. We have also excluded $2.2 million of restructuring charges as described in footnote 12 ($0.2 million was related to real estate). Excluded from EBITDA in the above schedule for the 39 weeks ended April 29, 2001, are $3.6 million of merger separation costs and restructuring charges. We have also excluded $2.1 million related to severance and restructuring charges related to the reorganizational efforts that were undertaken in the 39 weeks ended April 29, 2001 and included in marketing, general, and administrative.

        Excluding the results of Sugarbush and Heavenly, resort revenues decreased 6.3%, or $15.3 million, during fiscal 2002 compared to the fiscal 2001, from $244.0 million for the nine months ended April 29, 2001 to $228.7 million for the nine months ended April 28, 2002. The decrease in revenues was primarily related to our eastern resorts which experienced reduced snowfall and mild temperatures combined with a softening economy reduced skier visits from the previous year. The decreased skier visits directly impacted total revenues recognized during the 39 weeks ended April 28, 2002. Additionally, during 2001, we experienced very favorable skiing conditions in the east that contributed significantly to the results of fiscal 2001.

        Excluding the results of Sugarbush and Heavenly for the nine months ended April 28, 2002 the resort segment generated a $8.8 million loss from continuing operations compared to income of $12.9 for the nine months ended April 29, 2001. Adjusting the results from continuing operations for non-recurring items related to restructuring and merger separation costs, the results from continuing operations for the nine months ended April 28, 2002 generated income of $18.9 million compared to $16.5 million for the nine months ended April 29, 2001, an increase of $2.4 million. The components of the $2.4 million increase in results from continuing operations excluding non-recurring charges are primarily due to the following:

  I.
  $15.3 million decrease in revenues, primarily from reduced skier visits

  II.
  $12.3 million reduction in cost of resort operations, primarily from reduced skier visits and cost saving initiatives

  III.
  $0.5 million increase in marketing, general and administrative costs, and

  IV.
  $5.8 million decrease in depreciation expense which was primarily do to the classification of the Steamboat ski resort as held for sale up until March 26, 2002 ($5.5 million decrease) with approximately a $0.3 million decrease in depreciation at the other resorts.

        During the 39 weeks ended April 28, 2002, we recorded an additional $25.5 million asset impairment charge related to Steamboat. This charge was a result of revised estimates of the fair value of the resort based on the completed purchase and sale agreement signed January 24, 2002. The proposed sale of Steamboat was accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires the asset to be disposed of to be separately classified as an asset held for sale on the balance sheet and that depreciation expense not be recorded during the period in which the asset is held for sale. Additionally, on March 26, 2002, we announced the sale of Heavenly and the board of director's determination to no longer sell the Steamboat resort. We have accounted for the sale of Heavenly in accordance with SFAS No. 144. Consistent with SFAS No. 121, SFAS No. 144 requires that assets held for sale not to be depreciated. Therefore, we did not record depreciation and amortization expenses in the accompanying condensed consolidated statement of operations for the Steamboat ski resort until the board of directors concluded on March 26, 2002 that we would not be pursuing the sale of the resort. We also discontinued the depreciation of Heavenly upon announcing management's intention to sell the resort.

        We were able to generate substantial cost savings from restructuring efforts and delayed openings of many of our resorts. However, these cost savings have been offset by the significant non-recurring restructuring and asset impairment charges as well as decreased revenues that have been experienced during the 39 weeks ended April 28, 2002. Excluding these non-recurring restructuring and asset impairment charges, our resort earning before interest, taxes, depreciation and amortization, or EBITDA, was $45.1 million and $50.6 million for the 39 weeks ended April 28, 2002 and April 29, 2001, respectively, a $5.5 million decrease.

        We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

Real Estate Operations:

        We have not made any adjustments for the sale of Sugarbush or the classification of the results of operations for Heavenly to discontinued operations to our analysis of real estate operations, as there were no material real estate transactions attributed to Sugarbush or included in the discontinued operations related to the Heavenly ski resort during the periods discussed. Real estate revenues decreased by $50.8 million in the current 39 week period compared to the 39 week period of fiscal 2001, from $73.3 million to $22.5 million. During the first nine months of 2001, Real Estate operations were favorably impacted by the completion of the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Locke Mountain townhouses at Sunday River. We realized $37.3 million in revenues from closings of pre-sold quartershare units in the recently completed Steamboat Grand Hotel which was completed during the 2nd quarter of fiscal 2001. Also in fiscal 2001, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc., a wholly owned subsidiary of Marriott International, for $8.5 million. During the nine months ended April 28, 2002, real estate revenue was primarily driven by sales at the Steamboat Grand Hotel, The Canyons Grand Summit Hotel, and the Attitash Grand Summit Hotel. The sales at the Steamboat and The Canyons Grand Summit Hotels were significantly less than anticipated. However, Attitash quartershare sales contributed $4.3 million in revenue from the execution of management's plan to reduce quartershare inventory for all Grand Summit hotels located in the east.

        Our real estate segment generated a loss before income taxes of $14.1 million for the 39 week period ended April 28, 2002, compared to a $8.8 million loss for the 39 week period ended April 29, 2001. The current year nine month operating loss consists of an EBITDA loss of $1.9 million and $12.1 million in real estate interest expense. The comparative breakdown from fiscal 2001 was real estate EBITDA of $7.0 million, real estate interest expense of $15.8 million.

        We believe that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry.

        Recent Trends:    We continue to experience a reduction in sales volume and sales leads at Steamboat and The Canyons. The decrease in sales volume was not anticipated for this period. We believe that this is primarily the result of weakening economic conditions and the specific negative impact of the events of September 11th on destination vacation travel as well as business volume weakness related to the impact of the Olympics. We are monitoring economic conditions and adjusting our real estate operations and plans accordingly. We do no currently have any new projects in sales or construction.

        Interest Expense.    Total interest expense decreased from $40.4 million to $37.9 million, a decrease of $2.5 million. Interest on real estate related debt is down approximately $3.7 million. This is primarily from rate reductions on the real estate debt when the facility was restructured on August 31, 2001, and total borrowings under the facilities have been reduced from $124.1 million as of April 29, 2001 to $104.7 million as of April 28, 2002. Resort related interest increase from $24.6 million to $25.8 million from the third quarter of fiscal 2001 to the third quarter of fiscal 2002, an increase of $1.2 million.     This is primarily from increased rates on our senior credit facility and an increase in total debt from $245.1 million as of April 29, 2001 to $264.3 million as of April 28, 2002.

        Cumulative effect of accounting changes.    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life, will no longer be amortized. Instead, these assets will be reviewed for impairment on a periodic basis. The Company has elected early adoption of the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of accounting change in the accompanying consolidated condensed statement of operations. See Notes 6 and 7 for additional disclosure information required by SFAS No. 142.

        In the first quarter of fiscal 2001, the Company changed its method of accounting for interest rate swaps in accordance with its adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133 (collectively "SFAS No. 133 as amended").

        Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.    The dividends on manditorily redeemable preferred stock increased $6.6 million, from $17.3 million for the nine months ended April 29, 2001 to $23.9 million for the nine moths ended April 28, 2002. $4.3 million of this increase is attributed to the recapitalization that occurred during July of 2001, and specifically the exchange of the Series B Preferred Stock for the Series C-1 Preferred Stock and Series C-2 Preferred Stock (as discussed previously). The Series C-1 Preferred Stock and Series C-2 Preferred Stock carry preferred dividends of 12% and 15%, respectively, whereas the Series B Preferred Stock carried preferred dividends at an effective rate of 9.7%. Additionally, the compounding effect of accruing dividends on the value of the preferred shares is contributing to the remaining increase of $2.3 million in the accompanying condensed consolidated statement of operations for the 39 weeks ended April 28, 2002.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We have elected to adopt the provisions of SFAS No. 144 early with the announcement of our intent to sell Heavenly . We have classified the assets and liabilities of Heavenly and included the disclosures consistent with the requirements of SFAS No. 144.

Item 3
Quantitative and Qualitative Disclosures about Market Risk

        There have been no material changes in information relating to market risk since the Company's disclosure included in Item 7A of Form 10-K as filed with the Securities and Exchange Commission on November 14, 2001.

Part II—Other Information

Item 1
Legal Proceedings

        On April 5, 2002, Triple Peaks, LLC sued the Parent in federal district court in Denver, alleging breach of contract resulting from our refusal to close on the Steamboat sale. The suit seeks both monetary damages resulting from the breach and specific performance of the contract.

        On April 16, 2002, before we filed an answer to their complaint, Triple Peaks voluntarily dismissed their suit and re-filed a substantially identical complaint in state court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of the Parent) as additional defendants.

        On April 19, 2002, the Parent filed a complaint seeking declaratory judgment against Triple Peaks in federal court in Denver. The Complaint seeking a declaration from that court that our damages under the contract for failure to close are limited to $500,000. On May 6, 2002, we filed a Notice of Removal in the state court action, removing that case to federal court in Denver on the basis of diversity jurisdiction. Consequently, both matters are currently pending in federal court in Denver.

Item 3
Defaults Upon Senior Securities

        See "Liquidity and Capital Resources" for a discussion regarding our defaults under the senior credit facility of American Skiing Company Resort Properties, Inc., and under the construction loan facility of Grand Summit Resort Properties.

Item 6
Exhibits and Reports on Form 8-K

a) Exhibits

        Included herewith are the following material agreements:

Exhibit No.	Description
10.6	Seventh Amendment to Amended, Restated and Consolidated Credit Facility dated as of April 28, 2002, among American Skiing Company, certain of its subsidiaries party thereto, Fleet National Bank, as Agent, and the lenders party thereto

b) Reports on Form 8-K

        We filed a report on Form 8-K on February 4, 2002, reporting the execution of a definitive agreement relating to the sale of our Steamboat ski resort to Triple Peaks, LLC on January 24, 2002.

        We filed a report on Form 8-K on March 7, 2002, reporting the notification we received from the New York Stock Exchange, Inc. ("NYSE") that our shares of common stock would be suspended and that the issue would be removed from the NYSE's trading list on March 6, 2002.

        We filed a report on Form 8-K on March 23, 2002, reporting the execution of a definitive agreement relating to the sale of our Heavenly ski resort to Vail Resorts, Inc., Inc. and our decision not to proceed with the sale of our Steamboat ski resort to Triple Peaks, LLC on March 26, 2002.

        We filed a report on Form 8-K on April 19, 2002, reporting an amendment to its Indenture, dated as of June 28, 1996, among American Skiing Company, the Guarantors party thereto, and The Bank of New York, as successor trustee to United States Trust Company of New York (as amended and supplemented, the "Indenture") and the holders of the securities issued under the Indenture agreed to waive a default arising thereunder.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2002	/s/ WILLIAM FAIR William Fair Chief Executive Officer (Duly Authorized Officer)
Date: June 12, 2002	/s/ MARK J. MILLER Mark J. Miller Senior Vice President Chief Financial Officer (Principal Financial Officer)

QuickLinks

Table of Contents
Part I—Financial Information Item 1 Financial Statements
Condensed Consolidated Statements of Operations (In thousands, except share and per share amounts)
Condensed Consolidated Balance Sheets (In thousands, except share and per share amounts)
Condensed Consolidated Statement of Cash Flows (In thousands)
Notes to (unaudited) Condensed Consolidated Financial Statements
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations