Form 10-K
period 2002-07-28
AMERICAN SKIING CO /ME
filed 2003-03-07
CIK 1043432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-13507

American Skiing Company

(Exact name of registrant as specified in its charter)

Delaware	04-3373730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Heber Avenue, #303
P.O. Box 4552
Park City, Utah 84060
(Address of principal executive office)
(Zip Code)

(435) 615-0340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on January 26, 2003, determined using the per share closing price thereof on the Over the Counter Bulletin Board, was approximately $2.6 million.  As of January 26, 2003, 31,724,141 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

American Skiing Company

Form 10-K Annual Report, for the year ended July 28, 2002

American Skiing Company and Subsidiaries

(i)

PART I

Items 1 and 2 - Business and Properties

American Skiing Company

Business Description

We are organized as a holding company and operate through various subsidiaries.  Refer to Note 2 - “Basis of Presentation” in the consolidated financial statements included in this report for a discussion of the general development of our business, our subsidiaries and predecessors.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations.  We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums and quartershare ownership hotels.  We manage our operations in two business segments, ski resort operations and mountainside real estate development.  For information by reportable segment refer to Note 16 - “Business Segment Information” in the consolidated financial statements included in this report.

Our revenues (excluding discontinued operations) and net loss available to our common shareholders for the year ended July 28, 2002 (Fiscal 2002) were $272.1 million and $206.7 million, respectively.  Our earnings before interest expense, income taxes, depreciation and amortization, or EBITDA (excluding discontinued operations), excluding $111.6 million of merger, restructuring and asset impairment charges (as discussed in Note 13 - “Merger, Restructuring and Asset Impairment Charges” in the consolidated financial statements) and $3.3 million of write-off of deferred financing costs, was $28.4 million for Fiscal 2002.  Resort revenues and resort EBITDA (excluding discontinued operations) for Fiscal 2002, excluding $47.9 million of merger, restructuring and asset impairment charges and $3.3 million of deferred financing costs were $243.8 million and $30.2 million, respectively.  Real estate revenues and real estate EBITDA for Fiscal 2002, excluding $63.7 million of merger, restructuring and asset impairment charges, were $28.3 million and ($1.8) million, respectively.  Total EBITDA (excluding discontinued operations), inclusive of all merger, restructuring and asset impairment charges and write-off of deferred financing costs was ($86.6) million in Fiscal 2002.  Our resort EBITDA (excluding discontinued operations) and real estate EBITDA, inclusive of all merger, restructuring and asset impairment charges and write-off of deferred financing costs, were ($21.1) million and ($65.5) million, respectively, in Fiscal 2002.  For more information relating to our financial condition, see “Certain Considerations – Our business is substantially leveraged and we face a number of financial risks.”  For a reconciliation of net loss to EBITDA, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.  We believe that EBITDA is an indicative measure of a resort company’s operating performance and is generally used by investors to evaluate companies in the resort industry.  However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.  Cash flows from operating activities, investing activities and financing activities for Fiscal 2002 were approximately ($1.1) million, $94.7 million and ($98.3) million, respectively.  Resort cash flows from operating activities, investing activities and financing activities for Fiscal 2002 were approximately $0, $81.0 million and ($82.6) million, respectively.  Real estate cash flows from operating activities, investing activities and financing activities for Fiscal 2002 were approximately ($1.1) million, $13.7 million and ($15.7) million, respectively.

Resort Operations

Our resort business is generated primarily from our ownership and operation of seven ski resorts, several of which are among the largest in the United States.  During the 2001-02 ski season, we owned eight resorts which generated approximately 4.6 million skier visits, representing approximately 8.5% of total skier visits in the United States.  The following table summarizes certain key statistics of our resorts.  The table includes statistics for the

Heavenly resort, which we sold in May 2002.  See Note 20 – “Assets/Liabilities Held For Sale and Discontinued Operations” in the consolidated financial statements.

Resort, Location	Skiable Terrain (acres)	Vertical Drop (feet)	Trails	Total Lifts (high-speed)	Snowmaking Coverage	Ski Lodges	2001-02 Skier Visits (000s)
Killington/Pico, VT	1,182	3,050	200	31 (8)	70%	8	953
Sunday River, ME	660	2,340	127	18 (4)	92%	4	521
Mount Snow/Haystack, VT	757	1,700	145	23 (3)	75%	6	472
Sugarloaf/USA, ME	1,410	2,820	129	15 (2)	92%	2	331
Attitash Bear Peak, NH	280	1,750	70	12 (2)	97%	2	190
The Canyons, UT	3,500	3,190	144	16 (7)	6%	3	288
Steamboat, CO	2,939	3,668	142	20 (5)	15%	4	1,001
Total of resorts we currently own	10,728	18,518	957	135 (31)		29	3,756
Heavenly, CA/NV	4,800	3,500	84	29 (8)	69%	7	832
Total of resorts we owned in Fiscal 2002	15,528	22,018	1,041	164 (39)		36	4,588

Resort Properties

Our resorts include several of the top resorts in the United States based on skier visits.  This includes Killington, the sixth largest resort in the United States and the largest resort in the northeast with approximately 953,000 skier visits in the 2001-02 ski season, Steamboat, the fifth largest ski resort in the United States with over 1.0 million skier visits in the 2001-02 ski season, and Sunday River and Mount Snow, which together with Killington comprised three of the four largest resorts in the Northeast during the 2001-02 ski season.

The Canyons.  When we acquired The Canyons, located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, in July 1997, it was primarily an undeveloped ski resort with significant potential for future operational and real estate development.  We believe that The Canyons is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away via direct major state highway access.  We believe that The Canyons has significant growth potential due to its proximity to Salt Lake City and Park City, its undeveloped ski terrain and its real estate development opportunities.  The Utah Winter Sports Park, which is located immediately adjacent to the resort, served as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games.  The Canyons also hosted the NBC Today show from its Grand Summit Hotel during the Olympics which we expect to further increase the awareness and appeal of the resort.

Since acquiring The Canyons, we have invested significant capital and incurred operating losses in order to (1) create a substantial on-mountain skiing infrastructure capable of supporting substantial skier visit growth and (2) capture significant positive awareness from the 2002 Winter Olympic Games.  During the 1997-98 season, its first under our management, the resort generated approximately 167,000 skier visits.  This number has increased to approximately 288,000 skier visits in 2001-02. In November 1999, we obtained final approval of a master development plan for The Canyons which includes entitlements for approximately 5 million square feet of development.  Our master plan includes developments by us and by third parties.  Two such third party projects, a timeshare hotel being developed by Westgate Resorts (the first phase of which opened in February 2002) and a condominium hotel being developed immediately adjacent to the resort, are currently under construction and are expected to further add to the bed base surrounding the resort.  The Canyons receives significant amounts of natural snow, averaging 314 inches annually the past 6 seasons.  We intend to gradually invest additional capital to improve and expand on-mountain facilities and skiable terrain as skier visits grow.

Steamboat.  The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado.  The area consists of 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and 245 acres of private land which we own located at the base of the ski area.  Steamboat receives a significant amount of natural dry snow, averaging 330 inches annually the past 10 ski seasons.  During Fiscal 2001, we completed a 327-room Grand Summit Hotel at Steamboat (Steamboat Grand), which has brought both additional beds and enhanced amenities to the Steamboat base area.

Killington.  Killington, located in central Vermont, is the largest ski resort in the eastern United States and the fifth largest in the United States, generating approximately 953,000 skier visits in 2001-02.  Killington is a seven-mountain resort consisting of approximately 1,200 acres of skiable terrain.  We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national and international clientele.

During Fiscal 2001, we completed construction of a $5 million snowmaking expansion project at Killington which provides the resort with substantially more water availability and up to 30% more snowmaking capacity during certain periods.  Since its completion, we believe that this additional capacity has lead and should continue to lead to higher early season trail counts and enhanced market confidence in the quality and reliability of the snow surface.

Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a driving range, mountain biking, hiking, water slides and an alpine slide.  The current master plan for the proposed Killington resort village development includes over 4,400 units in over 5.3 million square feet of total residential and commercial development.

Sunday River.  Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is the third largest ski resort in the northeast United States with approximately 521,000 skier visits during the 2001-02 season.  Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain.  Over the past 15 years, we have developed extensive real estate at Sunday River, including whole ownership condominiums and townhouses and two quartershare hotels, both of which are sold out.  We have approved development plans for a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units, a golf course and 1.1 million square feet of total development.  We recently entered into a non-binding term sheet with an unrelated third party for the construction, development and operation of a golf course in the Jordan Bowl area.  We believe that, if completed, the golf course project will further enhance the value and attractiveness of the Sunday River resort as well as real estate development opportunities controlled by us.

Mount Snow.  Mount Snow, located in West Dover, Vermont, is the fourth largest ski resort in the northeast United States with approximately 472,000 skier visits in 2001-02.  Mount Snow is the southernmost of our eastern resorts.  A large percentage of the skier base for Mount Snow originates from Massachusetts, Connecticut and New York.  Mount Snow hosted the Winter X Games in 2000 and 2001 as part of an effort to strategically position the property in the fast growing snow boarding market segment. Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools located at various locations on the east coast of the United States.

Sugarloaf/USA.  Sugarloaf/USA is located in the Carrabassett Valley of Maine.  Sugarloaf is a single mountain with a 4,237-foot summit and a 2,820-foot vertical drop.  Sugarloaf offers one of the largest ski-in/ski-out base villages in the eastern United States, containing numerous restaurants, retail shops and lodging facilities, including a Grand Summit Hotel.  Sugarloaf is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast.  As a destination resort, Sugarloaf has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C. and Canada.  Sugarloaf also leases and operates an 18-hole championship golf course which is designed by Robert Trent Jones Jr. and is consistently rated as one of the top 100 public golf courses in the United States.

Attitash Bear Peak.  Attitash Bear Peak is one of New Hampshire’s premier family vacation resorts.  Its 12 lifts (including three quad chairs) constitute one of New Hampshire’s largest lift networks.  Attitash Bear Peak is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants and a large variety of lodging options, including a 143-room slopeside Grand Summit Hotel and Conference Center.  Attitash is a year-round resort offering mountain biking, a water park, alpine slide and various other summer amenities and benefits from its close proximity to major metropolitan populations.

Heavenly.  Located on the south shore of Lake Tahoe with three base area complexes, one in South Lake Tahoe, California and two in Stateline, Nevada, Heavenly consists of two peaks with a maximum elevation of approximately 10,060 feet. We sold Heavenly in May 2002 to Vail Resorts, Inc.

Real Estate Properties.  We retain ownership of the front desk, retail space, restaurants and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash Bear Peak, Mount Snow, Sugarloaf/USA, The Canyons and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels and inns at various resorts.

Effective May 20, 2002, our real estate subsidiary, American Skiing Company Resort Properties Inc. (Resort Properties), was in default on its real estate credit facility (Real Estate Term Facility) due to its failure to make a mandatory principal payment.  Resort Properties is negotiating with its lenders to restructure this facility. Regardless of the outcome of the restructuring, we may lose control of assets pledged as collateral under the Real Estate Term Facility.  A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit Resort Properties, Inc.) is pledged to Fleet National Bank (Fleet) and the lenders under the Real Estate Term Facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory discussed above and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit Resort Properties, Inc. to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of the status of our efforts to restructure this credit facility and the implications to us and to Resort Properties of the proposed restructuring.

In addition to the developable real estate discussed above, we also own substantial undeveloped real estate at various resorts which is not pledged as collateral to the Real Estate Term Facility.

Leased or Otherwise Committed Properties

Our operations are wholly dependent upon our ownership or long-term control over the skiable terrain located within each resort.  The following summarizes certain non-owned real estate critical to ski operations at each of our resorts.  We believe each of the following leases, permits or agreements is in full force and effect and that we are entitled to their benefit.  See “Certain Considerations” for additional discussion of our leases and forest service permits.

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

Mount Snow leases approximately 1,315 acres, constituting a substantial portion of its skiable terrain.  Of this total, 893 acres are occupied by Mount Snow pursuant to a special use permit granted by the United States Forest Service.  The permit has a 40-year term expiring December 31, 2029 and is subject to renewal for an additional 30-year term at the option of Mount Snow if various conditions are satisfied.  Mount Snow also leases 252 acres of skiable terrain from the Town of Wilmington, Vermont.  The lease expires November 15, 2030 and while there are no specific renewal provisions included in the lease, we anticipate that a renewal could be obtained.  Mount Snow also has the option to purchase the Town of Wilmington leased property and a right of first refusal in the event the lessor receives an offer for the leased property.

Attitash Bear Peak uses approximately 280 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service.  The permit has a 40-year term expiring July 18, 2034 and is renewable subject to given conditions.  In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2003.  Attitash Bear Peak has the option to purchase this leased property at any time during the lease term.

Killington leases approximately 1,100 acres from the State of Vermont.  A portion of that property constitutes a substantial amount of Killington’s skiable terrain.  The initial lease was for a 10-year term which commenced in 1960 but contains nine 10-year renewal options.  Killington exercised the renewal option in 1970, 1980, 1990 and 2000.  Assuming continued exercise of the renewal options, the lease will ultimately expire in the year 2060.  The lease is subject to a buy-out option retained by the State of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although we have not had confirmation from Vermont State officials, we have no reason to believe that the State intends to exercise the buy-out option at that time.

Sugarloaf/USA leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000.  The lease term expires November 2023.  Sugarloaf has an option to renew the lease for an additional 5-year term.

The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC.  The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each.  The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights, at a cost of 5.5% of the full capitalized cost of the development in the case of property that we retain, or 11% of that cost in the case of property intended for resale.  The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration.  Our lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis.  Our lease with Wolf Mountain Resorts also includes a sublease of certain skiable terrain owned by the Osguthorpe family.  We have established certain additional ski development rights under a direct agreement with the Osguthorpe family.  The ski development rights for approximately 3,000 acres of skiable terrain that we have targeted for development are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.  We have executed an amendment to this lease which provides that these ski development rights will be acquired in fee by The Canyons in March and April of 2003, at which time the underlying lease will terminate but our use of the property will remain subject to a development agreement with the former landlord.

Steamboat uses approximately 3,486 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029.  Under Steamboat’s existing master plan, an additional 958 acres of contiguous National Forest lands can be added to the permitted area.

The United States Forest Service can terminate most of the foregoing special use permits if it determines that termination is required in the public interest.  However, to our knowledge, no recreational special use permit or term special use permit for any major ski resort then in operation has ever been terminated by the United States Forest Service over the opposition of the permit holder.

Resort Revenues

Our resort revenues are generated from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities and miscellaneous other sources.  Lift ticket sales represent the single largest source of resort revenues and produced approximately 43% of total resort operations revenue for Fiscal 2002.  See “Management’s Discussion and Analysis of Results of Operations”, included in Item 7 of this report, for more information about the sources of our resort revenues for the last three fiscal years.

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

Food and Beverage.  We own and operate a substantial majority of the food and beverage facilities at our resorts, with the exception of the Sugarloaf resort, which is under a long-term concession contract with an unrelated third party.  Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets at our resorts.  We directly or indirectly control the substantial majority of our on-mountain and base area food and beverage facilities, which we believe allows us to capture a larger proportion of guest spending.  We currently own and operate over 40 different food and beverage outlets.  We are considering a variety of performance enhancement opportunities to our food and beverage operations, including but not limited to, additional out-sourcing of these operations.

Retail Sales.  We own approximately 70 retail and ski rental shops operating in our resorts.  The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships.  On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits.  In addition, all sales locations offer our own branded apparel which generally provides higher profit margins than other retail products.  In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel.

Lodging and Property Management.  Our lodging and property management departments manage our properties as well as properties owned by third parties.  During the 2001-02 ski season, our lodging departments managed approximately 3,100 lodging units at our resorts.  The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping and brokerage operations.  Most of our resorts have a welcome center to which newly arriving guests are directed.  The center allocates accommodations and provides guests with information on all of the resort’s activities and services.  Our property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions.  In an effort to further enhance our lodging management capabilities, we have retained Interstate Hotels and Resorts, Inc. to assist in the management of our lodging businesses.

Skier Development. Our Guaranteed Learn to Ski Program was one of the first skier development programs to guaranty that a customer would learn to ski in one day.  The success of this program led to the development of “Perfect Turn,” which we believe was the first combined skier development and marketing program in the ski industry.  Perfect Turn ski professionals receive specialized instruction in coaching, communication, skiing and are also trained to sell related products and cross-sell other resort goods and services and real estate.  We operate a hard goods marketing program at each of our resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn.

Resort Operating Strategy

Our operating strategies include:

Capitalize on Recent Facilities Expansion and Upgrades.  We have invested approximately $168 million expanding and upgrading our on-mountain facilities over the past five fiscal years, excluding investments at Heavenly and Sugarbush (which were sold in Fiscal 2002).  We have substantially re-tooled the physical plant at all of our resorts.  As a result of this investment, we believe that we now offer some of the most modern on-mountain facilities available in each of our markets.

Multi-Resort Network.  Our network of resorts provides both geographic diversity and significant operating benefits.  We believe our geographic diversity:  (1) reduces the risks associated with unfavorable weather conditions and insulates us from economic slowdowns in any one particular region; (2) increases the accessibility and visibility of our network of resorts to the overall North American skier population; and (3) allows us to offer a wide range of mountain vacation alternatives.

We believe that owning multiple resorts also provides us with the opportunity to:

•      Create one of the largest cross-marketing programs in the industry,

•      Achieve efficiencies and economies of scale when goods and services are purchased,

•      Strengthen our distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking and incentive packages,

•      Establish performance benchmarks for operations across all of our resorts,

•      Utilize specialized individuals and cross-resort teams at the corporate level as resources for our entire business, and

•      Develop and implement consumer information and technology systems for application across all of our resorts.

Increase Revenues Per Skier.  We intend to increase our revenues per skier by continuing to improve our product offerings, enhancing our marketing capabilities, reducing our reliance on heavily discounted pricing and expanding our revenue sources at each resort.  We intend to increase non-lift ticket revenue in our retail, food and beverage, equipment rental, skier development, and lodging and property management operations by expanding and enhancing our facilities and improving our product quality and mix.  In addition, we believe that cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability.  Our goal is to increase ticket yields by enhancing the quality of our product offerings, managing ticket discounts, closely aligning ticket programs to specific customer market segments, offering multi-resort ticket products and introducing a variety of programs that offer packages of tickets with lodging and other services available at our resorts.

Innovative Marketing Programs.  Our marketing programs are designed to take advantage of and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty.  We have established joint marketing programs with major corporations such as Sprint, Nike, Mobil, Anheuser-Busch, American Express, Quaker Oats, Pepsi/Mountain Dew, Rossignol, Vermont Pure, Kodak, and Green Mountain Coffee Roasters.  We believe these joint marketing programs give us a high-quality image and strong market presence as well as access to operational and marketing resources on both a regional and national basis.

We have established a network of seven high-quality ski resorts, through which we offer ticket products to our customers that are valid at many, if not all of our resorts.  Examples of these innovative programs are the Ski America Pass, which allows the purchaser to ski at any of our seven ski resorts nation-wide; the All East Pass, which allows unlimited skiing at any of our five eastern resorts; the mEticket, which is a flexible multi-day ticket good at all seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased.  The mEticket program is a nation-wide program targeted at retaining skiers who ski three to twelve days each season, which our research indicates represents the majority of the ski population.  By giving guests an incentive to purchase their skiing for the year early in the ski season with the special values offered by the Ski America Pass, the All East Pass and the mEticket program, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

We utilize a variety of marketing media, including direct mail, radio, television and the Internet.  Television and radio marketing efforts include both strategic and tactical messaging.  Strategic advertising promotes the sports and resorts themselves, while tactical messaging provides current information related to ski conditions as a means of promoting visits to our resorts.  In addition, each resort uses local cable television networks to provide current information and cross-sell resort products and services.  Internet marketing activities include individual resort websites which provide current snow conditions, special deals and online reservation booking, a real estate sales website promoting our Grand Summit Hotels and Resort Villages, a dedicated site for mEticket, a site promoting summer vacation activities, on-line retail sales and a special site promoting learning to ski or snowboard.  All sites are linked through our www.peaks.com site.  Guests are increasingly researching conditions and purchasing tickets and related resort products online.  We also offer all of our single and multi-resort season pass programs online at either our www.peaks.com site or through each of our individual resorts’ web sites.

Expand Golf and Convention Business.  Sugarloaf, Killington and Mount Snow all operate championship resort golf courses.  The Sugarloaf course, designed by Robert Trent Jones, Jr., has been rated as one of the top 100 public courses in the country according to a Golf Magazine survey.  Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations.  We also have opportunities to develop additional golf courses at The Canyons, Sunday River and possibly Attitash.  We recently entered into a non-binding term sheet with an unrelated third party for the construction, development and operation of a golf course in the Jordan Bowl area at the Sunday River resort, the financing of which will be provided by the unrelated third party.  Management believes that, if completed, the golf course project will further enhance the value and attractiveness of the Sunday River resort.  We are aggressively continuing to expand our in-season and off-season convention business by improving the quality, size and compensation systems of our sales and marketing staff as well as employing the convention expertise of Interstate Hotels & Resorts, Inc. through our management consulting agreement with that company.

Improve Hotel Occupancy and Operating Margins.  We entered into a comprehensive management consulting agreement beginning in Fiscal 2002 with Interstate Hotels & Resorts, Inc., under which Interstate is supporting the management and operations of our lodging and property management division.  We believe that, with Interstate’s assistance, we can continue to achieve operating efficiencies and improved marketing strategies which will improve the occupancy levels and operating margins of our lodging properties.

Mountainside Real Estate Development

In addition to operating alpine resorts, we develop mountainside real estate which complements the expansion of our on-mountain operations.  Our real estate revenues are generated from the sale and leasing of interests in real estate development projects that we have constructed at our resorts and the sale to third parties of developmental real estate at our resorts.

Our real estate development strategy is centered on the creation of “resort villages” at three of our largest resorts (The Canyons, Killington and Sunday River) and to a lesser extent, at our other resorts.  Development within these resort villages is focused on projects which we believe will generate the highest returns.  Each resort village is expected to consist of quartershare hotels, whole and fractional ownership condominium hotels, townhouses and single family homes, and retail operations.  See “Certain Considerations” for additional discussion related to real estate development.

Grand Summit Hotels.  Our primary real estate development activities in recent years have been the construction of Grand Summit Hotels at each of our resorts.  The Grand Summit Hotel is an interval ownership product which is a signature element of our resorts.  Each hotel is a condominium consisting of fully furnished residential and commercial units with a spacious atrium lobby, one or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool (except Sugarloaf) and other recreational amenities.  Residential units in the hotel are sold in quartershare interests, with each unit consisting of four 13-week ownership interests spread evenly throughout the year.  The balance of the hotel, including restaurants, retail space and conference facilities, is typically retained by us and managed by the host resort.  The initial sale of quartershare units generates revenue for the real estate segment, and our resort segment generates a continuing revenue stream from operating the hotel’s retail, restaurant and conference facilities and from renting quartershare interval interests when not in use by their owners.

We have also developed a whole ownership condominium hotel at The Canyons (the Sundial Lodge) and townhouse projects at Sunday River.  We continue to develop and market to third parties development sites for townhomes, single family projects and whole ownership condominium hotels, most recently at our Killington, Steamboat, Mount Snow and Sugarloaf resorts.

Local approvals for our resort village plans are at various stages of completion.

•      The Canyons:  We secured specially planned area approval from the appropriate authorities for our master plan at The Canyons on November 15, 1999.  Pursuant to this master plan approval, density for the residential units and commercial development for our 15-year master plan at The Canyons has been approved.  As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans.  See “Certain Considerations – Our business is subject to heavy environmental and land use regulation” for additional discussion regarding the status of our master plan permits at The Canyons.

•      Killington:  The master plan for the Killington Resort Village was approved by local voters in the town of Killington in November 1999 and local and state permits were issued in July 2000.  Killington received partial and conceptual approval for the ten criteria which are part of the State of Vermont land use review and approval process.  Final approval of each of the criteria will be rendered upon submittal of actual construction plans for specific projects.

•      Sunday River:  The resort village master plan for Jordan Bowl is complete.  Individual permits for projects will be required before beginning development.

Resort Properties is in default on its Real Estate Term Facility and is negotiating with its lenders to restructure this facility.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of the status of our efforts to restructure this credit facility and the implications to us and to Resort Properties of the proposed restructuring.

Alpine Resort Industry

The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.  In the United States, approximately 493 ski areas generated approximately 54.4 million skier visits during the 2001-02 ski season.  Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America.  The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 493 in 2002, although the number of skier visits has remained relatively flat.  Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented.  We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is possible as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2001-02 ski season:

Geographic Region	2001-02 Total Skier Visits* (in millions)	Percentage of Total Skier Visits	Skier Visits at Company Resorts (in millions)	Company Regional Market Share	Company Resorts
Northeast	12.2	22.4%	2.5	20.5%	Killington/Pico, Mount Snow/Haystack, Sunday River, Sugarloaf/USA, Attitash Bear Peak
Southeast	5.0	9.2%	—	—
Midwest	7.0	12.9%	—	—
Rocky Mountain	18.1	33.3%	1.3	7.2%	Steamboat, The Canyons
Pacific West	12.1	22.2%	0.8	6.6%	Heavenly (sold in May 2002)
U.S. Overall	54.4	100.0%	4.6	8.5%

(*) Source:  Kottke National End of Season Survey 2001/02 Final Report

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

Since 1985, the total number of skier visits in the United States has been relatively flat.  However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased from approximately 9.9 million in the 1996-97 ski season to approximately 15.9 million in the 2001-02 ski season, a compounded annual growth rate of approximately 10%.  We believe that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for us.

We believe that we are well positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United States.  These trends and developments include:

•                  The existence of approximately 66.7 million members of the “baby boom” generation who are now approaching the 40 to 59 year age group where discretionary income, personal wealth and pursuit of leisure activities are maximized,

•                  The emergence of the “echo boom” generation (children of baby boomers) as a significant economic force which is just beginning to enter the prime entry age for skiing, snowboarding and other “on-snow” sports,

•                  Advances in ski equipment technology, such as the development of parabolic skis which make skiing easier to learn and enjoy,

•                  The continued growth of snowboarding as a significant and enduring segment of the industry which in turn increases youth participation in alpine sports,

•                  A greater focus on leisure and fitness in general, and

•                  Expanding demand for second home vacation real estate.

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

Our resorts also face strong competition on a regional basis.  With approximately 2.5 million skier visits generated by our northeastern resorts, competition in that region is an important consideration.  Our northeastern markets are located in the major population centers in the northeast, particularly eastern Massachusetts, northern Connecticut, New York and northern New Jersey.  For example, skier origin data collected at Sunday River indicates that approximately 43% of its weekend skiers reside in Massachusetts.  Similar data collected at Killington and Mount Snow indicate that approximately 23% and 35%, respectively, of their weekend skiers reside in New York, with high concentrations from Massachusetts, Connecticut, New Jersey and Vermont.  The Colorado and Utah ski markets are also highly competitive.

Employees and Labor Relations

We currently employ approximately 1,500 full-time, year-round employees supporting our resort and real estate operations, including corporate personnel.  At peak season last year we employed approximately 11,000 employees, which included approximately 1,500 employees at Heavenly.  Less than 1% of our employees are unionized.  We believe that we enjoy good relations with our employees.

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

We believe that we possess all the permits, licenses and approvals from governmental authorities material to our operations as they currently exist.  We have not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of any of our properties, with the exception of our Development Agreement at The Canyons, where we have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve compliance issues.  See “Certain Considerations - Our business is subject to heavy environmental and land use regulation” for additional discussion regarding the status of our master plan permits at The Canyons.

Resort and real estate capital programs require permits and approvals from certain federal, state, regional and local authorities.  Our operations are heavily dependent upon our continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of our facilities, and otherwise to conduct our operations.  There can be no assurance that new applications of existing laws, regulations and policies, or changes in these laws, regulations and policies will not occur in a manner that would have a material adverse effect on our business, or that important permits, licenses or agreements will not be canceled, not renewed, or renewed on less favorable terms.  Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state and local approvals.  Although we have consistently been successful in implementing our capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained.

Systems and Technology

Information Systems.  Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs.  We are pursuing implementation of a comprehensive system and technology plan which includes an integrated customer database, improvements to our ticketing system, a central reservations system for use in the resort’s rental management business, enhancements to our financial reporting systems and a skier development reservation and instructor scheduling system that will simplify the booking process and allow for the best possible use of our instructors.

Snowmaking Systems and Technology.  We believe that we operate one of the largest consolidated snowmaking operations in the ski resort industry, with approximately 4,200 acres of snowmaking coverage.  Our proprietary snowmaking software program allows us to produce what we believe is some of the highest quality man-made snow in the industry.  Substantially all of our snowmaking systems are operated through computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation.  We use efficient ground based, tower based and fully automated snowgun nozzle technology and have developed software for determining the optimal snowmaking nozzle setting at multiple locations on any particular mountain.  This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, reducing the need for physical observations to make adjustments and ensuring that ideal snow quality is provided.  Substantially all of our snowmaking systems are networked to allow the viewing of information from multiple locations within our resort network.  In addition, we are actively involved in testing and implementing new technologies to further improve the quality and efficiency of our snow-making operations.

CERTAIN CONSIDERATIONS

In addition to the other information contained in this Form 10-K, you should carefully consider the following matters in evaluating our business.  This Form 10-K contains forward-looking statements and our actual results could differ materially from those anticipated by any forward-looking statements as a result of numerous factors, including those set forth in the following description of considerations and elsewhere in this Form 10-K.  See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements”.

Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.

On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default.  Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance.  As of July 28, 2002, principal, accrued interest, late charges and unpaid agent fees outstanding under the facility totaled $64.7 million.  We have been notified by the lenders under the facility that no additional borrowings will be permitted and that Resort Properties will not be given access to restricted cash accounts totaling approximately $1.1 million to satisfy its obligations.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period.  Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.  There can be no assurance that negotiations will be successfully completed, or the terms under which the payment defaults pending under the facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets.  A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit Resort Properties, Inc.) is pledged under the Real Estate Term Facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged under this facility.  The Grand

Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit Resort Properties, Inc. to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  As of July 28, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $124.7 million.  This collateral includes $87.7 million of Grand Summit assets pledged under our $42.0 million real estate construction loan facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Real Estate Liquidity”.

Pursuant to its terms, our Series A Preferred Stock was redeemable on November 12, 2002 to the extent that there were legally available funds to effect such redemption. We did not redeem the Series A Preferred Stock on such date, and we can give no assurance that the necessary liquidity will be available to effect such redemption on a timely basis.

We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $60.0 million as of July 28, 2002.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for such redemption.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full.  Prior to the November 12, 2002 redemption date, based upon all relevant factors, our Board of Directors determined not to redeem any such shares of stock on such redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately.  We are not permitted to redeem the Series A Preferred Stock under the terms of our new resort senior secured credit facility (the New Resort Credit Facility) and the indenture governing our 12% Senior Subordinated Notes.  Also, we can give no assurance that the necessary liquidity will be available to effect such redemption.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of our board of directors.  We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action.  If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based upon present facts and circumstances, we would vigorously contest any such litigation.  If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent upon the completion of our previously announced strategic plan.

On May 30, 2001, we announced a comprehensive strategic plan to improve our capital structure and enhance future operating performance.  We have completed several aspects of this plan (as modified) to date, including the restructuring of three of our major credit agreements, an additional capital infusion by Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill), the implementation of a staff reorganization plan to improve operational efficiencies, and the sale of our Heavenly ski resort.  The ultimate success of this comprehensive strategic plan is dependent on our successful execution of the remaining plan elements.  The most significant remaining element of our plan is the restructuring of the Real Estate Term Facility of Resort Properties.  Our failure to complete the real estate restructuring transaction may adversely affect our ability to develop certain real estate at our resorts.  We may also lose control of Resort Properties’ real estate development assets, and the stock of our real estate development subsidiaries (including Grand Summit) which are pledged as collateral under the Real Estate Term Facility.

Our business is substantially leveraged and we face a number of financial risks.

We are highly leveraged.  As of January 26, 2003, we had $311.3 million of total indebtedness outstanding, including $105.6 million of secured indebtedness, as well as $282.0 million in redeemable preferred stock (liquidation value).

Our high level of debt affects our future operations in several important ways.  First of all, we will have significant cash requirements to service our debt which will in turn reduce the funds available for our operations, capital expenditures and acquisitions.  A decrease in the availability of funds will make us more vulnerable to adverse general economic and industry conditions.  Secondly, the financial covenants and other restrictions contained in our debt agreements require us to meet certain financial tests and restrict our ability to raise additional capital, borrow additional funds, make capital expenditures or sell our assets.  Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business could leave us with no cash availability.

Our ability to make scheduled payments or refinance our debt and preferred stock obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business and other factors.  Some of these factors are beyond our control.  There can be no assurance that our operating results, cash flows and capital resources will be sufficient to pay our indebtedness.  If our operating results, cash flows or capital resources prove inadequate we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations.  We also could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital.  In addition, further efforts by management to refinance and restructure our debt and redeemable preferred securities could be negatively impacted and result in less favorable terms.  There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these activities cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

Improvement in our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products and management resources and to engage in successful real estate development (either directly or through third parties).  To the extent that we are unable to do so with cash generated from operations, or through borrowed funds or additional equity investments, the growth and financial health of our business could be impaired.

We also have significant future capital requirements with respect to the retirement of debt and other securities.  For example, the New Resort Credit Facility matures on April 15, 2006 for the revolving credit facility, the tranche A term loan and the supplemental term loan portions and June 15, 2006 for the tranche B term loan portion.  We must also retire or refinance our 12% senior subordinated notes (the Senior Subordinated Notes) in July 2006 and our 11.3025% convertible subordinated notes (the Junior Subordinated Notes) in August 2007.  Our preferred stock must be redeemed in accordance with its terms.  This includes our Series A Preferred Stock, which we did not redeem on November 12, 2002.  We do not expect that the necessary liquidity will be available from operations to effect such redemption in the foreseeable future.  This also includes our 12% Series C-1 convertible participating preferred stock (the Series C-1 Preferred Stock) which is redeemable in July 2007, and our 15% Series C-2 preferred stock (the Series C-2 Preferred Stock) which is redeemable in July 2007. There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock in the foreseeable future.  Failure to do so could have a material adverse effect on our business.  See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of such payments.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal.  Over the last five fiscal years, we have realized an average of approximately 86% of resort revenues and over 100% of resort EBITDA and net income during the period from November through April, and a significant portion of resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks.  In addition, our resorts typically experience operating losses and negative cash flows for the period from May through November.  During the seven-month period from May through November 2002, for example, we had operating losses from resort operations aggregating $53.2 million, excluding merger, restructuring and asset impairment charges of $19.7 million and write-off of deferred financing costs of $3.3 million, and negative cash flows from resort operations aggregating $42.2 million.  There can be no assurance that we will be able to finance our capital requirements from external sources during this period.

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

The skiing industry is highly competitive and capital intensive.  Our competitors include major ski resorts throughout the United States, Canada and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities.  Our competitive position depends on a number of factors, such as our proximity to population centers, the availability and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation.  In addition, some of our competitors have greater competitive position and relative ability to withstand adverse developments.  There can be no assurance that our competitors will not be successful in capturing a portion of our present or potential customer base.

Our revenues from real estate development are vulnerable to particular risks.

Our ability to generate revenues from real estate development activities could be adversely affected by a number of factors, such as our ability to successfully market our resorts, the loss of ownership or control of significant portions of our developmental real estate securing the Real Estate Term Facility, the national and regional economic climate, local real estate conditions (such as an oversupply of space or a reduction in demand for real estate), costs to satisfy environmental compliance and remediation requirements associated with new development/renovation and ongoing operations, the attractiveness of the properties to prospective purchasers and tenants, competition from other available property or space, our ability to obtain all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental or tax laws.  Many of these factors are beyond our control.  In addition, real estate development will depend on receiving adequate financing on suitable terms.  There can be no assurance as to whether, when or on what terms such financing may be obtained.  Our real estate subsidiaries do not have the financing available to complete all of their planned real estate development.  In addition, these efforts entail risks associated with development and construction activities, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, and natural disasters, any of which could delay construction and result in a substantial increase in our costs. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Our development activities at The Canyons in Utah are governed by permits issued pursuant to a Development Agreement with local authorities.  The Development Agreement requires us to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits.  We have not achieved certain of these performance benchmarks within the time frames required under the Development Agreement, and the local authorities have advised us that these failures potentially constitute defaults under the Development Agreement.  We are working with the local authorities to address these failures and reassess the appropriate timing for compliance with these performance benchmarks.  Our failure to satisfy local regulatory authorities with respect to these matters may result in our inability to obtain additional permits under the Development Agreement and could significantly adversely impact our ability to meet our business and revenue expansion goals at The Canyons.  Defaults under the Development Agreement could also subject us to risk of litigation with third parties whose development plans are adversely impacted by the delay or loss of permits under the Development Agreement by virtue of our failure to meet performance benchmarks.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

Our current operations and anticipated growth are heavily dependent upon our ability, under applicable federal, state and local laws, regulations, permits, and licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations.  There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect, or that important permits, licenses or agreements will be renewed, not cancelled, or, if renewed, on less favorable terms.  Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our business and operating results.

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

We are a holding company and our ability to pay principal and interest on debt will be dependent upon the receipt of dividends and other distributions, or the payment of principal and interest on intercompany borrowings, from our subsidiaries.  We do not have, and we do not expect in the future to have, any material assets other than the common stock of our direct and indirect subsidiaries.  The breach of any of the conditions or provisions under the documents governing the indebtedness of subsidiaries could result in a default which in turn could accelerate the maturity of a debt.  If the maturity of debt were accelerated, the indebtedness would be required to be paid in full before the subsidiary would be permitted to distribute any assets to the parent company.  There can be no assurance that our assets or those of our subsidiaries would be sufficient to repay all of our outstanding debt.  In addition, state law further restricts the payment of dividends or other distributions to us by our subsidiaries.

Our business requires significant capital expenditures. These expenditures do not, however, guarantee improved results.

Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements.  These improvements are capital intensive and a lack of available funds for capital expenditures could have a material adverse effect on our ability to implement our operating strategy.  We conduct, and intend to continue to conduct, real estate development and to finance such activities through non-recourse debt.  We intend to finance resort capital improvements through internally generated funds and proceeds from the offering of debt and equity.  There can be no assurance that sufficient funds will be available to fund these capital improvements or real estate development or that these capital improvements will attract additional skiers or generate additional revenues.

Control of our company by principal shareholders.

As a result of a shareholders’ agreement and the terms of the preferred stock held by Oak Hill, Leslie B.  Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, and Oak Hill control a majority of our board of directors.  Mr. Otten and Oak Hill may have interests different from the interests of the holders of our common stock.

A significant portion of our ski resorts are operated under leases or forest service permits.

We lease a significant portion of the land underlying our ski resorts or use them pursuant to renewable permits or licenses.  If any of these arrangements were terminated or not renewed on expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired.  A substantial portion of the skiable terrain at our Attitash Bear Peak, Mount Snow and Steamboat ski resorts is federal land that is used under the terms of permits with the United States Forest Service.  The permits give the United States Forest Service the right to review and comment on the location, design and construction of improvements in the permit area and on certain other operational matters.  The permits can also be terminated or modified by the United States Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits.  A termination or modification of any of our permits could have a material adverse affect on our results of operations.

Item 3

Legal Proceedings

The Killington resort has been identified by the U.S.  Environmental Protection Agency as a potentially responsible party at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act.  Killington has entered into a settlement agreement with the Environmental Protection Agency at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut.  Killington rejected an offer to enter into a de minimis settlement with the Environmental Protection Agency for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, because it disputes its designation as a potentially responsible party.  We believe that our liability for this Superfund site will not have a material adverse effect on our business or financial condition or results of operations or cash flows.

On January 24, 2002, we entered into an agreement with Triple Peaks, LLC for the sale of our Steamboat resort.  We later determined that the sale of our Heavenly resort more closely achieved our restructuring objectives and concluded that we would not proceed with the sale of our Steamboat resort.  On April 5, 2002, Triple Peaks, LLC filed a lawsuit against American Skiing Company in federal district court in Denver, alleging breach of contract resulting from our refusal to close on the proposed sale of our Steamboat resort.  The suit seeks both monetary damages resulting from the breach and specific performance of the contract.  On April 16, 2002, before we filed an answer to its complaint, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado state district court in Steamboat, also naming Steamboat Ski & Resort Corporation, American Skiing Company Resort Properties and Walton Pond Apartments, Inc.  (each direct or indirect subsidiaries of American Skiing Company) as additional defendants.  On April 19, 2002, we filed a complaint seeking declaratory judgment against Triple Peaks in federal court in Denver seeking a declaration from that court that our damages under the contract for failure to close on the proposed sale are limited to $500,000.  On December 31, 2002, the Colorado state district court issued summary judgment in our favor and against Triple Peaks, confirming that the damages we owe Triple Peaks under the contract are limited to $500,000.  This judgment was subject to a 45-day appeal period.  On January 26, 2003, we received notice that Triple Peaks had appealed the decision of the Colorado state district court.  Subsequent to the issuance of the summary judgment order by the Colorado state district court, the companion federal court action was dismissed with prejudice at our request.

On January 3, 2003, American Skiing Company received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai.  Messrs.  Martinez and Tomai each allege that they resigned from their employment with us for “good reason” under the terms of their executive employment agreements with us, and that accordingly they are entitled to severance payments equal to one year’s salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment.  We have contested the existence of “good reason” for their termination of their employment and disputed our liability for the severance payments and other benefits.

Each of our subsidiaries which operate resorts has claims pending and is regularly subject to personal injury claims related principally to skiing activities at the resort.  Each of our operating companies maintains liability insurance that we consider adequate in order to insure against claims related to the usual and customary risks associated with the operation of a ski resort.  We operate a captive insurance company authorized under the laws of the State of Vermont, which, until early Fiscal 1999, provided liability and workers’ compensation coverage for our

Vermont resorts.  We do not currently use this insurance subsidiary to provide liability and workers’ compensation insurance coverage, but it is still responsible for future claims arising from insurable events which may have occurred while it provided this coverage.  Our insurance subsidiary maintains cash reserves in amounts recommended by an independent actuarial firm and which we believe to be adequate to cover any such claims.

Item 4

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5

Market for the Registrant’s Common Equity and Related Security Holder Matters.

Our common stock is currently traded on the Pink Sheets under the symbol “AESK”.  Prior to March 7, 2002, our common stock was traded on the New York Stock Exchange under the symbol “SKI”.  Our Class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock.  As of January 26, 2003, 31,724,141 shares of our common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock held by one holder and 16,963,611 shares of common stock held by approximately 9,000 holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board and the NYSE Composite Tape, as applicable.

American Skiing Company Common Stock (AESK/SKI)

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
1st Quarter	$1.05	$0.76	$2.44	$1.88
2nd Quarter	$1.01	$0.47	$2.81	$1.31
3rd Quarter	$0.49	$0.16	$1.71	$1.08
4th Quarter	$0.20	$0.12	$1.40	$0.72

Market Information

We have not declared or paid any cash dividends on our capital stock.  We intend to retain earnings, to the extent that there are any, to reduce our debt and to support our capital improvement and growth strategies.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion.  Each of the indenture governing our Senior Subordinated Notes, our New Resort Credit Facility and the terms of our Series A Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests.  See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6

Selected Financial Data

The following selected historical financial data has been derived from our consolidated financial statements as audited by:  (1) KPMG LLP, as of July 29, 2001 and July 28, 2002 and for the fiscal years ended July 30, 2000, July 29, 2001 and July 28, 2002; (2) Arthur Andersen LLP, as of July 25, 1999 and July 30, 2000 and for the fiscal year ended July 25, 1999; and PricewaterhouseCoopers LLP, as of July 26, 1998 and for the fiscal year then ended.  This data, excluding consolidated statements of cash flows data, has been restated to reflect Heavenly as discontinued operations and also includes certain reclassifications to be consistent with the current year presentation.

	Historical Year Ended(1)
	July 26, 1998	July 25, 1999	July 30, 2000	July 29, 2001	July 28, 2002
	(in thousands, except per share and per skier visit amounts)
Consolidated Statement of Operations Data:
Net revenues:
Resort(2)	$228,374	$239,954	$240,226	$275,686	$243,842
Real estate	60,992	24,492	132,063	96,864	28,274
Total net revenues	289,366	264,446	372,289	372,550	272,116

Operating expenses:
Resort	138,975	164,878	170,156	187,715	166,968
Real estate	43,554	26,808	123,837	93,422	30,091
Marketing, general and administrative	38,970	47,936	46,903	49,011	46,699
Merger, restructuring and asset impairment charges(3)	—	—	—	76,015	111,608
Stock compensation charge(4)	14,254	—	—	—	—
Depreciation and amortization	30,411	35,918	38,533	38,041	30,846
Write-off of deferred financing costs	—	—	1,017	—	3,338
Total operating expenses	266,164	275,540	380,446	444,204	389,550

Loss from continuing operations before preferred stock dividends and cumulative effect of changes in accounting principles	(4,396)	(31,869)	(33,743)	(125,026)	(167,578)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(5,346)	(4,372)	(20,994)	(23,357)	(32,791)
Net loss from continuing operations available to common shareholders before cumulative effect of changes in accounting principles	$(9,742)	$(36,241)	$(54,737)	$(148,383)	$(200,369)
Net loss available to common shareholders	$(12,294)	$(32,332)	$(52,452)	$(141,572)	$(206,710)
Basic and diluted net loss from continuing operations per share available to common shareholders	$(0.38)	$(1.20)	$(1.81)	$(4.86)	$(6.34)
Basic and diluted net loss available to common shareholders	$(0.48)	$(1.07)	$(1.73)	$(4.64)	$(6.54)

Balance Sheet Data:
Total assets	$780,899	$907,502	$926,778	$807,038	$521,993
Long-term debt and redeemable preferred stock, including current maturities	422,285	543,740	634,723	638,620	582,096
Common shareholders’ equity (deficit)	268,204	236,655	185,497	44,826	(155,305)

Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$8,708	$(77,235)	$(43,891)	$44,576	$(1,092)
Cash flows provided by (used in) investing activities	(384,303)	(37,486)	(17,403)	(23,390)	94,683
Cash flows provided by (used in) financing activities	375,407	108,354	62,376	(19,679)	(98,259)

Other Data:
Skier visits (000’s)(5)	4,430	4,157	4,109	4,430	3,756
Season pass holders (000’s)	41.0	40.2	43.2	46.1	39.4
Resort revenues per skier visit	$51.55	$57.72	$58.46	$62.23	$64.92
Resort EBITDA(6)(8)	$50,429	$27,140	$23,167	$38,959	$30,175
Real estate EBITDA(7)(8)	$17,438	$(2,316)	$8,226	$3,443	$(1,817)

(1)          The historical data above does not reflect the financial position or results of operations for Heavenly.  The financial data for Heavenly is reflected as discontinued operations because Heavenly was sold during Fiscal 2002.

(2)          Resort revenues represent all revenues, excluding revenues generated by the sale of real estate interests.

(3)          During Fiscal 2001, we recognized the following merger, restructuring and asset impairment charges:  a $52.0 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as assets held for sale as of July 29, 2001; a $15.1 million asset impairment charge related to the assets at our Sugarbush resort that are classified as assets held for sale as of July 29, 2001; a $3.6 million charge related to our terminated merger with Meristar Hotels and Resorts, Inc; $4.0 million in employee separation, legal and financial consulting charges related to our strategic restructuring plan; and a $1.3 million impairment charge to net realizable value in the fourth quarter of Fiscal 2001 on the remaining units at the Attitash Grand Summit Hotel.  During Fiscal 2002, we recognized the following merger, restructuring and asset impairment charges:  a $25.4 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as held for sale as of July 29, 2001; a $38.7 million charge related to the remaining quartershare units at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel; a $18.9 million charge related to land and land options at The Canyons; a $24.8 million charge related to master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf, Sunday River and Steamboat; a $1.4 million charge related to a land option at Sunday River and certain resort fixed assets; $2.7 million in legal and financial consulting charges related to our strategic restructuring plan; offset by a $0.3 million gain to finalize the sale of Sugarbush.

(4)          In the first quarter of Fiscal 1998, we granted to certain executive officers and other employees fully vested options to purchase 511,530 shares of common stock at an exercise price of $2.00 per share.  We also agreed to pay certain tax liabilities which the recipients of the options expect to incur upon exercise of the options.  Because the $2.00 per share exercise price was below the fair market value of a share of common stock on the date of grant, we recognized a compensation charge of $14.3 million in Fiscal 1998.

(5)          For purposes of estimating skier visits, we assume that a season pass holder visits our resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

(6)          Resort EBITDA represents resort revenues less cost of resort operations and marketing, general and administrative expense.

(7)          Real Estate EBITDA represents revenues from real estate sales less cost of real estate sold, including selling costs, holding costs, the allocated capitalized cost of land, construction costs and other costs relating to property sold.

(8)          Resort and Real Estate EBITDA are not measurements calculated in accordance with GAAP and should not be considered as alternatives to operating or net income as an indicator of operating performance, cash flows as a measure of liquidity or any other GAAP determined measurement.  Certain items excluded from Resort and/or Real Estate EBITDA, such as write-off of deferred financing costs, non-cash charges for stock compensation awards, and merger, restructuring and asset impairment charges are significant components in understanding and assessing our financial performance.  Other companies may define Resort and Real Estate EBITDA differently, and as a result, such measures may not be comparable to our Resort and Real Estate EBITDA.  We have included information concerning Resort and Real Estate EBITDA because we believe that EBITDA is an indicative measure of our operating performance and is generally used by investors to evaluate companies in the resort industry.

Item 7

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Certain statements under the heading Part I, Item 1 and Item 2 – “Business and Properties”, this heading Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following:  changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); inability to complete our restructuring plan; the payment default under our Real Estate Term Facility and its effect on the results and operations of our real estate segment, failure to effectively manage our growth, business and financial condition; the possibility of war and its effect on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the SEC.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

The following is our discussion and analysis of financial condition and results of operations for the fiscal year ended July 28, 2002.  Please read this information in connection with our consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Credit Agreement Defaults. On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility with Fleet National Bank and certain other lenders.  See “– Liquidity and Capital Resources – Real Estate Liquidity – Real Estate Term Facility” below for a discussion of the status of our efforts to restructure the Real Estate Term Facility.

As of July 28, 2002, our hotel development subsidiary was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, our hotel development subsidiary and Textron amended the senior construction loan and the subordinated construction loan (collectively, Construction Loan Facility).  See “– Liquidity and Capital Resources – Real Estate Liquidity – Construction Credit Facility” below for a discussion of the terms of the amendment to the Textron facility.

Restructuring Plan.  On May 30, 2001, we announced a comprehensive strategic plan to improve our capital structure and enhance future operating performance.  The plan included the following key components:

•                  A comprehensive financial restructuring package, including amendments to our senior credit facilities and new capital infusion to enhance financial flexibility.

•                  Intent to sell Steamboat to reduce our debt.

•                  Operational cost savings and improved financial performance through reorganization and staff reduction and performance enhancement programs.

•                  Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

We have completed several aspects of this plan to date, including the restructuring of three of our major credit agreements, an additional capital infusion by Oak Hill, and the implementation of a staff reorganization plan to improve operational efficiencies.  On May 9, 2002, we completed the sale of Heavenly to Vail Resorts, Inc.  (Vail).  We determined that the sale of Heavenly more closely achieved our restructuring objectives and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction.  As a result, we concluded that we would not proceed with the sale of our Steamboat resort.  Total consideration for the sale of Heavenly was $104.9 million, which was comprised of a $102.0 million sales price, less $2.4 million in purchase price adjustments, plus $5.3 million of current liabilities assumed by Vail.  Vail also assumed $2.8 million in capital lease obligations leaving $96.8 million in net proceeds after assumption of the capital lease obligations.  At closing, we paid $1.8 million in costs related to the sale with net proceeds after transaction costs of $95.0 million.

We paid fees and accrued interest totaling $2.8 million related to the Resort Senior Credit Facility with Fleet and other lenders out of the sales proceeds and an early prepayment penalty associated with the retirement of a term loan, including accrued interest.  After these payments, we made reductions to our outstanding debt of the following amounts:

Real Estate Term Facility	$2.0	Million
Resort Senior Credit Facility, term portion	28.6	Million
Resort Senior Credit Facility, revolver portion	44.1	Million
Heavenly capital lease	12.8	Million
Total	$87.5	Million

In connection with the completion of the sale of Heavenly, the availability under the revolving portion of our Resort Senior Credit Facility was reduced from $94.6 million to $52.1 million. After prepayment penalties of $0.7 million and the total debt reduction of $87.5 million, the remaining proceeds from the sale of  $4.0 million were deposited into a temporary cash account.  In conjunction with the repayment of the Heavenly capital lease, the guaranty provided by Oak Hill Capital Partners to secure that loan was released.

On April 19, 2002, we completed an amendment to the indenture governing our Senior Subordinated Notes.  Pursuant to that amendment, the indenture and Senior Subordinated Notes are no longer subject to a cross-default resulting from a default by our real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the Construction Loan Facility.  The amendment also provides that neither a bankruptcy nor a judgment against any of our real estate development subsidiaries will constitute a default under the indenture.

On February 14, 2003, we entered into an agreement with GE Capital and CapitalSource whereby they have provided a new $91.5 million senior secured loan facility (the New Resort Credit Facility).  The New Resort Credit Facility replaces our existing Resort Senior Credit Facility and is secured by substantially all of our assets and the assets of our resort operating subsidiaries (excluding assets of Resort Properties and its subsidiaries).

The most significant remaining element of our restructuring plan is the restructuring of the credit facilities of our real estate development subsidiaries.

For a more detailed discussion, see “Real Estate Liquidity” below.

Liquidity and Capital Resources

Short-Term.  Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our Fiscal 2003 capital improvement program and servicing our debt.  Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

As described below, we entered into the New Resort Credit Facility on February 14, 2003 and used our initial borrowings to refinance the Resort Senior Credit Facility.

Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our New Resort Credit Facility.  The total debt outstanding on our Resort Senior Credit Facility as of July 28, 2002 was approximately $58.7 million.

Real estate development and real estate working capital is funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit Resort Properties, Inc., or Grand Summit, our primary hotel development subsidiary.  As of July 28, 2002, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying consolidated balance sheet was approximately $87.7 million.  The total debt outstanding on the Construction Loan Facility as of July 28, 2002 was approximately $42.0 million.  See “Real Estate Liquidity – Real Estate Credit Facility” below.

Resort Liquidity.  As part of our comprehensive strategic plan to restructure our debt, we entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a new $91.5 million senior secured loan facility (the New Resort Credit Facility).  The New Resort Credit Facility replaces our existing Resort Senior Credit Facility and is secured by substantially all our assets and the assets of our resort operating subsidiaries.  Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility.  The New Resort Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million of which approximately $4.1 million of L/C’s was outstanding on the funding date of February 18, 2003.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.  Immediately after funding, we had availability under the Revolving Credit Facility of $34.3 million.

•                  Tranche A Term Loan -  $25.0 million borrowed on the funding date of February 18, 2003.

•                  Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

•                  Tranche B Term Loan -  $20.0 million borrowed on the funding date of February 18, 2003.

The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25% (payable monthly).  The Supplemental Term Loan also requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0% (payable monthly) with an interest rate floor of 12.25%.

The New Resort Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the New Resort Credit Facility are less restrictive than those of the Resort Senior Credit Facility. The New Resort Credit Facility also restricts our ability to pay cash dividends on or redeem our common and preferred stock.

Our significant debt levels affect our liquidity.  As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt.  Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the New Resort Credit Facility.  Furthermore, our New Resort Credit Facility and the indenture governing our Senior Subordinated Notes each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity.  These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

Real Estate Liquidity.  To fund working capital and fund its Fiscal 2002 real estate development plan, Resort Properties relied on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million Real Estate Term Facility and construction loans. A substantial portion of our developable real estate and the commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are pledged to the lenders under the Real Estate Term Facility.

Real Estate Term Facility:  Effective May 20, 2002, Resort Properties was in default on its Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million and the indebtedness was accelerated on May 31, 2002.  As a result, all indebtedness under the facility is currently due and payable.

The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

•                  Tranche A is a revolving facility which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears).  As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (6.75% as of July 28, 2002).  Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels.  Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

•                  Tranche B is a term loan facility that has a maximum principal amount of $25 million, bears interest at a fixed rate of 18% per annum (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually).  As a result of the default, the default interest rate on Tranche B is 29% per annum.  Mandatory principal payments on Tranche B of $10 million were due on each of December 31, 2003 and June 30, 2004.  Prior to the default, the remaining $5 million of principal and all accrued and unpaid interest on Tranche B was scheduled to be paid in full on December 31, 2004.

•                  Tranche C is a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 25% per annum and, prior to the default, was scheduled to mature on December 31, 2005.  As a result of the default, the default interest rate on Tranche C is 29% per annum.  Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

As of July 28, 2002, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $17.7 million, $30.8 million, and $16.3 million, respectively.

On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

There is no assurance that negotiations will be successfully completed, or the terms under which the payment defaults pending under the Real Estate Term Facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of our hotel development subsidiary, Grand Summit), and other customary secured creditor remedies.  As of July 28, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $124.7 million.  This collateral includes $87.7 million of Grand Summit assets pledged under our Construction Loan Facility.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.”

As of January 26, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $18.6 million, $34.5 million, and $18.6 million, respectively.

Construction Loan Facility:  We conduct substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons and Attitash Bear Peak, which are primarily financed through a $110 million construction loan facility (Senior Construction Loan) among Grand Summit and various lenders, including Textron, the syndication and administrative agent.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000.  We used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

As of July 28, 2002, our hotel development subsidiary was also in default under its Senior Construction Loan and Subordinated Construction Loan under the Construction Loan Facility, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat.  Effective August 29, 2002, the hotel development subsidiary and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan.  The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment.

As of July 28, 2002, the amount outstanding under the Senior Construction Loan was $36.5 million and there were no borrowings available under this facility.  The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing.  Mortgages against the project sites (including the completed Grand Summit Hotels at Attitash Bear Peak, The Canyons, and Steamboat) collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $87.7 million as of July 28, 2002, which in turn comprise substantial assets of our business).  The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan, is May 31, 2004 and the maturity date for funds advanced under The Canyons portion of the Senior Construction Loan is March 31, 2003.  The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.9 million as of July 28, 2002 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 28, 2002).  The principal balance outstanding under The Canyons portion of the Senior Construction Loan was approximately $3.6 million and had an interest rate on funds advanced of prime plus 2.5%, with a floor of 9.5% (9.5% as of July 28, 2002).

The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date.  The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004.  The principal balance outstanding under the Subordinated Construction Loan was approximately $5.5 million as of July 28, 2002.

As of January 26, 2003, the amount outstanding under the Senior Construction Loan was $33.5 million and there were no borrowings available under this facility.  The principal balance outstanding under the Steamboat portion and The Canyons portion of the Senior Construction Loan was approximately $32.9 million and $0.6 million, respectively, as of January 26, 2003.  As of January 26, 2003, the amount outstanding under the Subordinated Construction Loan was $8.8 million and there were $1.2 million of borrowings available under this facility.

Series A Preferred Stock Redemption.  We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $60.0 million as of July 28, 2002.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for such redemption.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full.  Prior to the November 12, 2002 redemption date, based upon all relevant factors, our Board of Directors determined not to redeem any such shares of stock on such redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately.  We are not permitted to redeem the Series A Preferred Stock under the terms of our New Resort Credit Facility and the indenture governing our Senior Subordinated Notes.  Also, we can give no assurance that the necessary liquidity will be available to effect such redemption.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of our board of directors.  We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action.  If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based upon present facts and circumstances, we would vigorously contest any such litigation.  If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

Long-Term.  Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  With respect to capital needs, we have invested over $168 million in skiing-related facilities since the beginning of Fiscal 1998, excluding investments made at Heavenly and Sugarbush (which were sold in Fiscal 2002).  As a result, and in keeping with restrictions imposed under the New Resort Credit Facility, we expect our resort capital programs for the next several fiscal years will be more limited in size.

For Fiscal 2003 and 2004, we anticipate our annual maintenance capital needs to be approximately $8.5 million.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our capital improvement program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases and our New Resort Credit Facility.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations and future borrowing availability and covenant restrictions under the New Resort Credit Facility.  The New Resort Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2003 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met.  We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for Fiscal 2003.

Contractual Obligations

Our noncancelable, minimum contractual obligations as of July 28, 2002 were as follows (in thousands):

		Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	After 3 years

Resort long-term debt and capital lease obligations	$79,991	$32,766	$41,693	$5,532
Real estate long-term debt	102,341	71,867	30,474	—
Subordinated notes and debentures	142,531	1,074	1,466	139,991
Mandatorily Redeemable 10 ½% Series A Preferred Stock	60,032	60,032	—	—
Mandatorily Redeemable 12% Series C-1 Preferred Stock	44,532	—	—	44,532
Mandatorily Redeemable 15% Series C-2 Preferred Stock	159,404	—	—	159,404
Operating leases	38,643	5,783	9,995	22,865
The Canyons land options obligation	4,300	4,300	—	—
Obligation to build ski lifts at The Canyons	3,000	—	3,000	—
Total	$634,774	$175,822	$86,628	$372,324

The operation of a substantial portion of our resort activities are dependent upon leased real estate.  Aggregate lease commitments under noncancelable operating leases are included in the table above.  As of July 28, 2002, approximately $100.2 million of the real estate long-term debt, which does not include accrued and unpaid interest, was in default.  Of this amount, the defaults for approximately $42.0 million, which does not include accrued and unpaid interest, were subsequently waived by the lenders.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Areas where significant judgments are made include, but are not limited to:  allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.  The following are our critical accounting policies:

   Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of our business, we record a full year of depreciation relating to our operating assets during the second and third quarters of our fiscal year.

    Goodwill and Other Intangible Assets

During Fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and were required to evaluate our existing intangible assets and goodwill in a transitional impairment analysis.  As a result of the transitional impairment analysis, we recorded an impairment loss of $18.7 million representing 100% of our goodwill.  This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for Fiscal 2002.  Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

Prior to the adoption of SFAS No. 142, goodwill, which represents the excess of the purchase price over the fair value of the net assets (including tax attributes and minority interest) acquired in purchase transactions, and other indefinite-lived intangibles were amortized on a straight-line basis over the expected periods to be benefited, up to 40 years. Goodwill and other indefinite-lived intangibles were assessed for recoverability by determining whether the amortization of the carrying amounts over their remaining useful lives could be recovered through undiscounted future cash flows of the acquired operation or assets.

    Long-Lived Assets

On July 30, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of”.  Long-lived assets, such as property, plant and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Prior to the adoption of SFAS No. 144, we accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  During Fiscal 2002, we completed the sale of its Sugarbush resort and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to our adoption of SFAS No. 144.

    Revenue Recognition

Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the second and third quarters of our fiscal year.  Our remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investment has been received and no continuing involvement exits. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

    Seasonality

Our revenues are highly seasonal in nature.  Over the last five fiscal years, we have realized an average of approximately 86% of resort revenues and over 100% of resort EBITDA and net income during the period from

November through April, and a significant portion of resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks.  In addition, our resorts typically experience operating losses and negative cash flows for the period from May through November.

A high degree of seasonality in our revenues increases the impact of certain events on our operating results.  Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during peak business periods could reduce revenues.  Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions.  Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

Results of Operations

Fiscal Year Ended July 28, 2002 (Fiscal 2002)

Versus Fiscal Year Ended July 29, 2001 (Fiscal 2001)

During May 2001, we initiated a significant restructuring plan.  As part of that plan, we entered into amendments to our key credit facilities which permitted us to pursue a comprehensive strategic plan for both our resort and real estate businesses.  Based on the terms of the restructuring plan and the amended credit facilities, we determined at the end of Fiscal 2001 that no impairment had occurred to any of our major assets.

Although many elements of the restructuring plan and the comprehensive strategic plan have been successfully executed, key subsequent events have caused management to re-assess the realizability of certain of our assets.  Those key events are as follows:

•                  In the second quarter of Fiscal 2002, we entered into a purchase and sale agreement for the sale of our Steamboat resort.  The sale of the Steamboat ski resort was a key element underlying the May 2001 restructuring plan and the amendments to both the resort and real estate senior credit facilities.  As a result of the lower than expected potential sales price for the Steamboat resort, which was a result of declining economic conditions in the leisure and resort sector, we determined that a write-down of approximately $52.0 million was required on the Steamboat assets and recorded that impairment charge in the fourth quarter of Fiscal 2001.

•                  The events of the September 11th terrorist attacks negatively impacted the resort sector economic strength and were especially damaging to valuations of destination resorts such as Steamboat.  As a result, the potential buyer of Steamboat experienced difficulty in completing its financing package and re-opened negotiations with us on the terms of its original offer.  Based on these renegotiations and a revised purchase and sale agreement, we recorded an additional $25.4 million impairment charge during the second quarter of Fiscal 2002.

•                  On May 9, 2002, we completed the sale of Heavenly to Vail Resorts, Inc.  (Vail).  We determined that the sale of Heavenly more closely achieved our restructuring objectives and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction.  As a result, we concluded that we would not proceed with the sale of our Steamboat resort.

•                  The Steamboat transaction was to provide approximately $7.5 million to Resort Properties because the transaction included the sale of certain large real estate parcels. The assumption that these parcels would be sold in conjunction with the sale of Steamboat was key to our earlier impairment analysis performed in the second quarter of Fiscal 2002.

•                  Coupled with this was the dramatic downturn in the resort sector economic strength that followed the events of September 11th and a rapidly declining stock market.  These developments severely affected real estate sales of quartershare inventory in Utah and Colorado which further weakened Resort Properties’ financial health.  In March 2002, Resort Properties defaulted on the Real Estate Term Facility and opened re-negotiations with both the Construction Loan Facility lender, Textron Financial Corporation (Textron), and the Real Estate Term Facility lender, Fleet National Bank (Fleet).

•                  As of May 20, 2002, Resort Properties was in default under the Real Estate Term Facility with Fleet National Bank and certain other lenders due to its failure to make a mandatory payment of principal.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. We have successfully completed negotiations with Textron to restructure the Construction Loan Facility and have eliminated the defaults in that facility.  However, while negotiations continue with Fleet and the other lenders on a restructuring plan, those negotiations are not yet complete and may result in a significant change in ownership, control and future access to value creation from the assets held by Resort Properties.

Until May 20, 2002, Resort Properties had been able to obtain waivers or amendments to the Real Estate Term Facility whenever there were defaults.  However, given the combination of (1) extreme slow down in the resort sector economy and especially the slowdown in the real estate market, (2) the conservative lending environment, and (3) the negative terms of the Textron restructuring and the possible negative terms of the Fleet restructuring, management determined that a significant adverse change in the economic environment and in our business plans occurred in the fourth quarter of Fiscal 2002.  This adverse change affected the realizability of our long-lived assets and we recorded appropriate impairments as discussed in Note 13 to the consolidated financial statements.

Resort Operations:

The components of resort operations for the fiscal years ended July 28, 2002 and July 29, 2001 are as follows.  Both years reflect the operations of Heavenly as discontinued operations due to its sale in May 2002.

	Year Ended July 29, 2001	Year Ended July 28, 2002	Increase/(Decrease)
			Dollar	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$119.3	$104.4	$(14.9)	-12.5%
Food and beverage	39.7	35.6	(4.1)	-10.3%
Retail sales	29.8	25.1	(4.7)	-15.8%
Lodging and property	40.8	37.6	(3.2)	-7.8%
Skier development	22.4	20.1	(2.3)	-10.3%
Golf, summer activities and other	23.7	21.0	(2.7)	-11.4%
Total resort revenues	$275.7	$243.8	$(31.9)	-11.6%

Cost of resort operations	$187.7	$167.0	$(20.7)	-11.0%
Marketing, general and administrative	49.0	46.6	(2.4)	-4.9%
Merger, restructuring and asset impairment charges	71.3	47.9	(23.4)	-32.8%
Depreciation and amortization	35.2	28.9	(6.3)	-17.9%
Write-off of deferred financing costs	—	3.3	3.3	N/A
Interest expense	26.4	32.5	6.1	23.1%
Total resort expenses	$369.6	$326.2	$(43.4)	-11.7%

Loss from continuing resort operations	$(93.9)	$(82.4)	$11.5	-12.2%
Loss from resort operations, excluding merger, restructuring and asset impairment charges and write-off of deferred financing costs	$(22.6)	$(31.2)	$(8.6)	38.1%

Total Skier Visits (000’s)	4,430	3,756	(674)	-15.2%
Total resort revenue per skier visit	$62.2	$64.9	$2.7	4.3%

Reconciliation to EBITDA:
Loss from continuing resort operations	$(93.9)	$(82.4)	$11.5	-12.2%
Merger, restructuring and asset impairment charges	71.3	47.9	(23.4)	-32.8%
Depreciation and amortization	35.2	28.9	(6.3)	-17.9%
Write-off of deferred financing costs	—	3.3	3.3	N/A
Interest expense	26.4	32.5	6.1	23.1%
Resort EBITDA	$39.0	$30.2	$(8.8)	-22.6%

During the 2001-02 ski season, our eastern resorts experienced reduced snowfall and mild temperatures when compared to the prior season.  In addition, the events of September 11th and the continued softening of the resort sector economy further contributed to reduced skier visits from the previous year.  Skier visits for our eastern resorts in the 2001-02 ski season decreased 10.8% from approximately 2.8 million to 2.5 million.  The weakening resort sector economy, travel concerns following the events of September 11th, low early season snow fall and the temporary negative impact from the 2002 Winter Olympic Games at The Canyons negatively impacted demand at our western resorts, which are more heavily reliant on destination visits.  These negative factors were partially offset by continued growth of skier visits at The Canyons in the non-Olympic periods with overall western skier visits being down approximately 1.3% from the prior year.  Over our entire resort network, total skier visits were down 7.7% from the 2000-01 ski season, excluding the skier visits from Heavenly and Sugarbush.

Revenues for Fiscal 2002 were $243.8 million as compared to $275.7 million for Fiscal 2001, a decrease of $31.9 million, or 11.6%.  Sugarbush was sold on September 28, 2001 and its results of operations are included in our statements of operations through that date.  Excluding results from Sugarbush, revenues for Fiscal 2002 were $243.1 million as compared to $258.6 million in Fiscal 2001, a decrease of $15.5 million, or 6.0%.  Excluding Sugarbush, revenues from all of our ski-related lines of business were down between 5.1% and 10.4% over the prior year, with the exception of lodging revenues which were down 2.6%.  These decreases resulted from a 7.7% decrease in skier visits offset by a 1.9% increase in revenue per skier visit.  Lodging revenues did not decrease as significantly as we have continued to strengthen our non-ski season conference business and because of the further maturing of the Steamboat Grand and the two hotels at The Canyons.

Excluding merger, restructuring and asset impairment charges of $47.9 million and write-off of deferred financing costs of $3.3 million, our resort segment produced a $31.2 million operating loss in Fiscal 2002, compared to a $22.6 million operating loss in Fiscal 2001.  This $8.6 million increase in the operating loss resulted primarily from $2.6 million decrease in EBITDA from Sugarbush which was sold prior to the beginning of the ski season and a $6.3 million decrease in resort EBITDA as a result of reduced skier visit volumes.  This $6.3 million decrease in resort EBITDA from continuing operations results from the net effect of:

(i)                        $15.5 million decrease in resort revenues,

(ii)                     $8.9 million decrease in resort operating expenses, and

(iii)                  $0.3 million decrease in marketing, general and administrative expenses.

We believe that EBITDA is an important measure of our operating performance and is generally used by investors to evaluate companies in the resort industry.

We incurred merger, restructuring and asset impairment charges for Fiscal 2002 and Fiscal 2001 related to our resort operations.  The $47.9 million of merger, restructuring and asset impairment charges for Fiscal 2002 includes:

(i)                                     $25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, recorded in the second quarter of Fiscal 2002;

(ii)                                  $18.9 million impairment charge on land and the land options at The Canyons;

(iii)                               $1.4 million impairment charge on certain corporate and Sunday River fixed assets and an option to purchase undeveloped land at Sunday River;

(iv)                              $2.5 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring; and

(v)                                 $(0.3) million of gain to finalize the sale of the Sugarbush resort.

The $71.3 million of merger, restructuring and asset impairment charges for Fiscal 2001 related to our resort operations includes:

(i)                                     $50.0 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, recorded in the fourth quarter of Fiscal 2001;

(ii)                                  $14.0 million impairment of assets held for sale at Sugarbush resulting from the agreement to sell Sugarbush to Summit Ventures, Inc.;

(iii)                               $3.6 million of expenses incurred in connection with the terminated merger with Meristar Hotels and Resorts; and

(iv)                              $3.7 million in employee severance and restructuring charges.

                Recent Trends: Although our operating results from July 29, 2002 through January 26, 2003 were stronger than the comparable period of the prior year, we have experienced significant softening in skier visits, call volume and reservation activity in recent weeks which may be attributable to extreme cold weekend and holiday temperatures in the East, the soft economy, as well as concerns about the potential for war in the Middle East and terrorist activity in the United States. This recent trend has partially offset improvements in operating results through January 26, 2003. Furthermore, consumers continue to book their reservations more closely to the actual date of travel, making it difficult for us to forecast future performance.

Real Estate Operations:

The components of real estate operations are as follows:

	Year Ended July 29, 2001	Year Ended July 28, 2002	Increase/ (Decrease)
			Dollar	Percent
	(in millions)

Total real estate revenues	$96.9	$28.3	$(68.6)	-70.8%

Cost of real estate operations	93.5	30.1	(63.4)	-67.8%
Merger, restructuring and asset impairment charges	4.7	63.7	59.0	1,255.3%
Depreciation and amortization	2.8	1.9	(0.9)	-32.1%
Interest expense	27.0	17.7	(9.3)	-34.4%
Total real estate expenses	128.0	113.4	(14.6)	-11.4%
Loss from real estate operations	$(31.1)	$(85.1)	$(54.0)	173.6%

Reconciliation to EBITDA:
Loss from real estate operations	$(31.1)	$(85.1)	$(54.0)	173.6%
Merger, restructuring and asset impairment charges	4.7	63.7	59.0	1,255.3%
Depreciation and amortization	2.8	1.9	(0.9)	-32.1%
Interest expense	27.0	17.7	(9.3)	-34.4%
Real estate EBITDA	$3.4	$(1.8)	$(5.2)	-152.9%

Real estate revenues decreased by $68.6 million in Fiscal 2002, compared to Fiscal 2001, from $96.9 million to $28.3 million.  Real estate revenues by project (in millions) are as follows:

	Year ended July 29, 2001	Year ended July 28, 2002	Increase/ (Decrease)
Steamboat Grand	$37.5	$7.1	$(30.4)
The Canyons Grand Summit	21.7	8.5	(13.2)
Sundial Lodge	1.7	—	(1.7)
Eastern properties	12.5	7.9	(4.6)
Land sales	22.2	3.8	(18.4)
Other revenues	1.3	1.0	(0.3)
Total	$96.9	$28.3	$(68.6)

Steamboat Grand:  During Fiscal 2001, we began closing on the sale of quartershare units in the new Steamboat Grand, adjacent to Steamboat in Colorado.  We realized $37.5 million in revenues from closings of units for Fiscal 2001, much of which was the result of pre-sale activities during the construction and development period.  During the fourth quarter of Fiscal 2001, disputes with the general contractor resulted in mechanics liens being placed on the Steamboat Grand, which caused a temporary halt in unit closings beginning in early May 2001.  We were able to negotiate a settlement with the general contractor that became effective in Fiscal 2002.  During Fiscal

2002, we resumed selling the quartershare units and realized $7.1 million in revenues from closings of units.  As of the end of Fiscal 2002, the Steamboat Grand was approximately 50% sold.

The Canyons:  Both the Sundial Lodge and the Grand Summit Hotel at The Canyons in Park City, Utah were completed during Fiscal 2000.  During Fiscal 2001 and 2002, we realized $21.7 million and $8.5 million, respectively, in ongoing sales of quartershare units at The Canyons Grand Summit Hotel, and $1.7 million and none, respectively, from remaining units at the Sundial Lodge.  These decreases relate to the resort sector economic downturn during Fiscal 2002, the events of September 11th and the stage of completion of these facilities.  As of the end of Fiscal 2002, the Sundial Lodge was 100% sold and the Grand Summit Hotel at The Canyons was approximately 74% sold.

Eastern Properties:  Revenues from sales at our eastern properties in Fiscal 2002 were down $4.6 million from Fiscal 2001 as our projects at Killington and Sunday River were nearly completely sold as of the end of Fiscal 2001.  As of July 28, 2002, only one non-standard unit was remaining at the Jordan Grand, with that unit being sold in September 2002.  The Mount Snow, Attitash Bear Peak and Killington Grand Summit Hotels were also completely sold as of July 28, 2002 with $7.9 million in revenue being realized from Eastern unit sales in Fiscal 2002.

Land Sales: During Fiscal 2002, land sales decreased by $18.4 million due to the depressed market for development land.  During Fiscal 2002, land sales were limited to the sale of the Heavenly base parcel in conjunction with the sale of the resort for $2.4 million, land at the Sugarloaf resort for $1.0 million and various smaller sales.

During Fiscal 2001, we realized revenue from the sale of three separate development parcels, as follows:

(i)                                 In August 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc. for $8.5 million;

(ii)                              In May 2001 we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to our Heavenly resort in South Lake Tahoe, CA, to Marriott Vacation Club International for $11.2 million (excluding future participation revenues we anticipate receiving in Fiscal 2003).  Marriott has commenced construction on this hotel and expects it to open during the 2002-03 ski season; and

(iii)                           In July 2001, we sold a development parcel at Central Park Plaza in the vicinity of our Steamboat ski resort for $2.5 million.

Our real estate segment generated a loss before income taxes of $85.1 million in Fiscal 2002, compared to a loss before income taxes of $31.1 million in Fiscal 2001.  This $54.0 million increase in loss before income taxes results from the net effect of the following:

(i)                                 $5.2 million decrease in real estate EBITDA,

(ii)                              $59.0 million increase in restructuring and asset impairment charges

(iii)                           $9.3 million decrease in real estate interest expense, and

(iv)                          $0.9 million decrease in real estate depreciation.

We incurred restructuring and asset impairment charges for Fiscal 2002 and Fiscal 2001 related to our real estate segment.  The $63.7 million of restructuring and asset impairment charges during Fiscal 2002 related to our real estate segment is comprised of:

(i)                                 $38.7 million impairment charge to record the estimated fair value of the remaining quartershare inventory at Steamboat and The Canyons;

(ii)                              $24.8 million impairment charges on master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf, Sunday River and Steamboat;

(iii)                           $0.2 million of legal, consulting and financing restructuring costs.

The $4.7 million of restructuring and asset impairment charges during Fiscal 2001 related to our real estate segment is comprised of:

(i)                                 $2.0 million of asset impairment charges related to undeveloped land at Steamboat ;

(ii)                              $1.3 million impairment charge related to the remaining units at the Attitash Grand Summit Hotel project;

(iii)                           $1.1 million write-off of remaining capitalized costs in connection with development of a Grand Summit Hotel at Sugarbush as a result of the sale of that resort; and

(iv)                          $0.3 million in restructuring charges.

Real estate EBITDA, exclusive of restructuring and impairment charges, for Fiscal 2002 and Fiscal 2001 (in millions) is detailed below.  We believe that EBITDA is an important measure of our operating performance and is generally used by investors to evaluate companies in the resort industry.

Project	Year ended July 29, 2001	Year ended July 28, 2002	Increase/ (Decrease)
The Canyons Grand Summit	$3.7	$0.7	$(3.0)
Sundial Lodge	0.2	—	(0.2)
Steamboat Grand	(0.9)	—	0.9
Eastern properties	0.6	(0.5)	(1.1)
Land sales	5.5	1.2	(4.3)
General, administration and other	(5.7)	(3.2)	2.5
Total	$3.4	$(1.8)	$(5.2)

Steamboat Grand:  Disruptions related to the potential sale of the Steamboat resort, the resort sector economic downturn during Fiscal 2002, and concerns over our financial health contributed to the negative EBITDA generated by this project.

The Canyons Grand Summit Hotel:  The $3.0 million reduction in EBITDA from quartershare closings at The Canyons Grand Summit Hotel in Fiscal 2002 is mainly due to the $13.2 million reduction in sales revenues compared to Fiscal 2001 as a result of the resort sector economic downturn during Fiscal 2002, a change in visitor demographics during the 2002 Winter Olympic Games, and concerns over our financial health.  Our EBITDA margin on sales decreased in Fiscal 2002 to 7.8%, from 17% in Fiscal 2001, mainly due to an decrease in sales.

Eastern Properties:  The $1.1 million decrease in EBITDA at our eastern properties was consistent with management’s expectations and was mainly due to the decrease in sales revenue in Fiscal 2002, as both the Jordan Grand Summit Hotel and Killington Grand Summit Hotel projects have essentially reached total sell-out as of the end of Fiscal 2001.  The Mount Snow Grand Summit Hotel had limited remaining inventory as of the end of Fiscal 2001 and we sold the remaining Attitash Bear Peak Grand Summit Hotel inventory at heavily discounted prices in order to accelerate the sell-out of that project as planned.

Land Sales: The land sales that occurred during Fiscal 2002 were the sale of the Heavenly base parcel in conjunction with the sale of the resort for $2.4 million, the sale of land at the Sugarloaf resort for $1.0 million, and various smaller sales.  In Fiscal 2001, we recognized a $7.3 million gain from the August 2000 sale of certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts.  This gain was partially offset by EBITDA losses of $1.0 million from the sale of the Heavenly Grand Summit Hotel site and $0.8 million from the sale of a development parcel at Steamboat.  The $0.9 million loss from the Heavenly Grand Summit Hotel site does not take into account approximately $4.8 million in participation revenues that we may receive in Fiscal 2003 when Marriott Ownership Resorts begins selling completed units.

The $9.3 million decrease in real estate interest expense was primarily due to a reduction in the amount of debt outstanding during Fiscal 2002 when compared to Fiscal 2001.  Also, during Fiscal 2001, we capitalized $2.1 million of interest costs related to the final stages of construction at the Steamboat Grand compared to capitalizing $0 in Fiscal 2002.

Recent Trends:  Over the past several months, we have seen a reduction in sales volume and sales leads at our Grand Summit properties at Steamboat and The Canyons.  These reduced sales volumes are below management’s anticipated levels for this period.  We believe that this is primarily the result of continuing disruptions related to our real estate restructuring efforts, which have impacted real estate sales interest at both resorts, as well as weakening economic conditions and difficulty of potential buyers obtaining end-loan financing for fractional real estate purchases.  We remain cautiously optimistic about our ability to sell an increased number of units at Steamboat and The Canyons this ski season as we have completed the Textron restructuring and are progressing on a potential restructuring of the Real Estate Term Facility.  We are monitoring developing economic conditions and implementing new and re-energized sales and marketing programs to take advantage of strong early season reservations at these two resorts.

Benefit from income taxes.  The benefit from income taxes was $0 in Fiscal 2001 and Fiscal 2002.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Cumulative effect of a change in accounting principle.  During Fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 applies to goodwill and intangible assts acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying Fiscal 2002 consolidated statement of operations.

Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.  The dividends on mandatorily redeemable preferred stock increased $9.4 million, from $23.4 million for Fiscal 2001 to $32.8 million for Fiscal 2002.  This increase is primarily attributable to the recapitalization that occurred during August 2001.  The compounding effect of accruing dividends on the value of the preferred shares contributed to the increase.  On August 31, 2001, the Series B Preferred Stock was stripped of all of its rights and preferences with the exception of the right to elect up to six directors in exchange for, among other things, two new series of Preferred Stock:  (i) $40 million face value of Series C-1 Preferred Stock, accruing dividends at the rate of 12% per annum; and (ii) $139.5 million face value of Series C-2 Preferred Stock accruing dividends at the rate of 15% per annum.

Fiscal Year Ended July 29, 2001 (Fiscal 2001)

Versus Fiscal Year Ended July 30, 2000 (Fiscal 2000)

Resort Operations:

The components of resort operations for the fiscal years ended July 29, 2001 and July 30, 2000 are as follows.  Both years reflect the operations of Heavenly as discontinued due to its sale in May 2002.

	Year Ended July 30, 2000	Year Ended July 29, 2001	Increase/ (Decrease)
			Dollar	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift Tickets	$105.1	$119.3	$14.2	13.5%
Food and beverage	34.6	39.7	5.1	14.7%
Retail sales	26.0	29.8	3.8	14.6%
Lodging and property	31.9	40.8	8.9	27.9%
Skier development	19.7	22.4	2.7	13.7%
Golf, summer activities and other	22.9	23.7	0.8	3.5%
Total resort revenues	240.2	275.7	35.5	14.8%

Cost of resort operations	$170.1	$187.7	$17.6	10.3%
Marketing, general and administrative	46.9	49.0	2.1	4.5%
Merger, restructuring and asset impairment charges	—	71.3	71.3	N/A
Depreciation and amortization	37.3	35.2	(2.1)	-5.6%
Write-off of deferred financing costs	1.0	—	(1.0)	N/A
Interest expense	24.3	26.4	2.1	8.6%
Total resort expenses	279.6	369.6	90.0	32.2%

Loss from continuing resort operations	$(39.4)	$(93.9)	$(54.5)	138.3%
Loss from resort operations, excluding merger, restructuring and asset impairment charges and write-off of deferred financing costs	$(38.4)	$(22.6)	$15.8	-41.1%

Total Skier Visits (000’s)	4,109	4,430	321	7.8%
Total resort revenue per skier visit	$58.5	$62.2	$3.7	6.3%

Reconciliation to EBITDA:
Loss from continuing resort operations	$(39.4)	$(93.9)	$(54.5)	138.3%
Merger, restructuring and asset impairment charges	—	71.3	71.3	N/A
Depreciation and amortization	37.3	35.2	(2.1)	-5.6%
Write-off of deferred financing costs	1.0	—	(1.0)	N/A
Interest expense	24.3	26.4	2.1	8.6%
Resort EBITDA	$23.2	$39.0	$15.8	68.1%

The 2000-2001 ski season saw a return to more normal levels of snowfall in the eastern United States, compared to the well below normal amounts in the prior two seasons.  However, natural snowfall totals in the west this season were below normal levels.  As a result of the good ski conditions, natural snow in key market areas, and generally good weather, and not withstanding a softening economy, our eastern resorts performed substantially better than last year as skier visits increased 10% over the 1999-2000 season.  The weakening economy and its direct effect on destination vacations seriously impacted demand at our western resorts, which are more heavily reliant on destination visits.  The lack of natural snowfall in the west this season also had a negative impact on our western resorts.  The continued expansion of The Canyons in Park City, Utah helped to negate some of the negative trends in the west, as total skier visits were down only 1% at our western resorts despite the softening economy and the lack of snowfall.  Over our entire resort network, total skier visits were up 7.8% over the 1999-2000 ski season.

Revenues from all of our ski-related lines of business were up between 13.5% and 14.7% over the prior year, with the exception of lodging revenues which were up 27.9%.  These increases resulted from the combination of a 7.8% increase in skier visits and also a 6.5% increase in revenue per skier visit, which means that not only did we attract more people to our resorts this year, but these visitors also spent more money while they were there.  The large increase in lodging services revenues was mainly generated from the new Steamboat Grand, which opened in Fiscal 2001, and a full season of operation of the two hotels at The Canyons, which opened in the middle of the prior fiscal year.  Together, these hotels generated a combined $6.7 million increase in lodging revenues over the prior year.  Profitability at the new Steamboat Grand was hampered, however, by its late opening and normal pre-opening expenses.

Excluding merger, restructuring and asset impairment charges of $71.3 million in Fiscal 2001, our resort segment produced a $22.6 million operating loss in Fiscal 2001, compared to a $38.4 million operating loss in Fiscal 2000 which excludes write-off of deferred financing costs of $1.0 million.  This $15.8 million decrease in the operating loss resulted primarily from a $15.8 million increase in resort EBITDA, exclusive of the merger, restructuring and asset impairment charges.  This increase in resort EBITDA resulted from the net effect of:

(i)                        $35.5 million increase in resort revenues,

(ii)                     $17.6 million increase in resort operating expenses, and

(iii)                  $2.1 million increase in marketing, general and administrative expenses.

This $15.8 million increase in resort EBITDA in Fiscal 2001 is a function of both the increased revenues from skier visits described above and a higher EBITDA margin on those revenues (14.1% in Fiscal 2001 vs.  9.7% in Fiscal 2000).  We believe that EBITDA is an important measure of our operating performance and is generally used by investors to evaluate companies in the resort industry.

The $71.3 million of merger, restructuring and asset impairment charges in Fiscal 2001 related to our resort operations includes:

(i)                                     $50.0 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat;

(ii)                                  $14.0 million impairment charge related to assets at Sugarbush resulting from the agreement to sell Sugarbush to Summit Ventures, Inc.;

(iii)                               $3.6 million of expenses incurred in connection with the terminated merger with Meristar Hotels and Resorts; and

(iv)                              $3.7 million in employee severance and restructuring charges.

Real Estate Operations:

The components of real estate operations are as follows:

	Year Ended July 30, 2000	Year Ended July 29, 2001	Increase/ (Decrease)
			Dollar	Percent
	(in millions)

Total real estate revenues	$132.1	$96.9	$(35.2)	-26.6%

Cost of real estate operations	$123.9	$93.5	$(30.4)	-24.5%
Merger, restructuring and asset impairment charges	—	4.7	4.7	N/A
Depreciation and amortization	1.2	2.8	1.6	133.3%
Interest expense	11.5	27.0	15.5	134.8%
Total real estate expenses	136.6	128.0	(8.6)	-6.3%
Loss from real estate operations	$(4.5)	$(31.1)	$(26.6)	591.1%

Reconciliation to EBITDA:
Loss from real estate operations	$(4.5)	$(31.1)	$(26.6)	591.1%
Merger, restructuring and asset impairment charges	—	4.7	4.7	N/A
Depreciation and amortization	1.2	2.8	1.6	133.3%
Interest expense	11.5	27.0	15.5	134.8%
Real estate EBITDA	$8.2	$3.4	$(4.8)	-58.5%

Real estate revenues decreased by $35.2 million in Fiscal 2001, compared to Fiscal 2000, from $132.1 million to $96.9 million.  Real estate revenues by project (in millions) are as follows:

	Year ended July 30, 2000	Year ended July 29, 2001	Increase/ (Decrease)
Steamboat Grand	$—	$37.5	$37.5
The Canyons Grand Summit	59.4	21.7	(37.7)
Sundial Lodge	41.0	1.7	(39.3)
Eastern properties	20.9	12.5	(8.4)
Land sales	9.3	22.2	12.9
Other revenues	1.5	1.3	(0.2)
Total	$132.1	$96.9	$(35.2)

Steamboat Grand:  During Fiscal 2001, we began closing on the sale of quartershare units in the new Steamboat Grand, adjacent to Steamboat in Colorado.  We realized $37.5 million in revenues from closings of units for the year, much of which was generated in pre-sale contracts during the construction and development period.  During the fourth quarter of Fiscal 2001, disputes with the general contractor resulted in mechanics liens being placed on the Steamboat Grand, which caused a temporary halt in unit closings beginning in early May 2001.  We negotiated a settlement with the general contractor that became effective during Fiscal 2002.  This settlement allowed us to complete construction on the remaining units of the hotel, including several luxury penthouse units.  The settlement also led to the removal of all mechanics liens against the project.

The Canyons:  Both the Sundial Lodge and the Grand Summit Hotel at The Canyons in Park City, Utah were completed during Fiscal 2000.  We realized a combined $100.4 million in revenues from unit closings at these two projects that year, which was mainly due to the high level of pre-sales each project experienced.  During Fiscal 2001, we realized $21.7 million in ongoing sales of quartershare units at The Canyons Grand Summit Hotel, and $1.7 million from remaining units at the Sundial Lodge.  As of the end of Fiscal 2001, the Sundial Lodge was 99% sold and the Grand Summit Hotel at The Canyons was 70% sold.

Eastern Properties:  Revenues from sales at our eastern properties in Fiscal 2001 were down $8.4 million from Fiscal 2000 as our Grand Summit projects at Killington and Sunday River approached sell-out.  Both the Jordan Grand and Killington projects were virtually sold-out, with only a minor amount of non-standard units remaining.  The Mount Snow Grand Summit project continued to sell as we realized $6.1 million in revenue from unit sales in Fiscal 2001.  As of July 29, 2001, 90% of the units at the Mount Snow Grand Summit have been sold.  The Grand Summit at Attitash Bear Peak has realized slower absorption in the market and 40% of the units remained unsold as of the end of Fiscal 2001.  In addition to revenues from Grand Summit Hotel quartershare sales, we recognized $2.5 million of revenue in Fiscal 2001 from closings of the fully sold Locke Mountain Townhouse project at Sunday River.

Land Sales:  During Fiscal 2001, we realized revenue from the sale of three separate development parcels, as follows:

(i)                                 In August 2000, we sold our option rights to certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts, Inc. for $8.5 million;

(ii)                              In May 2001, we sold our 85% ownership interest in Heavenly Resort Properties, LLC, the entity that controls the development rights for the Heavenly Grand Summit quartershare hotel adjacent to the Heavenly resort in South Lake Tahoe, CA, to Marriott Vacation Club International for $11.2 million (excluding future participation revenues); and

(iii)                           In July 2001, we sold a development parcel at Central Park Plaza in the vicinity of our Steamboat resort for $2.5 million.

Our real estate segment generated a loss before income taxes of $31.1 million in Fiscal 2001, compared to a loss before income taxes of $4.5 million in Fiscal 2000.  This $26.6 million increase in the loss before income taxes primarily results from the net effect of the following:

(i)                                 $4.8 million decrease in real estate EBITDA,

(ii)                              $4.7 million increase in restructuring and asset impairment charges,

(iii)                           $15.5 million increase in real estate interest expense, and

(iv)                          $1.6 million increase in real estate depreciation.

Real estate EBITDA, exclusive of restructuring and impairment charges, for Fiscal 2001 and Fiscal 2000 (in millions) is detailed below.  We believe that EBITDA is an important measure of our operating performance and is generally used by investors to evaluate companies in the resort industry:

Project	Year ended July 30, 2000	Year ended July 29, 2001	Increase/ (Decrease)
The Canyons Grand Summit	$12.7	$3.7	$(9.0)
Sundial Lodge	(0.8)	0.2	1.0
Steamboat Grand	—	(0.9)	(0.9)
Eastern properties	3.3	0.6	(2.7)
Land sales	(0.6)	5.5	6.1
General, administrative and other	(6.4)	(5.7)	0.7
Total	$8.2	$3.4	$(4.8)

Steamboat Grand:  Construction cost overruns and the temporary halt in closings during the summer months both contributed to the negative EBITDA generated by this project in Fiscal 2001.

The Canyons Grand Summit:  The $9.0 million reduction in EBITDA from quartershare closings at The Canyons Grand Summit is mainly due to the $37.7 million reduction in sales revenues compared to Fiscal 2000 when the hotel opened and we closed on a substantial amount of pre-sold contracts.  Our EBITDA margin on sales decreased slightly in Fiscal 2001 to 17%, from 21% in Fiscal 2000, mainly due to an increase in sales and marketing costs related to this project in Fiscal 2001.

Eastern Properties:  The $2.7 million decrease in EBITDA at our eastern properties was mainly due to the decrease in sales revenue in Fiscal 2001, as both the Jordan Grand and Killington projects have essentially reached total sell-out.

Land Sales:  In Fiscal 2001, we recognized a $7.3 million gain from the August 2000 sale of certain real estate in the South Lake Tahoe Redevelopment District to Marriott Ownership Resorts.  This gain was partially offset by EBITDA losses of $0.9 million from the sale of the Heavenly Grand Summit Hotel site and $0.8 million from the sale of a development parcel at Steamboat.  The $0.9 million loss from the Heavenly Grand Summit Hotel site does not take into account approximately $4.8 million in participation revenues that we may receive in Fiscal 2003 when Marriott Ownership Resorts begins selling completed units.

In Fiscal 2001, we incurred $4.7 million of restructuring and asset impairment charges related to our real estate segment, which are comprised of:

(i)                                 $2.0 million of asset impairment charges related to undeveloped land at Steamboat ;

(ii)                              $1.3 million of impairment charges on the remaining units at the Attitash Grand Summit Hotel project;

(iii)                           $1.1 million write-off of capitalized costs in connection with development of a Grand Summit Hotel at Sugarbush as a result of the sale of that resort; and

(iv)                          $0.3 million in restructuring charges.

The $15.5 million increase in real estate interest expense was primarily due to a $13.2 million reduction in the amount of interest capitalized to construction projects in Fiscal 2001.  During Fiscal 2000, we capitalized $15.3 million of interest costs as we were still completing construction on our two hotels at The Canyons and one at

Steamboat.  In Fiscal 2001, we only capitalized $2.1 million of interest costs related to the final stages of construction on the Steamboat Grand.

Benefit from income taxes.  The benefit from income taxes decreased from $10.2 million in Fiscal 2000 to $0 in Fiscal 2001.  We believe it is more likely than not that we will not realize income tax benefits from net operating losses in the foreseeable future.

Cumulative effect of a change in accounting principle.  The cumulative effect of a change in accounting principle of $2.5 million (net of $1.5 million tax provision) in Fiscal 2001 resulted from recording the fair value of non-hedging derivatives in the accompanying balance sheet in connection with our initial adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an Amendment of FASB Statement No. 133 and SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133 (collectively, SFAS No. 133 as amended).

The cumulative effect of a change in accounting principle of $0.7 million (net of $0.4 million tax benefit) in Fiscal 2000 resulted from the write-off of certain capitalized start-up costs relating to our hotel and retail operations and the opening of The Canyons resort in Fiscal 1998.  The accounting change was due to our adoption of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”.  SOP 98-5 requires the expensing of all start-up costs as incurred, rather than capitalizing and subsequently amortizing such costs.  Initial adoption of this SOP was reported as a cumulative effective of a change in accounting principle.  Current start-up costs are being expensed as incurred and are reflected in their appropriate expense classifications.

Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.  These amounts increased $2.4 million, from $21.0 million for Fiscal 2000 to $23.4 million for Fiscal 2001.  This increase is primarily attributable to the compounding effect of accruing dividends on 150,000 shares of the Series B Preferred Stock issued to Oak Hill in the first quarter of Fiscal 2000.  On August 31, 2001, the Series B Preferred Stock was stripped of all of its rights and preferences with the exception of the right to elect up to six directors in exchange for, among other things, two new series of Preferred Stock:  (i) $40 million face value of Series C-1 Preferred Stock, accruing dividends at the rate of 12% per annum; and (ii) $139.5 million face value of Series C-2 Preferred Stock accruing dividends at the rate of 15% per annum.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We adopted SFAS No. 143 in the first quarter of Fiscal 2003.  The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted.  We adopted SFAS No. 144 effective July 30, 2001 (Fiscal 2002).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-fund Requirements” which required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  Under SFAS No. 145, such items would be classified as an extraordinary item only if they meet the criteria in APB Opinion No. 30.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, but may be early adopted as of the beginning of the fiscal year.  We adopted SFAS No. 145 effective July 30, 2001 (Fiscal 2002).  The adoption of this pronouncement resulted in the classification of $1.0 million and $3.3 million in losses related to the extinguishment of debt in write-down of deferred financing costs during Fiscal 2000 and Fiscal 2002, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material effect on our results of operations or financial position.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments do not subject us to material market risk exposures, except for risks related to interest rate fluctuations.  As of July 28, 2002, we had $112.0 million in floating interest rate long-term debt outstanding, including current portion.  As of July 28, 2002, we did not have any interest rate swap agreements in place which swapped variable interest rate borrowings to fixed interest rate borrowings.  All of our floating interest rate debt was indexed to our various lenders’ prime lending rate as of July 28, 2002.

The following sensitivity analysis presents the proforma impact on Fiscal 2002 annual interest expense resulting from a hypothetical 100 basis point increase in the U.S.  Prime lending rate on each of our floating interest rate debt instruments (in thousands).

Variable Rate Debt (principal only)	Balance Outstanding as of July 28, 2002	Average Balance Outstanding in FY 2002	Hypothetical Change in Rate Index	Effect on Interest Expense

Resort Senior Credit Facility	$58,657	$107,803	1.0%	$1,078
Real Estate Term Facility, Tranche A	16,800	20,080	1.0%	201
Resort Properties Textron facility	36,555	43,893	1.0%	439
Total variable rate debt	$112,012	$171,776	1.0%	$1,718

We believe that the hypothetical effects of a 100-basis point increase in the floating interest rates associated with our debt instruments would not be significant to our results of operations and cash flows.

We also entered into a series of non-cancelable interest rate swap agreements in connection with our 12% Senior Subordinated Notes, which were intended to defer a portion of the cash interest payments on the Senior Subordinated Notes into later years.  The following table illustrates the key factors of each of these agreements:

	February 9, 1998 - July 15, 2001			July 16, 2001 - July 15, 2006
	Notional Amount	Company Pays	Company Receives	Notional Amount	Company Pays	Company Receives

Agreement 1	$120,000,000	9.01%	6-month LIBOR	$127,500,000	9.01%	6-month LIBOR

Agreement 2	$120,000,000	6-month LIBOR	12.00%	$127,500,000	6-month LIBOR	7.40%

As a result of entering into this interest rate swap arrangement, we had fixed the cash-pay rate on the Senior Subordinated Notes until their maturity in July 2006.  From the period February 9, 1998 through July 15, 2001, this swap arrangement resulted in a net cash receipt to us of $1.8 million per settlement, corresponding with our interest payments on the Senior Subordinated Notes each January 15th and July 15th.  Beginning with the January 15, 2002 payment date, we were in a net payment position under this swap arrangement of $1.0 million per settlement, due on January 15th and July 15th of each year through the maturity of the Senior Subordinated Notes in July 2006.  These agreements were non-hedging swaps which are carried at their fair market value, with fluctuations recorded through interest expense, in accordance with SFAS No. 133.  We do not enter into derivative transactions for speculative or trading purposes.  See Note 2 – “Summary of Significant Accounting Policies” in the consolidated financial statements.  In connection with the refinancing of our Resort Senior Credit Facility on February 18, 2003, we terminated these interest rate swap agreements with no significant gain or loss being incurred.

Item 8

Financial Statements and Supplementary Data

Selected Quarterly Operating Results

The following table presents certain unaudited quarterly financial information for the eight quarters ended July 28, 2002.  In the opinion of our management, this information has been prepared on the same basis as the annual consolidated financial statements (See Item 14 – Exhibits, Financial Statement Schedules and Reports on Form 8-K) appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein.  Results of operations for any quarters are not necessarily indicative of results that may be achieved for any future period.  This information has been restated for the reclassification of Heavenly to discontinued operations.  Also provided is a reconciliation to previously reported amounts for the first, second and fourth quarters.  Third quarter information has been previously restated in our quarterly filings (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 28, 2002:
Net revenues as previously reported	$23,108	$121,154	$131,641	$20,296
Reclassification for discontinued operations	(2,995)	(21,088)	—	—
Net revenues	$20,113	$100,066	$131,641	$20,296

Income (loss) from operations as previously reported	$(25,447)	$(21,982)	$35,733	$(105,550)
Reclassification for discontinued operations	2,680	(2,868)	—	—
Income (loss) from operations	$(22,767)	$(24,850)	$35,733	$(105,550)

Income (loss) before cumulative effect of change in accounting principle as previously reported	$(39,205)	$(35,380)	$34,572	$(115,108)
Amortization of Heavenly gondola guaranty	—	(53)	(87)	—
Income (loss) before cumulative effect of change in accounting principle	$(39,205)	$(35,433)	$34,485	$(115,108)

Income (loss) from discontinued operations as previously reported	$—	$—	$9,940	$2,668
Reclassification for discontinued operations	(2,727)	2,523	—	—
Amortization of Heavenly gondola guaranty	—	—	(87)	—
Income (loss) before cumulative effect of change in accounting principle	$(2,727)	$2,523	$9,853	$2,668

Net income (loss) available to common shareholders as previously reported	$(65,451)	$(43,499)	$26,414	$(123,642)
Amortization of Heavenly gondola guaranty	—	(53)	(87)	—
Accretion on preferred stock	(98)	(147)	(147)	—
Net income (loss) available to common shareholders	$(65,549)	$(43,699)	$26,180	$(123,642)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.82	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.82	$(3.90)
Weighted average common shares outstanding	31,344	31,718	31,718	31,719

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.39	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.39	$(3.90)
Weighted average common shares outstanding	31,344	31,718	65,347	31,719

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 29, 2001:
Net revenues as previously reported	$48,128	$156,264	$179,574	$41,603
Reclassification for discontinued operations	(2,385)	(20,401)	(27,674)	(2,559)
Net revenues	$45,743	$135,863	$151,900	$39,044

Income (loss) from operations as previously reported	$(20,238)	$7,935	$39,529	$(95,135)
Reclassification for discontinued operations	2,734	(726)	(8,462)	2,709
Income (loss) from operations	$(17,504)	$7,209	$31,067	$(92,426)

Income (loss) before cumulative effect of change in accounting principle	$(20,999)	$(4,600)	$13,025	$(108,150)
Income (loss) from discontinued operations	(2,013)	454	8,593	(2,732)
Net income (loss) available to common shareholders	(24,176)	(10,405)	7,236	(114,227)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(0.79)	$(0.34)	$0.24	$(3.73)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(0.87)	$(0.34)	$0.24	$(3.73)
Weighted average common shares outstanding	30,469	30,470	30,509	30,653

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(0.79)	$(0.34)	$0.24	$(3.73)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(0.87)	$(0.34)	$0.24	$(3.73)
Weighted average common shares outstanding	30,469	30,470	30,509	30,653

During the fourth quarter of Fiscal 2002, we made certain adjustments to our accounting associated with the recapitalization as discussed in Note 12 to the consolidated financial statements.  Accordingly, we have adjusted certain previously reported amounts for the first, second, and third quarters of Fiscal 2002.

Item 9

Changes in and Disagreements on Accounting and Financial Disclosure

On July 2, 2002, we dismissed our independent auditor, Arthur Andersen LLP (“Arthur Andersen”), and appointed KPMG LLP as our new independent auditor, effective immediately.  These actions were approved by our Board of Directors upon the recommendation of our Audit Committee.

During the two most recent fiscal years ended July 30, 2000 and July 29, 2001, and the subsequent interim period through the date of Arthur Andersen’s dismissal, there was no disagreement between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in its reports, and there occurred no reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Arthur Andersen on our consolidated financial statements for the fiscal years ended July 30, 2000 and July 29, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

We provided Arthur Andersen with a copy of the foregoing statements in conjunction with our report on Form 8-K for the report date of July 2, 2002.  A copy of Arthur Andersen’s letter, indicating its concurrence with the disclosures in this, the first, the second and the third paragraphs of this Item, is attached as Exhibit 16.1 to the Form 8-K for the report date of July 2, 2002.

During the two most recent fiscal years ended July 30, 2000 and July 29, 2001, and the subsequent interim period through the date of KPMG LLP’s appointment as our independent auditor, we did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10

Directors and Executive Officers of the Registrant

The following is biographical information for the members of our Board of Directors as of January 26, 2003.  A chairperson of our Board of Directors has not been designated.

Bradford E. Bernstein. Director. 35.  Mr. Bernstein has been a director since his election on August 5, 1999.  From 1999 to present, Mr.  Bernstein has been a Partner at Oak Hill Capital Management, Inc., the manager of Oak Hill Capital Partners, L.P..  From 1992 to 1999, Mr. Bernstein served as a Managing Director at Oak Hill Partners, Inc.  He has served or currently serves on the board of directors of several private companies.

Robert J. Branson.  Director. 54.  Mr. Branson has been a director since his election on December 12, 2000.  Mr. Branson is affiliated with RMB Realty, Inc., an entity related to Oak Hill Capital Management, Inc., in which capacity he has served since 1989.  Mr. Branson is a member of the board of directors of Travel Centers of America and several private companies.

J. Taylor Crandall.  Director.  48.  Mr. Crandall has been a director since his election on August 5, 1999.  Mr. Crandall has served as Vice President and Chief Financial Officer of Keystone, Inc., the principal investment vehicle of Robert M.  Bass of Fort Worth, Texas since October 1996, and as Chief Operating Officer since August 1998.  He has also served as President, Director and sole stockholder of Acadia MGP, Inc.  (managing general partner of Acadia Investment Partners, L.P., the sole general partner of Acadia Partners, L.P.  (an investment partnership)) since 1992.  Mr. Crandall also serves as a director of U.S.  Oncology, Broadwing, Inc., Sunterra, Inc.  and Washington Mutual Inc.  He also serves on the Board of Advisors of Oak Hill Capital Partners and Oak Hill Strategic Partners, L.P., both of which he helped found; on the Investment Committees of Insurance Partners, L.P.  and Brazos Fund, L.P., and on the Advisory Committees of Boston Ventures Limited Partnership V and B-K Capital Partners, L.P.

Gordon M. Gillies.  Director.  58.  Mr. Gillies has been a director since his election on February 9, 1998.  From 1991 to present, Mr. Gillies has served as a member of the faculty of Hebron Academy, a private boarding-day secondary school in Maine.  Prior to 1991, Mr. Gillies was a practicing attorney in the State of Maine.

Steven B. Gruber.  Director.  45.  Mr. Gruber has been a director since his election on August 5, 1999.  From February 1999 to present, Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc., the manager of Oak Hill Capital Partners, L.P.  From March 1992 to present he has been a Managing Director of Oak Hill Partners, Inc.  From February 1994 to present, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment advisor to Insurance Partners, L.P.  From October 1992 to present, he has been a Vice President of Keystone, Inc.  Mr. Gruber is also a director of several private companies related to Keystone, Inc., and Oak Hill Partners, Inc.

David B. Hawkes.  Director.  58.  Mr. Hawkes has been a director since his election on December 8, 1998.  He is owner and consultant with Triplehawk, Inc., a management consulting firm based in Falmouth, Maine.  Before founding Triplehawk in 2001, Mr. Hawkes was co-owner and consultant with Cloudhawk Management Consultants, L.L.C., a management consulting firm based in Portland, Maine, from 1993 to 2001.  Before founding Cloudhawk in 1993, Mr. Hawkes served as a partner with KPMG Peat Marwick from 1974 to 1993, part of that time in charge of the firm’s Portland, Maine tax practice.  Mr. Hawkes also serves as a member of the board of directors of several private companies.

Alexandra C. Hess. Director.  33.  Ms. Hess has been a director since her election to the Board on December 12, 2000.  From July 1999 to the present, Ms. Hess has been employed by Oak Hill Capital Management, Inc., most recently as a vice president.  From September 1996 through June 1999, Ms. Hess was employed in the New York office of Mitchell Madison Group, a strategic consulting firm.

William S. Janes.  Director.  49.  Mr. Janes has been a director since his election on August 5, 1999.  Mr. Janes is the President of RMB Realty, Inc., and oversees the real estate investments of Keystone, Inc., and certain entities related to Keystone, a position which he has held since 1992.  Mr. Janes has served or currently serves on numerous boards, including MeriStar Hospitality Corporation, Paragon Group, Inc.  (now publicly traded as Camden Property Trust), Brazos Asset Management, Inc., and Carr Real Estate Services, Inc.  He also serves on the Investment Committee of Brazos Fund, L.P.

Leslie B. Otten.  Director.  53.  Mr. Otten has been a director since its inception in July 1997.  Since April 2002, Mr. Otten has served as Vice-Chairman and Partner in the Boston Red Sox, a major league baseball franchise.  Mr. Otten is also the President of Sakata Sports and of LBO Enterprises, positions he has held since April 2001.  From 1980 to April 2001, Mr. Otten served as Chairman, President and Chief Executive Officer of our company (or its predecessors).  In 1970, Mr. Otten joined Sherburne Corporation, then the parent company of Sunday River, Killington and Mount Snow.  Mr. Otten became Assistant to the General Manager of Sunday River in 1972 and became its General Manager in 1974.  In 1980, Mr. Otten purchased Sherburne’s 90% interest in Sunday River and acquired the remaining 10% interest from the minority shareholders in 1989.

Paul Wachter.  Director.  46.  Mr. Wachter has been a director since his election on December 16, 1999.  From 1997 to present, Mr. Wachter has served as the founder and Chief Executive Officer of Main Street Advisors, a Santa Monica, California based financial advisory firm.  From 1993 to 1997, Mr. Wachter was a Managing Director and Head of Schroder & Co.  Incorporated’s Lodging and Gaming Group, its Sports and Leisure Group, and Schroder’s West Coast investment banking effort.  From 1987 to 1993, Mr. Wachter worked at Kidder Peabody where he founded and was responsible for Kidder’s Hotel, Resorts and Leisure Group, and managed Kidder Peabody’s Los Angeles investment banking group.  He began his career as an investment banker at Bear, Stearns & Co., Inc., covering the entertainment industry.  From 1982 to 1985, Mr. Wachter worked at Paul, Weiss, Rifkind, Wharton and Garrison as a tax attorney.

 EXECUTIVE OFFICERS

The following table sets forth our executive officers as of the date hereof:

Name/Age	Position

William J. Fair, 40	Chief Executive Officer, President

James P. Lacey, 43	Senior Vice President, Marketing and Sales

Mark J. Miller, 45	Senior Vice President and Chief Financial Officer

Foster A. Stewart, Jr., 35	Senior Vice President, General Counsel and Secretary

Helen E. Wallace, 48	Senior Vice President

William J.  Fair, President and Chief Executive Officer.  Mr. Fair joined us in May 2000 as Chief Operating Officer and President – Resort Operations.  In April 2001, Mr. Fair was promoted to the position of President and Chief Executive Officer.  Prior to joining us, Mr. Fair was employed as president of Universal Studios’ Port Aventura theme park in Tarragona, Spain from 1998 to April 2000.  Mr. Fair served as senior vice president for business operations at Universal Creative, a division of Universal Studios, Inc.  from 1997 to 1998.  Between 1992 and 1997, Mr. Fair was employed by Walt Disney Co.  in multiple capacities including director of finance and business planning for Disney Development Company.

James P. Lacey, Senior Vice President, Marketing and Sales.  Mr. Lacey joined us in August 2002 as Senior Vice President, Marketing and Sales.  Prior to joining us, Mr. Lacey served from July 1999 to December 2001 as Executive Vice President of Sales & Marketing with Weider Nutrition International, a world-class lifestyle marketing organization, where he was responsible for strategic planning, advertising and consumer and trade promotions.  From January 1998 to June 1999, Mr. Lacey served as Chief Operating Officer at Everlast Nutritional Products, a startup entity that was a pioneer in developing and marketing products in the Energy Bar and Sports Drink categories.  From November 1996 to December 1997, Mr. Lacey served as Vice President of Sales for PowerBar, Inc., a subsidiary of Nestle Foods Corporation.  Prior to joining PowerBar, Mr. Lacey held various executive positions at Oral-B Laboratories, a division of The Gillette Company, starting as Western Regional Sales Manager, becoming Manager of Business Planning and ultimately a Product Manager.  Prior to joining Oral-B Laboratories, Mr. Lacey held various senior management positions at Nestle Foods Corporation and SmithKline Beecham.

Mark J. Miller, Senior Vice President, Chief Financial Officer.  Mr. Miller joined us in December 1998 as Senior Vice President, Chief Financial Officer and Treasurer.  We have announced that Mr. Miller will become Executive Vice President and Chief Operating Officer in February 2003.  Prior to joining us, Mr. Miller served in several positions with Showboat, Inc., and its subsidiaries, including Executive Vice President – Financial Administration from November 1997 until May 1998, and as Executive Vice President of Operations from July 1994 through November 1997.  Mr. Miller served as President and CEO of Atlantic City Showboat, Inc.  (a subsidiary of Showboat), as well as other positions with that company, between 1985 and 1995.

Foster A. Stewart, Jr., Senior Vice President, General Counsel and Secretary.  Mr. Stewart joined us in January 1998, as Vice President and Assistant General Counsel.  He became General Counsel in April 1999, and was promoted to Senior Vice President, General Counsel and Secretary in April 2001.  From September 1992 to January 1998, Mr. Stewart was an attorney with the Portland, Maine law firm of Pierce Atwood, where his practice focused on commercial and business law.

Helen E. (Betsy) Wallace, Senior Vice President.  Ms. Wallace joined us in December 2002, as Senior Vice President.  We have announced that she will become our Chief Financial Officer and Treasurer in March 2003.  From 2000 through December 2002, Ms. Wallace served as Chief Financial Officer of Cyrano Sciences, Inc., a late stage start-up technology company, where she was responsible for all financial, budgeting and legal aspects of the organization.  From 1998 to 2000, Ms. Wallace held the positions of Vice President, Director of Business Development and Vice President, Regional Financial Controller Investment Products & Distribution, with Citigroup, Singapore, a leading international provider of financial services.  From 1995 to 1996, Ms. Wallace held senior financial positions in Singapore with Hubbell, Inc., a Fortune 1000 manufacturing company, and International Business Machines.  Prior to joining IBM, Ms. Wallace served as Director of Finance for Esprit de Corporation from 1988 to 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Such officers, directors and shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to us, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for the fiscal year ended July 28, 2002.

Item 11

Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table provides information concerning compensation paid by us to William J.  Fair, President and Chief Executive Officer, and our other four highest paid executive officers whose compensation was at least $100,000 for Fiscal 2002 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation						Long-Term Compensation(6)
		Salary		Bonus		Other annual compensation		Securities underlying Options/SARs	All other Compensation
William J. Fair	2002	$400,000		$435,000	(2)	$15,026	(5)	—	—
President and	2001	$300,000		$69,518	(3)	$5,474	(5)	—	—
Chief Executive Officer	2000	$57,692	(1)	$75,000	(4)	$—		400,000	—

Hernan R. Martinez(7)	2002	$300,000		$250,000	(8)	$18,188	(5)	—	—
Former Chief Operating Officer	2001	$300,000		$—		$—		—	—
American Skiing Company	2000	$23,077	(9)	$—		$—		400,000	—
Resort Properties, Inc.

Mark J. Miller	2002	$300,000		$450,0000	(10)	$—		—	—
Chief Financial Officer,	2001	$300,000		$69,518	(3)	$—		—	—
Senior Vice President	2000	$277,885		$7,391	(4)	$—		175,000	—

Foster A. Stewart, Jr.	2002	$205,000		$192,500	(11)	$3,000	(5)	—	—
Senior Vice President,	2001	$180,000		$19,582	(3)	$—		60,000	—
General Counsel and Secretary	2000	$145,000		$1,707	(4)	$—		20,000	—

Peter Tomai(12)	2002	$225,000		$152,500	(13)	$7,656	(5)	—	—
Former Executive Vice	2001	$163,462	(14)	$—		$4,911	(5)	100,000	—
President	2000	$—		$—		$—		—	—
American Skiing Company Resort Properties, Inc.

(1)                  Mr. Fair became an employee of ours in May 2000, and fiscal 2000 salary consequently reflects partial year compensation rather than his annual rate of salary for that fiscal year.

(2)                  Mr. Fair’s fiscal year 2002 bonus consists of a $35,000 incentive bonus paid in August 2001 and a $400,000 retention bonus paid in May 2002.

(3)                  Represents bonus for fiscal 2001, paid in fiscal 2002.

(4)                  Represents bonus for fiscal 2000, paid in fiscal 2001.

(5)                  Represents vehicle and housing allowance.

(6)                  See Long-Term Incentive Plan Table below for description of additional long-term compensation grants for fiscal 2002 made to some of the Named Executive Officers.

(7)                  Mr. Martinez resigned from our company in August 2002.

(8)                  Mr. Martinez’s fiscal year 2002 bonus consists of a $25,000 incentive bonus paid in August 2001 and $225,000 retention bonus paid in May 2002.

(9)                  Mr. Martinez became an employee of ours in July 2000, and fiscal 2000 salary consequently reflects partial year compensation rather than his annual rate of salary for such fiscal year.

(10)            Mr. Miller’s fiscal year 2002 bonus consists of a $25,000 incentive bonus paid in August 2001, a $100,000 signing bonus paid in March 2002, a $225,000 retention bonus paid in May 2002, and a $100,000 incentive bonus for fiscal 2002, paid in fiscal 2003.

(11)            Mr. Stewart’s fiscal year 2002 bonus consists of a $17,500 incentive bonus paid in August 2001, a $105,000 retention bonus paid in May 2002 and a $70,000 incentive bonus for fiscal 2002, paid in fiscal 2003.

(12)            Mr. Tomai resigned from our company in September 2002.

(13)            Mr. Tomai’s fiscal year 2002 bonus consists of a $17,500 incentive bonus paid in August 2001 and a $135,000 retention bonus paid in May 2002.

(14)            Mr. Tomai became an employee of ours in November 2000, and fiscal 2001 salary consequently reflects partial year compensation rather than his annual rate of salary for that fiscal year.

No individual grants of stock options were made under our Stock Option Plan during Fiscal 2002 to the Named Executive Officers.

Aggregated Options/SAR Exercises During Fiscal Year Ended July 28, 2002, and Option/SAR Values as of July 28, 2002

The following table sets forth information concerning each exercise of stock options during Fiscal 2002 by each of the Named Executive Officers and the value of unexercised options at July 28, 2002.

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS (Exercisable/Unexercisable)	VALUE OF UNEXERCISED IN- THE-MONEY OPTIONS/SARS (Exercisable/Unexercisable)(1)

William J. Fair	N/A	N/A	340,000/60,000	$	—/—

Hernan R. Martinez(2)	N/A	N/A	200,000/—	$	—/—

Mark J. Miller	N/A	N/A	205,000/70,000	$	—/—

Foster A. Stewart, Jr.	N/A	N/A	55,200/38,800	$	—/—

Peter A. Tomai(3)	N/A	N/A	20,000/—	$	—/—

(1)        The “Value of Unexercised In-the-Money Options/SARs at July 28, 2002” was calculated by determining the difference between the closing price on the over-the-counter market of the underlying Common Stock at July 28, 2002, of $0.14 and the exercise price of the option.  An option is “In-the-Money” when the fair market value of the underlying Common Stock exceeds the exercise price of the option.  None of the options were “In-the-Money”.

(2)        Mr. Martinez resigned from our company in August 2002.

(3)        Mr. Tomai resigned from our company in September 2002.

LONG-TERM INCENTIVE AWARDS

The table below provides information regarding grants of long-term incentive awards under the American Skiing Company Phantom Equity Plan, which was ratified by our Board of Directors on March 6, 2003 (the “LTIP”) in the fiscal year ended July 28, 2002 to the Named Executive Officers:

Name	Number of Shares, Units or Other Rights(2)	Performance or Other Period Until Maturation or Payout(3)	Estimated Future Payouts Under Non-Stock Priced Based Plans(1)
			Threshold ($ or #)(4)	Target(5)		Maximum
William J. Fair	0		0			0
Mark Miller	12.5%		0		(5)	$4,000,000
Hernan Martinez(6)	12.5%		0		(5)	$4,000,000
Foster Stewart	8.5%		0		(5)	$2,750,000
Peter Tomai(7)	6.5%		0		(5)	$2,080,000

(1)        Under the terms of the LTIP, each award to a Participant establishes the percent of the Total Plan Pool (the minimum value of the Total Plan Pool is $2 million and the maximum is $32 million) to which such Participant may be entitled upon a Valuation Event, or in certain cases, following a Participant’s termination of employment.

The Total Plan Pool is determined as follows:  $2 million + (Total Equity Pool Value times the Total Pool Percentage).

The Total Equity Pool Value is equal to the Total Enterprise Value of the Company minus the value of outstanding debt of the Company.  For this purpose preferred stock of the Company is not treated as debt of the Company.  Total Enterprise Value equals the total purchase price paid for the Company (or, in absence of an acquisition of the Company, the total value of the Company determined by an independent third party) at the time of a Valuation Event.  Once Total Equity Value is determined, Total Plan Pool Percentage is determined by reference to the following chart:

Total Equity Value	Total Plan Pool Percentage
$ 1.00	0.00%
$ 50 million	1.50%
$ 100 million	2.00%
$ 150 million	2.25%
$ 200 million	2.50%
$ 250 million	3.00%
$ 300 million	3.50%
$ 400 million	5.00%
$ 500 million or above	6.00%

The payout to which a Participant will be entitled upon a Valuation Event is the percentage of the Total Plan Pool provided in his or her Award and indicated in column (b) of the preceding LTIP table for each of the Named Executive Officers of the Company.  Awards granted in fiscal 2002, vest 25 percent per year.  Awards become 100 percent vested upon a Change in Control (see definition in note 3).

(2)          Each Award establishes the percent of the Total Plan Pool to which a Participant will be entitled upon a Valuation Event.  Awards are paid solely in cash.

(3)          Participants are entitled to a payment on Awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment.  A Valuation Event is any of the following:  (i) a sale or disposition a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control.  A Change in Control means the occurrence of any of the following:  (i) the acquisition by any person of 50 percent or more of the combined voting power of the Company’s then outstanding voting securities, other than any person holding 50 percent or more of such combined voting power on the date hereof; (ii) the individuals who were members of the Board during the previous twelve (12) month period, cease for any reason to constitute at least a majority of the Board; or (iii) approval by stockholders of the Company of (a) a merger or consolidation involving the Company in which the stockholders of the Company, immediately before such merger or consolidation do not, as a result of such merger or consolidation, own, directly or indirectly, more than 60 percent of the combined voting power of the then outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the securities of the Company outstanding immediately before such merger or consolidation, or (b) a complete liquidation or dissolution of the Company or an agreement for the sale or other disposition of all or substantially all of the assets of the Company.  As of December 21, 2002 each of Messrs.  Miller and Stewart are 25 percent vested in their Awards.

(4)          Neither the terms of the LTIP nor the Awards granted thereunder provide for a threshold or target, rather the LTIP and the Awards granted thereunder contemplate payment on a Valuation Event, in accordance with the formula described in (1).

(5)          Neither the terms of the LTIP nor the Awards granted thereunder provide for a threshold or target, rather the LTIP and the Awards granted thereunder contemplate payment on a Valuation Event, in accordance with the formula described in (1).  In addition, neither, a representative amount based on the Company’s previous fiscal year’s performance nor a target award amount may be determined because Awards payout solely on (i) a Valuation Event (described above) or (ii) if provided in the governing award, following a participant’s termination due to disability, without Cause, or for Good Reason (in each case as defined in the Participant’s Award agreement) prior to a Valuation Event.  In the event of such a termination, the Total Enterprise Value would be determined by a qualified third party.  To date it has not been necessary for the Company to engage such a third party to make such a determination.

(6)          Mr. Martinez resigned from the Company in August 2002.

(7)          Mr. Tomai resigned from the Company in September 2002.

Employment Agreements

We have entered into employment agreements with several of our key executive officers.

William J. Fair

On May 17, 2000, we entered into an employment agreement with William J. Fair for a term of three years as Chief Operating Officer.  In 2001, Mr. Fair  was promoted to President and Chief Executive Officer.

Mr. Fair’s employment agreement provides an annual base salary of $300,000.  In connection with his promotion to CEO, his base salary was increased to $400,000.  The compensation committee may award Mr. Fair an annual bonus of up to 70% of his base salary in accordance with the provisions of our bonus plan.  Mr. Fair received a signing bonus of $75,000 on May 17, 2000.  In Fiscal 2000, we also granted Mr. Fair incentive stock options for 400,000 shares of our common stock, at an exercise price of $2.00 per share, subject to vesting and forfeiture conditions.

Mr. Fair will be entitled to severance if his employment is terminated as a result of any of the following circumstances: (i) disability; (ii) our termination of Mr. Fair’s employment without cause, as such term is defined in his Employment Agreement; or (iii) Mr. Fair’s termination of his own employment on account of certain material changes in the terms and conditions of his employment without his consent as described in his employment agreement.  Such termination by Mr. Fair is commonly referred to as good reason.  Mr. Fair’s severance under these circumstances will be the greater of his base salary through the end of the term or one year.  Following termination, severance is payable in accordance with our ordinary payroll practices.  However, in the event Mr. Fair’s employment is terminated by Mr. Fair for good reason or by us without cause within one year following, or in connection with, a change in control of our company (as such term is defined in his Employment Agreement), Mr. Fair is entitled to receive an amount equal to 200% percent of his then current annual base salary in a lump sum within ten days of such termination.

Mr. Fair’s employment agreement also provides that during the term of the agreement and for a period of one year thereafter, he will not have an ownership interest in, manage or control ski resorts throughout North America and will not solicit our employees to leave us, or interfere with or disrupt any contractual relationships between us and any third party.  In addition, Mr. Fair is prohibited from disclosing our confidential information.

Foster A. Stewart

On July 30, 2001, we entered into an Executive Employment Agreement (the “Stewart Agreement”) with Mr. Stewart providing for his employment as Senior Vice President and General Counsel.  The Stewart Agreement has a two (2) year term with an additional one (1) year extension if Mr. Stewart relocates to Park City, Utah and, in either case, includes one (1) year extensions unless terminated sooner with 60 days notice prior to the end of any term.

The Stewart Agreement provides for an annual base salary of $180,000 with an annual bonus as follows:  target — forty percent (40%) of base salary up to a maximum bonus of sixty percent (60%) of base salary.  Mr. Stewart participates in our Phantom Equity Plan at a participation percentage equal to eight and one-half percent (8.5%).  See LTIP table for further explanation.  In July 2002, Mr. Stewart’s annual base salary was increased to $205,000, and in October 2002, Mr. Stewart’s annual base salary was further increased to $214,000.

In addition, in accordance with the Stewart Agreement, Mr. Stewart received a retention bonus of $105,000 on April 1, 2002.  In the event of Mr. Stewart’s death or disability, we shall pay to Mr. Stewart’s estate or to Mr. Stewart, as the case may be, a lump sum payment of an amount equal to (i) his base salary through such termination date, (ii) a pro rata portion of his annual bonus with respect to the fiscal year in which the termination occurred and (iii) any accrued but unpaid vacation through the date of such termination.

However, the Stewart Agreement provided Mr. Stewart with an inducement to relocate to Park City, Utah, but in the event Mr. Stewart gave notice by April 30, 2002, of his intention not to relocate to Park City, his severance is limited to a lump sum equal to 90 days of base salary.  Mr. Stewart gave such notice on May 28, 2002, and accordingly, in the event Mr. Stewart’s employment is terminated for any reason other than Cause, as such term is defined in the Stewart Agreement, his severance will be 90 days of base salary paid in a lump sum.

The Stewart Agreement also provides that during the term of the agreement and for one year thereafter, he will not solicit our employees.  In addition, Mr. Stewart is prohibited from disclosing our confidential information.

Helen E. Wallace

Effective November 7, 2002, we entered into an Executive Employment Agreement (the “Wallace Agreement”) with Ms. Wallace providing for her employment as Senior Vice President and Chief Financial Officer.  The Wallace Agreement has a term of three (3) years, with an additional three (3) year extension unless earlier terminated on no less than one-year’s notice.

The Wallace Agreement provides annual base salary of $259,000 (“Base Salary”) with an annual bonus as follows:  target – fifty percent (50%) of Base Salary up to maximum bonus amount of seventy-five percent (75%) of base salary with a guaranteed minimum bonus of $50,000 for Fiscal 2003.  Ms. Wallace received a $30,000 signing bonus following 30 days of employment.  Ms. Wallace will also be eligible to participate in our Phantom Equity Plan at a participation percentage equal to nine and one-half percent (9.5%).  See LTIP table for further explanation.

In the event of Ms. Wallace’s death or disability, we shall pay to Ms. Wallace’s estate or to Ms. Wallace, as the case may be, a lump sum payment of an amount equal to (i) her Base Salary through such termination date, (ii) a pro rata portion of her annual bonus with respect to the fiscal year in which the termination occurred and (iii) any accrued but unpaid vacation through the date of such termination.

If Ms. Wallace’s employment is terminated without cause, as such term is defined in the Wallace Agreement (other than on account of death or disability), or if she terminates her employment for Good Reason, as such term is defined in the Wallace Agreement, she will receive a lump sum payment equal to 100% of her annual Base Salary as in effect on the date of termination. The Wallace Agreement also provides for a 12 month post termination restrictive period in which Ms. Wallace may not solicit our employees.  In addition, Ms. Wallace is prohibited from disclosing our confidential information.

James P. Lacey

Effective August 19, 2002, we entered into an employment letter with Mr. Jim Lacey providing for his employment as Senior Vice President of Sales and Marketing.  Mr. Lacey’s initial term of employment is two (2) years, with two options to extend for two additional years per extension.

The employment letter provides Mr. Lacey with an annual base salary of $240,000 (“Base Salary”) and an annual bonus as follows:  target – thirty percent (30%) of Base Salary up to maximum bonus amount of forty-five percent (45%) of Base Salary.  Mr. Lacey will also be eligible to participate in our Phantom Equity Plan at a participation percentage equal to seven and one-half percent (7.5%).  See LTIP table for further explanation.

In the event of Mr. Lacey’s termination prior to the end of the term he is entitled to a payment equal to 50% of his annual Base Salary.

Mark J. Miller

Effective January 15, 2002, we entered into an Executive Employment Agreement with Mr. Miller providing for his employment as Executive Vice President and Chief Operating Officer.  The Agreement has a three year term beginning September 30, 2001 with automatic one year renewals unless either party gives 60 days notice of non-renewal.  Mr. Miller currently serves as our Chief Financial Officer, and is expected to become Chief Operating Officer in March 2003.

Mr. Miller’s agreement provides an annual base salary of $300,000 subject to annual review and possible increase and an annual bonus opportunity subject to our performance of 70% of base salary.  Mr. Miller participates in our Phantom Equity Plan at a participation percentage of 12.5%.  See LTIP table for further explanation.

In addition, Mr. Miller was provided with certain relocation benefits related to his relocation to the Park City, Utah area.

Mr. Miller’s agreement also provided for a retention bonus of $225,000, which was paid on April 30, 2002.

In the event of Mr. Miller’s death or disability, we shall pay to Mr. Miller’s estate or to Mr. Miller, as the case may be, a lump sum payment of an amount equal to (i) his base salary through such termination date, (ii) a pro rata portion of his annual bonus with respect to the fiscal year in which the termination occurred and (iii) any accrued but unpaid vacation through the date of such termination.

In the event Mr. Miller is terminated by us without cause (as such term is defined in his agreement) or terminates his employment for Good Reason (as such term is defined in his agreement), he shall receive a lump sum payment equal to the sum of (i) his annual base salary in effect on his termination date and (ii) the amount of his annual bonus for the prior year.  Mr. Miller will be entitled to health care coverage for no longer than one year from his date of termination.  In addition, in the event Mr. Miller is terminated by us without cause (as such term is defined in his agreement) or terminates his employment for Good Reason (as such term is defined in his agreement), within one year following a Change in Control, Mr. Miller will receive a lump sum payment equal to two (2) times the sum of (i) his annual base salary in effect on his termination date and (ii) the amount of his annual bonus for the prior year.  After September 30, 2004, Mr. Miller may voluntarily terminate his employment at any time and receive a $250,000 lump sum payment.

REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for establishing and administering our executive compensation programs and determining awards under our 1997 Stock Option Plan and 2002 Phantom Equity Plan.

The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.  References in the report to the Company are to American Skiing Company.

Compensation Philosophy

The Compensation Committee’s compensation philosophy is designed to support our primary objective of creating long term value for shareholders.  The Compensation Committee follows a three-pronged compensation strategy applicable to our executive officers and other key employees, including the Chief Executive Officer (“CEO”), whereby such employees are compensated through three separate but related compensation schemes:

First, each such employee receives a base salary consistent with his or her core responsibilities;

Second, a short term bonus, generally  determined annually, is established to provide reward and incentive for shorter term productivity; and

Third, awards under our 2002 Phantom Equity Plan are made to provide a longer term incentive and reward longer term loyalty and performance.

This  strategy  is  intended  to:  (i)  attract  and  retain   talented executives;  (ii) emphasize pay for performance;  and (iii) encourage management devotion to the long-term valuation of our company.

The Internal Revenue Code imposes a limitation on the deduction for certain executive officers’ compensation unless certain requirements are met.  The Compensation Committee has carefully considered the impact of these tax laws and has taken certain actions intended to preserve our tax deduction with respect to any affected compensation.  Our 1997 Stock Option Plan qualifies for tax deductibility.  The following are descriptions of our compensation programs for executive officers, including the CEO.

Base Salary

We generally establish base salary ranges by considering compensation levels in similarly sized companies in the resort/leisure/hospitality industry and the real estate development industry.  The base salary and performance of each executive officer is reviewed periodically (at least annually) by his or her immediate supervisor (or the Compensation Committee, in the case of the CEO) resulting in salary actions as appropriate.  An employee’s level of responsibility is the primary factor used in determining base salary.  Individual performance and industry information are also considered in determining any salary adjustment.  The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the CEO.  The Compensation Committee reviews the performance of the CEO and establishes his base salary.

Bonus Plan

We have established an incentive compensation plan for certain of our employees, which is designed to provide rewards for shorter term productivity by key employees. The bonus plan is generally directed at key members of the management team, and currently includes approximately 200 employees.  The plan provides for payment of cash bonuses if certain levels of resort and company-wide earnings are met. The bonus plan for our 2003 fiscal year remains subject to approval by the Compensation Committee.

Phantom Equity Plan

Our 2002 Phantom Equity Plan is designed to align management interests with those of shareholders.  In furtherance of this objective, the level of phantom equity grants for executive officers is determined by the Compensation Committee upon adoption of the plan or, if later, upon the executive’s hire date, in each case typically in consultation with the CEO, except with respect to the CEO himself.  Awards for all executive officers are determined by giving equal consideration to base salary, level of responsibility and industry long-term compensation information.

Compensation Committee

/s/ Bradford E. Bernstein
/s/ Paul Wachter

PERFORMANCE GRAPH

The following table compares the performance of our Common Stock to the Russell 2000 and our Peer Group Index*.

[GRAPHIC]

*Our peer group index performance is weighted according to market capitalization.

The total shareholder return assumes that $100 is invested at the beginning of the period in our Common Stock, The Russell 2000, and our peer group.  Our peer group, as selected by us, is comprised of Vail Resorts, Inc., Intrawest Corp., Boca Resorts, Premier Parks, Inc., and Cedar Fair, L.P. We have selected this peer group because these companies operate in the Resort/Leisure/Hospitality sector or the Resort Real Estate Development sector. We included The Russell 2000 in the graph because we are included in such index and because there is no industry index for our business.  Total shareholder return is weighted according to market capitalization; therefore companies with a larger market capitalization have a greater impact on the peer group index results.  Historical stock performance during this period may not be indicative of future stock performance.

Item 12
Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the beneficial ownership of Common Stock, Class A Common Stock and Series C-1 Preferred Stock, as of January 26, 2003, for all of our Directors and named executive officers and all Directors and executive officers as a group.  No Director or executive officer owns more than 1% of the outstanding shares of Common Stock (including exercisable options), with the exception of Mr. Otten, who owns approximately 3.86% of the total outstanding shares of Common Stock (including exercisable options) and all of the outstanding shares of Class A Common Stock.  All Directors and executive officers as a group own approximately 21.95% of the total outstanding shares of voting stock (including exercisable options).  No Director or executive officer, other than Mr. Otten, owns any Class A Common Stock.  No Director or executive officers could be deemed to beneficially own any Series C-1 Preferred Stock.  No Director or executive officer owns any Series A Preferred Stock or Series

D Preferred Stock.  Our Series C-2 Preferred Stock is non-voting and is not included in the following table.  All of the holders of our Series B Preferred Stock have contractually agreed with us not to exercise their right to vote those shares, and accordingly such shares have been excluded from the following table.

Directors and Executive Officers(1)	Common Stock(2)			Class A Common Stock		Series C-1 Preferred Stock		Total All Voting Stock(3)
	Shares	%		Shares	%	Shares	%	%
William J. Fair(4)	340,000	1.96%		—	—	—	—		*
Mark J. Miller(4)	205,000	1.19%		—	—	—	—		*
Hernan R. Martinez(4),(16)	200,000	1.17%		—	—	—	—		*
Foster A. Stewart, Jr(4)	55,200		*	—	—	—	—		*
Peter A. Tomai(4),(17)	20,000		*	—	—	—	—		*

Bradford E. Bernstein (5)		—		—	—	—	—	—
Robert J. Branson(6)	8,000		*	—	—	—	—		*
J. Taylor Crandall (7)		—		—	—	—	—	—
David B. Hawkes(8)	21,000		*	—	—	—	—		*
Alexandra C. Hess (9)		—		—	—	—	—	—
Gordon M. Gillies(10)	21,000		*	—	—	—	—		*
Steven B. Gruber(11)		—		—	—	—	—	—
William Janes(12)		—		—	—	—	—	—
Leslie B. Otten(13)	680,000	3.86%		14,760,530	100.00%	—	—	21.00%
Paul Wachter(14)	30,000		*	—	—	—	—		*

Directors and Executive Officers as a group(15)	1,580,200	8.53%		14,760,530	100.00%	—	—	21.95%

 *  Less than one percent

(1)                                The executive officers in this table are Messrs.  Fair, Martinez, Miller, Stewart and Tomai.

(2)                                In computing the number of shares of Common Stock beneficially owned by a person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or that become exercisable within 60 days of January 26, 2003 are deemed outstanding.  For purposes of computing the percentage of outstanding shares of Common Stock beneficially owned by such person, such shares of stock subject to options or warrants that are currently exercisable or that become exercisable within 60 days of January 26, 2003 are deemed to be outstanding for such person but are not deemed to be outstanding for purposes of computing the ownership percentage of any other person.

(3)                                Including shares of Series A Preferred Stock not held by any of our directors or executive officers.

(4)                                All shares of Common Stock beneficially owned by such person are issuable under exercisable options granted under our 1997 Stock Option Plan.

(5)                                Does not include 65,000 shares of Common Stock issuable under exercisable options granted to Oak Hill Capital Management, Inc., under our 1997 Stock Option Plan.  Mr. Bernstein, one of our directors, is a limited partner of certain Oak Hill entities.  Mr. Bernstein disclaims beneficial ownership of the 65,000 shares of Common Stock referred to above, except to the extent of his pecuniary interest therein.

(6)                                Includes 5,000 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan and 3,000 shares of Common Stock held by The Branson Family LLC, which Mr. Branson is the managing member of, but as to which Mr. Branson disclaims beneficial ownership.

(7)                                Does not include 65,000 shares of Common Stock issuable under exercisable options granted to Oak Hill Capital Management, Inc., under our 1997 Stock Option Plan.  Mr. Crandall, one of our directors, is a Vice President of Oak Hill Capital Management, Inc., and a Manager and Vice President of OHCP MGP, LLC (the general partner of the general partner of Oak Hill Capital Partners, L.P.  and Oak Hill Capital Management Partners, L.P.) and a limited partner of certain other Oak Hill entities.  Mr. Crandall disclaims beneficial ownership of the 65,000 shares of Common Stock referred to above, except to the extent of his pecuniary interest therein.

(8)                                All shares of Common Stock beneficially owned by such person are issuable under exercisable options granted under our 1997 Stock Option Plan.

(9)                                Does not include 65,000 shares of Common Stock issuable under exercisable options granted to Oak Hill Capital Management, Inc., under our 1997 Stock Option Plan.  Ms. Hess, one of our directors, is a limited partner in certain other Oak Hill entities.  Ms. Hess disclaims beneficial ownership of the 65,000 shares of Common Stock referred to above, except to the extent of her pecuniary interest therein.

(10)                          Includes 20,000 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan.

(11)                          Does not include 65,000 shares of Common Stock issuable under exercisable options granted to Oak Hill Capital Management, Inc., under our 1997 Stock Option Plan.  Mr. Gruber, one of our directors, is a Vice President of Oak Hill Capital Management, Inc., and a Manager and Vice President of OHCP MGP, LLC (the general partner of the general partner of Oak Hill Capital Partners, L.P.  and Oak Hill Capital Management Partners, L.P.) and a limited partner of certain other Oak Hill entities.  Mr. Gruber disclaims beneficial ownership of the 65,000 shares of Common Stock referred to above, except to the extent of his pecuniary interest therein.

(12)                          Does not include 65,000 shares of Common Stock issuable under exercisable options granted to Oak Hill Capital Management, Inc., under our 1997 Stock Option Plan.  Mr. Janes, one of our directors, is a limited partner of certain other Oak Hill entities.  Mr. Janes disclaims beneficial ownership of the 65,000 shares of Common Stock referred to above, except to the extent of his pecuniary interest therein.

(13)                          Includes 660,000 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan.  Also includes 20,000 shares of Common Stock owned by Albert Otten Trust f.b.o.  Mildred Otten, as to which Mr. Otten is trustee and co-beneficiary.  Does not include 20,510 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan to Mr. Otten’s spouse, Christine Otten, as to which Mr. Otten disclaims beneficial ownership.  As of January 26, 2003, all of Mr. Otten’s shares of Class A Common Stock were pledged to secure a margin loan from ING U.S.  Capital LLC, the proceeds of which were used by Mr. Otten to purchase approximately 833,333 shares of Common Stock in the initial public offering on November 6, 1997.

(14)                          Includes 17,500 shares of common stock issuable under exercisable options granted under our 1997 Stock Option Plan to Mr. Wachter, and 12,500 shares of common stock issuable under exercisable options granted under our 1997 Stock Option Plan to Main Street Advisors, Inc., in which Mr. Wachter is a principal.

(15)                          Includes 1,552,700 shares of common stock issuable under exercisable options granted under our 1997 Stock Option Plan.

(16)                          Mr. Martinez resigned from our company in August 2002.

(17)                          Mr. Tomai resigned from our company in September 2002.

INFORMATION AS TO CERTAIN STOCKHOLDERS

Set forth below is certain information with respect to the only persons known to us who owned beneficially more than 5% of any class of our voting securities as of January 26, 2003.

Five Percent Shareholders	Common Stock Beneficially Owned			Class A Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned			Series B & C1 Preferred Stock Beneficially Owned			% of All Voting Stock Beneficially Owned
	Shares		% of Class	Shares	% of Class	Share		% of Class	Shares		% of Class

Oak Hill Capital Partners, L.P.(6)	879,133	(1)	5.18%	—	—	—		—	B-131,870	(1)	87.79%	46.41%
201 Main Street									C1-35,165	(1)	87.79%
Fort Worth, Texas 76102

Oak Hill Capital Management Partners, L.P.(6)	22,200	(2)	*	—	—	—		—	B-3,330	(2)	2.22%	1.17%
201 Main Street									C1-888	(2)	2.22%
Fort Worth, Texas 76102

Oak Hill Securities Fund, L.P.(6)	49,334	(3)	*	—	—	—		—	B-7,400	(3)	4.99%	2.61%
201 Main Street									C1-1,974	(3)	4.99%
Fort Worth, Texas 76102

Oak Hill Securities Fund II, L.P.(6)	49,333	(4)	*	—	—	—		—	B-7,400	(4)	4.99%	2.60%
201 Main Street									C1-1,973	(4)	4.99%
Fort Worth, Texas 76102

OHCP Ski, L.P.(6)	13,333	(5)	*	—	—	—		—	B-2,000	(5)	1.33%	0.70%
201 Main Street									C1-533	(5)	1.33%
Fort Worth, Texas 76102

Leslie B. Otten	680,000	(7)	3.86%	14,760,530	100%	—		—	—		—	21.00%
P.O. Box 547
Bethel, ME 04217

Madeleine LLC	1,352,800		7.97%	—	—	36,626	(8)	100%	—		—	6.90%
c/o Cerberus
450 Park Avenue
New York, NY 10022

Performance Capital Group, LLC	2,864,000		16.88%	—	—	—		—	—		—	3.93%
14 Wall Street, 27th Floor
New York, New York, 10005

*Less than one percent

(1)                                Includes 13,333 shares of Common Stock, 2,000 shares of Series B Preferred Stock and 533 shares of Series C-1 Preferred Stock held directly by OHCP Ski, L.P., as Oak Hill Capital Partners, L.P.  is the general partner of OHCP Ski, L.P.  However, Oak Hill Capital Partners, L.P.  disclaims such beneficial ownership.  Each of OHCP MGP, LLC, the general partner of OHCP GenPar, L.P., and OHCP GenPar, L.P., the general partner of Oak Hill Capital Partners, L.P.  may be deemed beneficial owner of the shares of our capital stock reported herein.  Each such entity disclaims beneficial ownership of these shares in excess of its direct and/ or indirect pecuniary interest in such shares.

(2)                                Each of OHCP MGP, LLC, the general partner of OHCP GenPar, L.P., and OHCP GenPar, L.P.  may be deemed beneficial owner of the shares of our capital stock reported herein.  Each such entity disclaims beneficial ownership of these shares in excess of its direct and/ or indirect pecuniary interest in such shares.

(3)                                Each of Glenn R.  August, the controlling stockholder of Oak Hill Securities MGP, Inc., Oak Hill Securities MGP, Inc., the general partner of Oak Hill Securities GenPar, L.P.  and Oak Hill Securities GenPar, L.P., the general partner of Oak Hill Securities Fund, L.P.  may be deemed beneficial owner of the shares of our capital stock reported herein.  Each such entity disclaims beneficial ownership of these shares in excess of its direct and/ or indirect pecuniary interest in such shares.

(4)                                Each of Glenn R.  August, the controlling stockholder of Oak Hill Securities MGP II, Inc., Oak Hill Securities MGP II, Inc., the general partner of Oak Hill Securities GenPar II, L.P.  and Oak Hill Securities GenPar II, L.P., the general partner of Oak Hill Securities Fund II, L.P.  may be deemed beneficial owner of the shares of our capital stock reported herein.  Each such entity disclaims beneficial ownership of these shares in excess of its direct and/ or indirect pecuniary interest in such shares.

(5)                                Each of OHCP MGP, LLC, the general partner of OHCP GenPar, L.P., OHCP GenPar, L.P., the general partner of Oak Hill Capital Partners, L.P., the general partner of OHCP Ski, L.P., may be deemed beneficial owner of the shares of our capital stock reported herein.  Each such entity disclaims beneficial ownership of these shares in excess of its direct and/ or indirect pecuniary interest in such shares.

(6)                                Each entity referred to in footnotes 1 to 5 inclusive, as well as Oak Hill Capital Management, Inc., which directly holds options to purchase 65,000 shares of our Common Stock may be deemed to be a member of a “group” for purposes of Section 13(d) of the Exchange Act.  However, each such entity disclaims such group membership as well as the beneficial ownership of the shares owned by any other entity in excess of such entity’s direct or indirect pecuniary interest in such shares.  Together the Oak Hill entities beneficially own 100% of the Series B Preferred Stock and the Series C-1 Preferred Stock as well as 52.81% of our outstanding voting stock.

(7)                                Includes 660,000 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan.  Does not include 20,510 shares of Common Stock issuable under exercisable options granted under our 1997 Stock Option Plan to Mr. Otten’s spouse, Christine Otten, as to which Mr. Otten disclaims beneficial ownership.

(8)                                Together with accrued and unpaid dividends through January 26, 2003, the Series A Preferred Stock is convertible into 3,678,798 shares of Common Stock.

Item 13

Certain Relationships and Related Transactions

Recapitalization

On July 15, 2001, we entered into a securities purchase agreement with Oak Hill to assist us in meeting our current financing needs.  The agreement closed on August 31, 2001 and included the following key terms:

•                  We issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of our Series D Participating Preferred Stock (Series D Preferred Stock);

•                  Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Real Estate Term Facility to facilitate amendments to that credit facility.  This was the final advance under Tranche C, as the maximum availability under this facility was reduced from $13 million to $12 million;

•                  Oak Hill agreed to provide a guaranty for a $14 million equipment lease for the Heavenly gondola, which guaranty was released upon the sale of Heavenly.  The fair value of the lease guaranty was approximately $1.7 million;

•                  Oak Hill purchased 1 million shares of our common stock for an aggregate purchase price of $1 million;

•                  Oak Hill agreed to cancel an agreement to provide it with warrants for 6 million shares of our common stock or 15% of the common stock of Resort Properties, the fair value of which was $2.2 million on the date of the transaction;

•                  The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its economic and governance rights and preferences, with the exception of the right to elect up to six directors in exchange for the items mentioned above and us issuing to Oak Hill two new series of Preferred Stock: (i) $40 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock;

•                  At Oak Hill’s option, and subject to the consent of the other lenders under the Real Estate Term Facility, Tranche C of the Real Estate Term Facility is exchangeable in whole or in part into our indebtedness when permitted under the existing debt agreements.

 Registration Rights Agreement

On August 31, 2001, we entered into a registration rights agreement with Oak Hill (the “Registration Rights Agreement”).  Under the Registration Rights Agreement, we granted Oak Hill the following registration rights with respect to the Junior Subordinated Notes, the Series D Preferred Stock issuable upon conversion of the Junior Subordinated Notes, the Series C-1 Preferred Stock, the Common Stock issuable upon conversion of the Series C-1

Preferred Stock, the Series C-2 Preferred Stock, the Common Stock and any other series or class of our capital stock held from time to time by Oak Hill (collectively, the “Registrable Securities”):

•                  The holders of Registrable Securities are entitled to make six requests for registration of the Registrable Securities, so long as each such request is made by the holders of at least 10% of the class of Registrable Securities to be registered pursuant to the request, or a lesser percentage if the anticipated aggregate offering price would exceed $25.0 million;

•                  The holders of Registrable Securities are entitled to incidental registration rights;

•                  The holders of Registrable Securities may use up to four of their requests for registration to request that we file a shelf registration statement, which shall be filed within 30 days of the request and maintained effective until the earlier of the date on which all Registrable Securities covered by the shelf registration statement have been sold or the second anniversary of such effective date.

•                  If so requested by the holders of such rights, we must include securities covered by the registration rights previously granted to ING (U.S.) Capital Corporation and/ or Madeleine L.L.C.  in any registration of the Registrable Securities pursuant to the Registration Rights Agreement.

•                  We may suspend the use of an effective registration statement in certain circumstances, for a period not to exceed 120 days every consecutive twelve-month period.

Stockholders Agreement

We, Oak Hill and Mr. Otten entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the “Stockholders Agreement”), pursuant to which each of Mr. Otten and Oak Hill agreed to vote their capital stock of our company so as to cause there to be:

•                  Six directors of our company nominated by Oak Hill, so long as Oak Hill owns 80% of the shares of Common Stock it owned as of July 30, 2000 on a fully diluted basis, such number of directors decreasing ratably with the percentage of Oak Hill’s ownership of the Common Stock on a fully diluted basis compared to such ownership as of July 30, 2000; and

•                  Two directors of our company nominated by Mr. Otten, so long as Mr. Otten owns 15% of the shares of Common Stock outstanding on a fully diluted basis, and one director so nominated, so long as Mr. Otten owns at least 5% of the shares of Common Stock outstanding on a fully diluted basis.

As of the date hereof, Oak Hill owns 80% of the shares of Common Stock it owned as of July 30, 2000, on a fully diluted basis, therefore, two of the four members of the Board of Directors to be elected by Mr. Otten, as sole owner of the Class A Common Stock pursuant to the terms of our certificate of incorporation will be chosen by Oak Hill and elected by Mr. Otten.

The Stockholders Agreement provides that, so long as Oak Hill owns at least 20% of the outstanding shares of Common Stock on a fully diluted basis, the affirmative vote of at least one Oak Hill director is required prior to the approval of (i) our annual budget, (ii) significant executive personnel decisions, (iii) material actions likely to have an impact of 5% or more on our consolidated revenues or earnings, amendments to our articles of incorporation or bylaws, (iv) any liquidation, reorganization or business combination of our company, (v) the initiation of certain material litigation, and (vi) any material financing of our company.

Under the Stockholders Agreement, Oak Hill and Mr. Otten have agreed not to dispose of their securities of our company if, (i) as a result of such transfer, the transferee would own more than 10% of the outstanding shares of our Common Stock (on a fully diluted basis), unless such transfer is approved by the Board of Directors (x) including a majority of the Common Directors, as defined,, or (y) our public stockholders are given the opportunity to participate in such transfer on equivalent terms, (ii) the transferee is a competitor of our company or any of its subsidiaries, unless such transfer is approved by the Board of Directors, or (iii) such transfer would materially disadvantage our business or any of our subsidiaries.  The Stockholders Agreement provides for additional customary transfer restrictions applicable to each of Mr. Otten and Oak Hill as well as standstill provisions applicable to Oak Hill.

The Stockholders Agreement provides that, upon our issuance of shares of Common Stock or securities convertible into Common Stock, Mr. Otten and Oak Hill will have the right to purchase at the same price and on the same terms, the number of shares of Common Stock or securities convertible into Common Stock necessary for each of them to maintain individually the same level of beneficial ownership of our Common Stock on a fully diluted basis as it owned immediately prior to the issuance.  This anti-dilution provision is subject to customary exceptions.

Transactions with Mr. Otten

On March 28, 2001, Mr. Otten resigned as our Chairman and Chief Executive Officer.  Mr. Otten is still a major shareholder in our company and is a member of our Board of Directors.  As part of his separation agreement, we will continue to pay Mr. Otten and his executive assistant their salary and medical benefits for two years.  In addition, we have granted Mr. Otten the use of our office space for up to two years and we also transferred ownership of one of our vehicles to Mr. Otten at no charge.

Transactions with Mr. Wachter

Mr. Wachter is the founder and Chief Executive Officer of Main Street Advisors.  Main Street Advisors, through Mr. Wachter, acted as one of our investment bankers in connection with the marketing of the Steamboat ski resort for sale and also acted as our investment banker in connection with the sale of the Heavenly ski resort.  Main Street Advisors is entitled to a percentage-based fee in the event of the sale of the Steamboat ski resort or any other of our significant assets, other than the Sugarbush resort and certain undeveloped real estate properties.  During fiscal year 2002, in conjunction with the sale of the Heavenly ski resort, Main Street Advisors was paid a percentage-based fee of $1,066,221.

PART IV

Item 14

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.	Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:
Page
	Independent Auditors’ Report	F-1

	Consolidated Balance Sheets	F-2

	Consolidated Statements of Operations	F-3

	Consolidated Statements of Shareholders’ Equity (Deficit)	F-4

	Consolidated Statements of Cash Flows	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits filed as part of this report:

Exhibit No.	Description

3.1	Certificate of Incorporation of American Skiing Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the report date of October 22, 1999).

3.2

Certificate of Designation of 12% Series C-1 Convertible Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K for the report date of September 4, 2001).

3.3	Certificate of Designation of 15% Series C-2 Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K for the report date of September 4, 2001).

3.4	Certificate of Designation of Series D Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K for the report date September 4, 2001).

3.5	Amended and Restated Bylaws of the Company Adopted July 10, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K for the report date of September 4, 2001).

3.6

Articles of Merger ASC East, Inc.  and ASC West, Inc.  into American Skiing Company dated October 5, 1999 with Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).

3.7

Articles of Merger American Skiing Company into ASC Delaware, Inc.  dated October 12, 1999 with Agreement and Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).

4.1.	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the report date of October 22, 1999).

4.2	Indenture relating to 10 1/2% Repriced Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

4.3

Indenture relating to 11.3025% Convertible Subordinated Notes Due 2007 dated as of August 31, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date of September 4, 2001).

4.4	Specimen Certificate for Class A Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the report date of November 14, 2001).

4.5

Specimen Certificate for Series B Convertible Participating Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the report date of November 14, 2001).

4.6	Specimen Certificates for Series C-1 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K for the report date of November 14, 2001).

4.7	Specimen Certificates for Series C-2 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the report date of November 14, 2001).

4.8	Specimen Certificates for Series D Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the report date of November 14, 2001).

4.9

Indenture dated as of June 28, 1996 among ASC East, certain of its subsidiaries and United States Trust Company of New York, relating to Series A and Series B 12% Senior Subordinated Notes Due 2006 (incorporated by reference to Exhibit 4.1 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

4.10

First Supplemental Indenture dated as of November 12, 1997 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 25, 1998).

4.11

Second Supplemental Indenture dated as of September 4, 1998 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the Report date of October 6, 1999).

4.12

Third Supplemental Indenture dated as of August 6, 1999 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).

4.13

Fourth Supplemental Indenture dated as of October 6, 1999 among ASC East, Inc., its subsidiaries party thereto, and United States Trust Company of New York as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).

4.14

Fifth Supplemental Indenture dated as of April 19, 2002 among the Company, its subsidiaries party thereto, and The Bank of New York as Trustee (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date of April 23, 2002).

4.15	Acknowledgement of The Bank of New York as Trustee dated May 9, 2002 releasing Heavenly Valley, Limited Partnership from its guaranty under the Indenture dated as of June 28, 1996.

4.16

Amended, Restated and Consolidated Credit Agreement dated as October 12, 1999, among the Company, certain Subsidiaries as Borrowers, the Lenders party thereto, and Fleet National Bank as Agent for the Lenders (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the report date of October 22, 1999).

4.17

First Amendment to Amended Restated and Consolidated Credit Agreement among Registrant, Fleet National Bank, as Agent, and certain other lenders party thereto, dated March 6, 2000 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the report date March 14, 2000).

4.18

Second Amendment to the Amended, Restated and Consolidated Credit Agreement, dated as of April 29, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K for the Report date July 16, 2001).

4.19

Amendment to Second Amendment to Amended, Restated and Consolidated Credit Agreement, dated as of October 15, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the report date of November 14, 2001).

4.20

Third Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of September 10, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the report date of November 14, 2001).

4.21

Fourth Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of October 29, 2001 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the report date of December 12, 2001).

4.22

Fifth Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of January 14, 2002 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the report date of March 18, 2002).

4.23

Sixth Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of April 5, 2002 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent.

4.24

Seventh Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of April 28, 2002 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the report date of June 12, 2002).

4.25

Eighth Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of October 22, 2002 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent.

4.26

Ninth Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of January 7, 2003 with respect to the Amended, Restated and Consolidated Credit Agreement dated as of October 12, 1999 by and among American Skiing Company and the other borrowers party thereto, the lenders party thereto and Fleet National Bank, N.A.  as agent.

4.27

Second Amended and Restated Credit Agreement dated July 31, 2000 among American Skiing Company Resort Properties, Inc., Fleet National Bank, as Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date August 2, 2000).

4.28

First Amendment to Second Amended and Restated Credit Agreement among American Skiing Company Resort Properties, Inc.  and Fleet National Bank, as agent for the Lenders dated August 20, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the report date November 14, 2001).

4.29

Forbearance Agreement dated November 22, 2002, among American Skiing Company Resort Properties, Inc., Fleet National Bank, as Agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date November 27, 2002).

4.30

Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 25, 1998).

4.31

First Amendment Agreement Re:  Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 25, 1999).

4.32

Accession, Loan Sale and Second Amendment Agreement Re:  Loan and Security Agreement among Grand Summit Resort Properties, Inc.  and Textron Financial Corp.  and The Lenders Listed therein dated June 24, 1999 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended July 25, 1999).

4.33

Third Amendment Agreement Re:  Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of January 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the report date November 14, 2002).

4.34

Fourth Amendment Agreement Re:  Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of September 15, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the report date November 14, 2002).

4.35

Fifth Amendment Agreement Re:  Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 20, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the report date November 14, 2002).

4.36

Sixth Amendment Agreement Re:  Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

4.37

Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc.  and Textron Financial Corporation.  (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 30, 2000).

4.38

First Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc.  and Textron Financial Corporation dated August 20, 2001 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the report date November 14, 2002).

4.39

Second Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc.  and Textron Financial Corporation dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

4.40

$91,500,000 Credit Agreement dated as of February 14, 2003 among American Skiing Company, certain of its subsidiaries as borrowers, the lenders from time to time party thereto, and General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K for the report date of February 14, 2003).

10.1

Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.2

Preferred Stock Subscription Agreement dated July 9, 1999 between the Registrant and the Purchasers listed on Annex A thereto, including a form of Stockholders Agreement, Voting Agreement and Certificate of Designation relating to the preferred stock to be issued (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 9, 1999).

10.3

Stockholders Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B.  Otten and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the report date of October 22, 1999).

10.4

Amendment to Stockholders Agreement dated July 31, 2000 among the Registrant, Oak Hill Capital Partners, L.P.  and Leslie B.  Otten (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for the report date of July 31, 2000).

10.5

Securities Purchase Agreement dated July 31, 2000 among the Registrant, American Skiing Company Resort Properties, Inc.  and Oak Hill Capital Partners, L.P.  (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 31, 2000).

10.6

Securities Purchase Agreement dated as of July 15, 2001 among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership, and other entities identified in Annex A thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date of July 16, 2001).

10.7

Amendment No. 1 to Securities Purchase Agreement among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware Limited partnership dated August 22, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date of August 31, 2001).

10.8

Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.9

Purchase Agreement dated as of April 13, 1994, among Mt.  Attitash Lift Corporation, certain of its shareholders and L.B.O.  Holding, Inc.  (incorporated by reference to Exhibit 10.35 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.10

Stock Purchase Agreement dated August 17, 1994, between Sugarloaf Mountain Corporation and S-K-I Ltd.  (incorporated by reference to Exhibit 10.36 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.11

Purchase and Sale Agreement dated as of August 30, 1996, among Waterville Valley Ski Area, Ltd., Cranmore, Inc., ASC East and Booth Creek Ski Acquisition Corp.  (incorporated by reference to Exhibit 10.61 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.12

Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L.  and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.13

Purchase and Sale Agreement dated July 3, 1997, between Wolf Mountain Resorts, L.C., and ASC Utah (incorporated by reference to Exhibit 10.74 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.14

Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.15

ISDA Master Agreement between BankBoston, N.A.  and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.16

Credit Support Annex to ISDA Master Agreement between BankBoston, N.A.  and the Company dated as of May 12, 1998 (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.17

Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc.  as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp.  as Lessees (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.18

Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.19

$2,750,000 Subordinated Promissory Note dated November 1996 by Booth Creek Ski Acquisition Corp., Waterville Valley Ski Resort, Inc.  and Mount Cranmore Ski Resort, Inc., to ASC East (incorporated by reference to Exhibit 10.72 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.20

Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C.  and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 333-33483).

10.21

Indenture dated October 24, 1990, between Killington Ltd.  and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.22

Lease dated October 15, 1980, among H.  Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.23	Lease/Option dated July 19, 1984, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.41 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.24

Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.25

Lease Agreement dated as of June 21, 1994, between the Town of Wilmington, Vermont and Mount Snow, Ltd.  (incorporated by reference to Exhibit 10.46 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.26

Lease Agreement dated April 24, 1995, between Sargent, Inc.  and Mount Snow, Ltd.  (incorporated by reference to Exhibit 10.47 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.27

Amended and Restated Lease Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated November 16, 2000 (incorporated by reference to Exhibit 10.35 to American Skiing Company’s Registration Statement on Form S-4, filed on January 9, 2001).

10.28

Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C.  (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.29

Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C.  (incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.30	Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.31	Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.32	Form of Non-Qualified Stock Option Agreement (Fully-Vested) (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.33	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.34	Executive Employment Agreement between the Registrant and Mark J. Miller dated as of January 15, 2002.

10.35	Employment Agreement between the Registrant and William J. Fair dated May 17, 2000 (incorporated by reference to Exhibit 10.46 to the Company’s annual report for Fiscal Year ended July 30, 2000).

10.36	Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of July 31, 2001.

10.37	Executive Employment Agreement between the Registrant and Helen E. Wallace dated as of November 7, 2002.

10.38	Employment Letter between the Registrant and James Lacey dated July 24, 2002.

10.39	The Canyons Resort Village Management Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.40

Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.41	American Skiing Company Phantom Equity Plan dated as of December 1, 2001.

10.42	Form of Phantom Equity Plan Grant Agreement (Five Year Vesting Schedule).

10.43	Form of Phantom Equity Plan Grant Agreement (Four Year Vesting Schedule).

22.1	Subsidiaries of the Company.

23.2	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	Reports filed on Form 8-K.

The Company filed a report on Form 8-K on May 22, 2002, reporting that as of May 20, 2002, the Company’s real estate development subsidiary, American Skiing Company Resort Properties, Inc., was in default under its Real Estate Term Facility with Fleet National Bank and certain other lenders.  The Company further reported that as of May 20, 2002, its hotel development subsidiary, Grand Summit Resort Properties, Inc.  was in default under its Construction Loan Facility with Textron Financial Corporation and certain other lenders.

The Company filed a report on Form 8-K on May 24, 2002, reporting that on May 9, 2002, it completed the sale of its Heavenly resort in South Lake Tahoe, California to Vail Resorts, Inc.  Total consideration, subject to a final working capital and EBITDA adjustment, was $104.9 million, including all liabilities assumed in the transaction.  Vail Resorts, Inc., through two subsidiaries, acquired all the partnership interest in Heavenly Valley Limited Partnership, which owns all of the assets related to the operations of the resort, including two undeveloped real estate parcels.

The Company filed a report on Form 8-K on July 2, 2002, reporting that it had dismissed its independent auditors, Arthur Andersen LLP, and appointed KPMG LLP as its new independent auditors, effective immediately.

The Company filed a report on Form 8-K on October 11, 2002, reporting that it had signed an agreement with Textron Financial Corporation to resolve loan defaults under its Construction Loan Facility.

The Company filed a report on Form 8-K on November 27, 2002, reporting that it had entered into an agreement with Fleet National Bank and the other lenders under its Real Estate Term Facility for a 30-day forbearance from the exercise of lenders’ remedies.

The Company filed a report on Form 8-K on February 21, 2003, reporting that it had refinanced its existing Resort Senior Credit Facility with a new facility led by GE Capital, with additional financing provided by CapitalSource.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company
Date: March 7, 2003

	By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 7th day of March, 2003.

By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark J. Miller
Mark J. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

By:	/s/ Leslie B. Otten
Leslie B. Otten, Director

By:	/s/ Gordon M. Gillies
Gordon M. Gillies, Director

By:	/s/ David Hawkes
David Hawkes, Director

By:	/s/ Bradford E. Bernstein
Bradford E. Bernstein, Director

By:	/s/ Steven Gruber
Steven Gruber, Director

By:	/s/ J. Taylor Crandall
J. Taylor Crandall, Director

By:	/s/ William Janes
William Janes, Director

By:
Paul Wachter, Director

By:	/s/ Alexandra Hess
Alexandra Hess, Director

By:	/s/ Robert Branson
Robert Branson, Director

CERTIFICATIONS

I, William J. Fair, certify that:

1.               I have reviewed this annual report on Form 10-K of American Skiing Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  March 7, 2003

By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

I, Mark J. Miller, certify that:

1.               I have reviewed this annual report on Form 10-K of American Skiing Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  March 7, 2003

By:	/s/ Mark J. Miller
Mark J. Miller
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Independent Auditors’ Report

To the Board of Directors and Shareholders of

American Skiing Company:

We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 28, 2002 and July 29, 2001 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended July 28, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Skiing Company and subsidiaries as of July 28, 2002 and July 29, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended July 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, in the fiscal year ended July 28, 2002 and as a result changed its method of accounting for goodwill and intangible assets.

//KPMG LLP//

Salt Lake City, Utah

January 15, 2003, except with respect to the sixth

and seventh paragraphs of Note 1, the fifth paragraph

of Note 8, the second paragraph of Note 9, the twelfth

paragraph of Note 18, and the third and fourth paragraphs

of Note 22, for which the date is February 14, 2003

American Skiing Company

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 29, 2001	July 28, 2002
Assets
Current assets
Cash and cash equivalents	$11,592	$6,924
Restricted cash	1,372	2,925
Accounts receivable, net of allowance for doubtful accounts of approximately $428 and $1,000, respectively	14,323	9,818
Inventory	4,451	4,057
Prepaid expenses	4,658	4,264
Assets held for sale, net (Note 20)	8,934	—
Deferred income taxes	2,137	6,167
Current assets of discontinued operations (Note 20)	4,528	—
Total current assets	51,995	34,155

Property and equipment, net	436,547	395,566
Real estate developed for sale	134,236	50,878
Goodwill, net	18,658	—
Intangible assets, net	19,679	9,540
Deferred financing costs, net	16,714	8,561
Other assets	28,360	23,293
Long-term assets of discontinued operations (Note 20)	100,849	—
	$807,038	$521,993

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Current portion of long-term debt (Note 5)	$74,964	$103,495
Current portion of subordinated notes and debentures (Note 8)	549	1,074
Accounts payable and other current liabilities	66,128	52,182
Deposits and deferred revenue	11,588	8,533
Current liabilities of discontinued operations (Note 20)	5,632	—
Total current liabilities	158,861	165,284

Long-term debt, excluding current portion (Note 5)	212,175	76,855
Subordinated notes and debentures, excluding current portion (Note 8)	126,564	139,617
Other long-term liabilities	35,298	28,320
Deferred income taxes	2,137	6,167
Long-term liabilities of discontinued operations (Note 20)	2,809	—
Total liabilities	537,844	416,243
Commitments and contingencies (Note 18)

Mandatorily Redeemable Convertible 10½% Series A Preferred Stock par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including cumulative dividends in arrears (redemption value of $54,102 and $60,032, respectively)	54,102	60,032
Mandatorily Redeemable 8½% Series B Preferred Stock 150,000 shares authorized, issued and outstanding, including cumulative dividends in arrears (redemption value of $178,016 and $0, respectively)	170,266	—
Mandatorily Redeemable Convertible 12% Series C-1 Preferred Stock par value of $0.01 per share; 40,000 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $44,532)	—	43,884
Mandatorily Redeemable 15% nonvoting Series C-2 Preferred Stock par value of $0.01 per share; 139,453 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $159,404)	—	157,139
Mandatorily Redeemable Series D Preferred Stock (Note 9)	—	—

Shareholders’ Equity (Deficit)
Common stock, Class A, par value $.01 per share; 15,000,000 shares authorized; 14,760,530 issued and outstanding	148	148
Common stock, par value of $.01 per share; 100,000,000 shares authorized; 15,957,593 and 16,963,611 issued and outstanding, respectively	160	170
Additional paid-in capital	270,853	277,422
Accumulated deficit	(226,335)	(433,045)
Total shareholders’ equity (deficit)	44,826	(155,305)
Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity (deficit)	$807,038	$521,993

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	July 30, 2000	July 29, 2001	July 28, 2002
Net revenues:
Resort	$240,226	$275,686	$243,842
Real estate	132,063	96,864	28,274
Total net revenues	372,289	372,550	272,116

Operating expenses:
Resort	170,156	187,715	166,968
Real estate	123,837	93,422	30,091
Marketing, general and administrative	46,903	49,011	46,699
Merger, restructuring and asset impairment charges (Note 13)	—	76,015	111,608
Depreciation and amortization	38,533	38,041	30,846
Write-off of deferred financing costs	1,017	—	3,338
Total operating expenses	380,446	444,204	389,550

Loss from operations	(8,157)	(71,654)	(117,434)

Interest expense, net	35,748	53,372	50,144

Loss from continuing operations before benefit from income taxes and cumulative effects of changes in accounting principles	(43,905)	(125,026)	(167,578)

Benefit from income taxes	10,162	—	—

Loss from continuing operations before cumulative effects of changes in accounting principles	(33,743)	(125,026)	(167,578)

Income from discontinued operations of Heavenly resort, net of income taxes of $3,961, $0 and $0, respectively	2,989	4,302	12,317

Loss before cumulative effects of changes in accounting principles	(30,754)	(120,724)	(155,261)

Cumulative effects of changes in accounting principles (net income taxes of ($449), $1,538 and $0, respectively) (Note 15)	(704)	2,509	(18,658)

Net loss	(31,458)	(118,215)	(173,919)

Accretion of discount and dividends on mandatorily redeemable preferred stock	(20,994)	(23,357)	(32,791)

Net loss available to common shareholders	$(52,452)	$(141,572)	$(206,710)

Basic and diluted net loss per share: (Note 3)
Loss from continuing operations before cumulative effects of changes in accounting principles	$(1.81)	$(4.86)	$(6.34)
Income from discontinued operations, net of taxes	0.10	0.14	0.39
Cumulative effects of changes in accounting principles, net of taxes	(0.02)	0.08	(0.59)
Net loss available to common shareholders	$(1.73)	$(4.64)	$(6.54)
Weighted average common shares outstanding	30,393	30,525	31,628

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Class A Common stock		Common stock		Additional Paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of July 25, 1999	14,760,530	$148	15,526,243	$155	$268,663	$(32,311)	$236,655
Exercise of Common Stock options	—	—	182,390	2	363	—	365
Amortization of deferred compensation	—	—	—	—	929	—	929
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(20,994)	(20,994)
Net loss	—	—	—	—	—	(31,458)	(31,458)
Balance as of July 30, 2000	14,760,530	148	15,708,633	157	269,955	(84,763)	185,497
Exercise of Common Stock options	—	—	248,960	3	495	—	498
Amortization of deferred compensation	—	—	—	—	387	—	387
Other paid-in capital	—	—	—	—	16	—	16
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(23,357)	(23,357)
Net loss	—	—	—	—	—	(118,215)	(118,215)
Balance as of July 29, 2001	14,760,530	148	15,957,593	160	270,853	(226,335)	44,826
Exercise of Common Stock options	—	—	6,018	—	12	—	12
Amortization of deferred compensation	—	—	—	—	69	—	69
Issuance of Common Stock	—	—	1,000,000	10	990	—	1,000
Extinguishment of warrants in connection with recapitalization	—	—	—	—	5,501	—	5,501
Other paid-in capital	—	—	—	—	(3)	—	(3)
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(32,791)	(32,791)
Net loss	—	—	—	—	—	(173,919)	(173,919)
Balance as of July 28, 2002	14,760,530	$148	16,963,611	$170	$277,422	$(433,045)	$(155,305)

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	July 30, 2000	July 29, 2001	July 28, 2002
Cash flows from operating activities
Net loss	$(31,458)	$(118,215)	$(173,919)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,028	46,996	37,570
Discount on convertible debt	368	992	1,436
Non-cash interest on junior subordinated notes	—	—	1,283
Deferred income taxes	(7,155)	1,366	—
Stock compensation charge	929	387	69
Write-off of deferred financing costs	1,017	—	3,338
Cumulative effects of changes in accounting principles	1,153	(4,047)	18,658
(Gain) loss from sale / impairment of assets, net	(1,449)	66,746	115,264
Decrease (increase) in assets:
Restricted cash	(796)	6,052	(1,553)
Accounts receivable, net	(1,702)	(7,539)	5,897
Inventory	427	621	2,853
Prepaid expenses	(3,098)	2,757	1,071
Real estate developed for sale	(43,406)	48,639	19,901
Other assets	2,528	(3,988)	(6,991)
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	(6,994)	(1,375)	(21,741)
Deposits and deferred revenue	(4,920)	(2,583)	(4,814)
Other long-term liabilities	3,637	7,767	586
Net cash (used in) provided by operating activities	(43,891)	44,576	(1,092)

Cash flows from investing activities
Payments for purchases of businesses, net of cash acquired	(345)	(171)	—
Capital expenditures	(27,229)	(23,842)	(7,531)
Proceeds from sale of assets	10,175	623	102,214
Other, net	(4)	—	—
Net cash (used in) provided by investing activities	(17,403)	(23,390)	94,683

Cash flows from financing activities
Proceeds from Resort Senior Credit Facility	136,019	139,122	106,913
Repayment of Resort Senior Credit Facility	(218,467)	(114,310)	(190,141)
Proceeds from long-term debt	139	—	26,500
Repayment of long-term debt	(11,105)	(7,149)	(26,660)
Proceeds from real estate debt	139,026	29,905	19,803
Repayment of real estate debt	(113,353)	(60,787)	(35,478)
Payment of deferred financing costs	(4,604)	(8,968)	(206)
Net proceeds from issuance of mandatorily redeemable securities	136,186	—	—
Payments on demand note	(1,830)	—	—
Proceeds from issuance of common stock	—	—	1,000
Proceeds from issuance of warrants	—	2,000	—
Proceeds from exercise of stock options	365	498	12
Other, net	—	10	(2)
Net cash (used in) provided by financing activities	62,376	(19,679)	(98,259)
Net (decrease) increase in cash and cash equivalents	1,082	1,507	(4,668)
Cash and cash equivalents, beginning of year	9,003	10,085	11,592
Cash and cash equivalents, end of year	$10,085	$11,592	$6,924

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,754	$54,385	$54,499
Cash paid (refunded) for income taxes, net	(60)	(37)	100

Supplemental schedule of noncash investing and financing activities:
Non-cash transfer of real estate developed for sale to property and equipment	$27,758	$26,904	$—
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	20,994	23,357	32,791

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Notes to Consolidated Financial Statements

1.                                      Business Environment and Management’s Plans

Existing Situation

American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) have adopted a comprehensive strategic plan designed to improve financial performance and address the issues resulting from its significant debt levels and lack of liquidity.  The Company’s real estate development subsidiary (Resort Properties) is in default on its senior credit facility (Real Estate Term Facility) and the lenders have notified Resort Properties that they have accelerated the due date for all principal and interest to be due and payable immediately (see Note 7). The Company was required to redeem its Series A Preferred Stock on November 12, 2002, to the extent that the Company had funds legally available for such redemption.  The Series A Preferred Stock was not redeemed on November 12, 2002 (see Note 9).

Comprehensive Strategic Plan

The Company has undertaken a number of initiatives to improve its financial condition and ongoing operations.  These initiatives have include the following key components:

•                  A comprehensive financial restructuring package, including amendments to its senior credit facilities, new capital infusion to enhance financial flexibility and refinancing of its resort senior credit facility (Resort Senior Credit Facility) to improve financial flexibility.

•                  Reorganization, staff reduction and performance enhancement programs designed to achieve operational cost savings and improve financial performance.

•                  Sale of Heavenly and Sugarbush resorts to reduce the debt of the Company.

•                  Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

Management has completed several components of this plan, including restructuring certain of the Company’s most significant credit agreements, obtaining an additional capital infusion from Oak Hill Capital Partners, L.P., sale of the Heavenly and Sugarbush resorts, implementation of a staff reorganization plan to improve operational efficiencies and strategic redeployment of management.  The ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan element, successfully restructuring the Real Estate Term Facility.

Actions in Progress

On March 30, 2002, American Skiing Company Resort Properties, Inc. (Resort Properties) failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

There is no assurance that negotiations will be successfully completed, or that the terms under which the payment defaults pending under the Real Estate Term Facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company’s developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company’s real estate development subsidiaries (including Grand Summit Resort Properties, Inc. (Grand Summit)) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company’s hotel development subsidiary, Grand Summit), and other customary secured creditor remedies.  As of July 28, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $124.7 million.  This collateral includes $87.7 million of Grand Summit assets pledged under the Company’s $42.0 million real estate construction loan facility.

As part of its comprehensive strategic plan to restructure its debt, the Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a new $91.5 million senior secured loan facility (the New Resort Credit Facility).  The New Resort Credit Facility replaces the Company’s existing resort senior credit facility (Resort Senior Credit Facility) (see Note 6) and is secured by substantially all the assets of the Company and the assets of its resort operating subsidiaries.  Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility.  The New Resort Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million of which approximately $4.1 million of L/C’s was outstanding on the funding date of February 18, 2003.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.

•                  Tranche A Term Loan -  $25.0 million borrowed on the funding date of February 18, 2003.

•                  Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

•                  Tranche B Term Loan -  $20.0 million borrowed on the funding date of February 18, 2003.

The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25% (payable monthly).  The Supplemental Term Loan also requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0% (payable monthly) with an interest rate floor of 12.25%.  The New Resort Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company’s capital expenditures and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The financial covenants of the New Resort Credit Facility are less restrictive than those of the Resort Senior Credit Facility (see Note 22). The New Resort Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.

2.             Basis of Presentation

ASC is organized as a holding company and operates through various subsidiaries. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies.  The Company operates in two business segments, the operation of ski resorts and real estate development (see Note 16).  ASC owned and operated the following ski resorts during Fiscal 2002: Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, Steamboat Ski & Resort Corporation (Steamboat) in Colorado, and Heavenly Valley Ski & Resort Corporation (Heavenly) in California/Nevada.  During Fiscal 2001 and 2000, ASC also owned and operated the Sugarbush resort in Warren, Vermont, which was sold in September 2001.  Heavenly was sold in May 2002. The assets, liabilities and results of Heavenly’s operations have been reflected as discontinued operations for all years presented.  The Company conducts its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties), and Resort Properties’ subsidiaries, including Grand Summit Resort Properties, Inc. (Grand Summit) and Canyons Resort Properties, Inc.

ASC was formed on June 17, 1997, when Leslie B. Otten (Mr. Otten) exchanged his 96% ownership interest in ASC East, Inc. (ASC East) for 100% of the common stock of ASC. In conjunction with the formation of ASC, the Company recorded the 4% minority interest in ASC East.  On January 23, 1998, the Company and the holders of the minority interest in ASC East entered into an agreement whereby the Company issued 615,022 shares of common stock in exchange for all shares of ASC East common stock held by the minority shareholders.

On October 10, 1997, the Company approved an increase in authorized shares of common stock, a new issue of Class A common stock, the conversion of 100% of the outstanding common stock to Class A common stock and a 14.76 for 1 stock split of Class A common stock.

The Company consummated an initial public offering (the Offering) on November 6, 1997.  The Company sold 14.75 million shares of common stock in the Offering at a price of $18.00 per share.  Net proceeds to the Company after expenses of the Offering totaled $244.3 million.  Of the 14.75 million shares sold in the Offering, 833,333 shares were purchased by Mr. Otten.

On August 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) to Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill) for $150 million (collectively, the Oak Hill Transaction).  As part of the Series B Agreement, the Company also agreed to move its state of incorporation from Maine to Delaware by merging the Company (ASC East and ASC West) into a wholly owned Delaware subsidiary and amending its articles of incorporation (the Delaware Reincorporation).  Under the Delaware Reincorporation, which took place on October 12, 1999, the Company was merged into a newly formed Delaware subsidiary (ASC Delaware) that survived the merger and that has a capital structure identical to the Company’s prior to the merger.

3.             Summary of Significant Accounting Principles

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Skiing Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The period ended July 30, 2000 (Fiscal 2000) consisted of a fifty-three week period.  The periods ended July 29, 2001 and July 28, 2002 (Fiscal 2001 and Fiscal 2002, respectively) each consisted of fifty-two weeks.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.  Cash equivalents totaled approximately $2.2 million and $2.1 million as of July 29, 2001 and July 28, 2002, respectively.

Restricted Cash

Restricted cash consists of deposits received and held in escrow related to pre-sales of real estate developed for sale and guest advance deposits for lodging reservations.  The cash becomes available to the Company when the real estate units are sold or the lodging services are provided.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists primarily of retail goods, food and beverage products.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation relating to its operating assets during the second and third quarters of the Company’s fiscal year.

Real Estate Developed for Sale

The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property has been developed to the point it is ready for sale.  The cost of sales for individual parcels of real estate or quartershare units within a project is determined using the relative sales value method. Selling costs are charged to expense in the period in which the related revenue is recognized.

Goodwill and Other Intangible Assets

During the first quarter of Fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and was required to evaluate its existing intangible assets and goodwill in a transitional impairment analysis.  As a result of the transitional impairment analysis, the Company recorded an impairment loss of $18.7 million representing 100% of its goodwill.  This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for Fiscal 2002.  Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

Prior to the adoption of SFAS No. 142, goodwill, which represents the excess of the purchase price over the fair value of the net assets (including tax attributes and minority interest) acquired in purchase transactions, and other indefinite-lived intangibles were amortized on a straight-line basis over the expected periods to be benefited, up to 40 years. Goodwill and other indefinite-lived intangibles were assessed for recoverability by determining whether the amortization of the carrying amounts over their remaining useful lives could be recovered through undiscounted future cash flows of the acquired operation or assets.

As of July 29, 2001 and July 28, 2002, acquired intangible assets (other than goodwill) relate entirely to the resort segment and consist of the following (in thousands):

	July 29, 2001	July 28, 2002
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(173)	(231)
	1,680	1,622

Indefinite-lived Intangible Assets:
Trade names	10,251	170
Water rights	7,748	7,748
Intangible Assets, net	$19,679	$9,540

Amortization expense related to goodwill and other intangible assets was approximately $2.4 million, $2.4 million, and $58,000 for Fiscal 2000, Fiscal 2001, and Fiscal 2002, respectively.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.  During Fiscal 2002, impairment losses totaling approximately $10.1 million for trade names existing at the Steamboat resort were recorded.

Had SFAS No. 142 been adopted prior to Fiscal 2000, loss before cumulative effects of changes in accounting principles and net loss available to common shareholders for Fiscal 2000 and Fiscal 2001 would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

Fiscal Years Ended	2000	2001
Loss before cumulative effects of changes in accounting principles
As reported	$(30,754)	$(120,724)
Pro forma	(28,343)	(118,256)

Net loss available to common shareholders
As reported	$(52,452)	$(141,572)
Pro forma	(50,041)	(139,104)

Net loss per share available to
common shareholders
As reported	$(1.73)	$(4.64)
Pro forma	(1.65)	(4.56)

Deferred Financing Costs

Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization.  Amortization is calculated on a straight-line basis over the respective original lives of the applicable issues. Amortization calculated on a straight-line basis is not materially different from amortization that would have resulted from using the effective interest method.  As of July 29, 2001 and July 28, 2002, deferred financing costs were $16.7 million and $8.6 million, respectively, net of accumulated amortization.  Amortization expense related to deferred financing costs was $3.0 million, $3.1 million and $4.6 million for Fiscal 2000, Fiscal 2001, and Fiscal 2002, respectively.  In connection with the early extinguishment of debt in Fiscal 2000 and Fiscal 2002, the Company recorded a write-off of deferred financing costs of approximately $1.0 million and $3.3 million, respectively, in the accompanying consolidated statements of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-fund Requirements” which required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  Under SFAS No. 145, such items would be classified as an extraordinary item only if they meet the criteria in APB Opinion No. 30.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, but may be early adopted as of the beginning of the fiscal year.  The Company adopted SFAS No. 145 effective July 30, 2001 (Fiscal 2002).  The adoption of this pronouncement resulted in the classification of $1.0 million and $3.3 million in losses related to the extinguishment of debt as write-off of deferred financing costs during Fiscal 2000 and Fiscal 2002, respectively.

Long-Lived Assets

On July 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of”.  Long-lived assets, such as property, plant and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Prior to the adoption of SFAS No. 144, the Company accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  During Fiscal 2002, the Company completed the sale of its Sugarbush resort (see Note 20) and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to the Company’s adoption of SFAS No. 144.

During May 2001, the Company initiated a significant restructuring plan.  As part of that plan, the Company entered into amendments to its key credit facilities which permitted the Company to pursue a comprehensive strategic plan for both its resort and real estate businesses.  Based on the terms of the restructuring plan and the amended credit facilities, management determined at the end of Fiscal 2001 that no impairment had occurred to any of the Company’s major assets.

Although many elements of the restructuring plan and the comprehensive strategic plan have been successfully executed, key subsequent events have caused management to re-assess the realizability of certain of the Company’s assets.  Those key events are as follows:

•                  In the second quarter of Fiscal 2002, the Company entered into a purchase and sale agreement for the sale of its Steamboat resort.  The sale of the Steamboat ski resort was a key element underlying the May 2001 restructuring plan and the amendments to both the resort and real estate senior credit facilities.  As a result of the lower than expected potential sales price for the Steamboat resort, which was a result of declining economic conditions in the leisure and resort sector, the Company determined that a write-down of approximately $52.0 million was required on the Steamboat assets and recorded that impairment charge in the fourth quarter of Fiscal 2001.

•                  The events of the September 11th terrorist attacks negatively impacted the resort sector economic strength and were especially damaging to valuations of destination resorts such as Steamboat.  As a result, the potential buyer of Steamboat experienced difficulty in completing its financing package and re-opened negotiations with the Company on the terms of its original offer.  Based on these renegotiations and a revised purchase and sale agreement, the Company recorded an additional $25.4 million impairment charge during the second quarter of Fiscal 2002.

•                  On May 9, 2002, the Company completed the sale of Heavenly to Vail Resorts, Inc.  (Vail).  The Company determined that the sale of Heavenly more closely achieved its restructuring objectives and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction.  As a result, the Company concluded that it would not proceed with the sale of its Steamboat resort.

•                  The Steamboat transaction was to provide approximately $7.5 million to Resort Properties because the transaction included the sale of certain large real estate parcels. The assumption that these parcels would be sold in conjunction with the sale of Steamboat was key to management's earlier impairment analysis performed in the second quarter of Fiscal 2002.

•                  Coupled with this was the dramatic downturn in the resort sector economic strength that followed the events of September 11th and a rapidly declining stock market.  These developments severely affected real estate sales of quartershare inventory in Utah and Colorado which further weakened Resort Properties’ financial health.  In March 2002, Resort Properties defaulted on its Real Estate Term Facility and opened re-negotiations with both its construction loan facility lender, Textron Financial Corporation (Textron), and its Real Estate Term Facility lender, Fleet National Bank (Fleet).

•                  As of May 20, 2002, Resort Properties was in default under its Real Estate Term Facility with Fleet National Bank and certain other lenders due to its failure to make a mandatory payment of principal.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. The Company has successfully completed negotiations with Textron to restructure the Construction Loan Facility and has eliminated the defaults in that facility.  However, while negotiations continue with Fleet and the other lenders on a restructuring plan, those negotiations are not yet complete and may result in a significant change in ownership, control and future access to value creation from the assets held by Resort Properties.

Until May 20, 2002, Resort Properties had been able to obtain waivers or amendments to the Real Estate Term Facility whenever there were defaults.  However, given the combination of (1) extreme slow down in the resort sector economy and especially the slowdown in the real estate market, (2) the conservative lending environment, and (3) the negative terms of the Textron restructuring and the possible negative terms of the Fleet restructuring, management determined that a significant adverse change in the economic environment and in the business plans of the Company occurred in the fourth quarter of Fiscal 2002.  This adverse change affected the realizability of the Company’s long-lived assets and the Company recorded appropriate impairments as discussed in Note 13.

Revenue Recognition

Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase.  Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the Company’s second and third quarters of its fiscal year.  The Company’s remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investment has been received and no continuing involvement exists. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Interest

Interest is expensed as incurred except when it is capitalized in connection with significant capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying actual interest rates to the borrowings required to finance the construction.  During Fiscal 2000, 2001, and 2002, the Company incurred total interest costs of $51.1 million, $55.5 million, and $50.1 million, respectively, of which $15.4 million, $2.1 million, and $0, respectively, have been capitalized to property and equipment and real estate developed for sale.

Employee Savings Plan

The Company has a 401(k) plan that allows employees to defer up to 15% of their income and provides for the matching of participant contributions at the Company’s discretion.  The Company’s matching contributions to the 401(k) plan for Fiscal 2000, 2001, and 2002 were approximately $381,000, $387,000, and $307,000, respectively.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  As of July 29, 2001 and July 28, 2002, advertising costs of approximately $174,000 and $169,000, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheets.  Advertising expense for Fiscal 2000, 2001, and 2002 was approximately $6.3 million, $7.9 million, and $6.8 million, respectively.

Seasonality

The Company’s revenues are highly seasonal in nature.  Over the last five fiscal years, the Company has realized an average of approximately 86% of resort revenues and over 100% of resort EBITDA and net income during the period from November through April, and a significant portion of resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks.  In addition, the Company’s resorts typically experience operating losses and negative cash flows for the period from May through November.

A high degree of seasonality in the Company’s revenues increases the impact of certain events on its operating results.  Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during peak business periods could reduce revenues.  Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions.  Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

Earnings Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock (such as Mandatorily Redeemable Preferred Stock) were exercised or converted into common stock.  In periods where losses are recorded, potentially dilutive securities would decrease the loss per share and therefore are not added to the weighted average shares outstanding.  For Fiscal 2000, 2001, and 2002, basic and diluted net loss per share are as follows:

	Fiscal 2000	Fiscal 2001	Fiscal 2002
	(in thousands, except per share amounts)
Loss
Loss from continuing operations before cumulative effect of changes in accounting principles	$(33,743)	$(125,026)	$(167,578)
Income from discontinued operations, net of tax	2,989	4,302	12,317
Accretion of discount and dividends on mandatorily redeemable preferred stock	(20,994)	(23,357)	(32,791)
Loss before cumulative effect of changes in accounting principles accounting change	(51,748)	(144,081)	(188,052)
Cumulative effect of changes in accounting principles, net of tax	(704)	2,509	(18,658)
Net loss available to common shareholders	$(52,452)	$(141,572)	$(206,710)

Shares
Total weighted average common shares outstanding (basic and diluted)	30,393	30,525	31,628

Basic and diluted loss per common share
Loss from continuing operations before cumulative effect of changes in accounting principles	$(1.81)	$(4.86)	$(6.34)
Income from discontinued operations, net of taxes	0.10	0.14	0.39
Cumulative effect of changes in accounting principles, net of taxes	(0.02)	0.08	(0.59)
Net loss available to common shareholders	$(1.73)	$(4.64)	$(6.54)

The Company had outstanding 186,626, 186,626 and 76,626 shares of convertible preferred stock as of July 30, 2000, July 29, 2001, and July 28, 2002, respectively.  These shares are convertible into shares of the Company’s common stock (see Note 9).  If converted at their liquidation preferences as of July 30, 2000, July 29, 2001, and July 28, 2002, these convertible preferred shares would convert into 33,870,209, 37,701,670 and 39,136,243 shares of common stock, respectively.  However, the common stock shares into which these securities are convertible have not been included in the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.  The Company also has 4,043,319, 4,590,297 and 4,226,579 options outstanding to purchase shares of its common stock under the Company’s stock option plan as of July 30, 2000, July 29, 2001, and July 28, 2002, respectively.  These shares are also excluded from the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.

Stock Compensation

The Company’s stock option plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 19).

Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company’s resort and real estate senior credit facilities and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 28, 2002.  The fair value of the Company’s subordinated notes and interest rate swap agreements have been estimated using quoted market values. The fair value of the Company’s other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

The estimated fair values of the Senior Subordinated Notes, Convertible Subordinated Notes, other subordinated debentures and interest rate swap agreements as of July 29, 2001 and July 28, 2002 are presented below (in thousands):

	July 29, 2001		July 28, 2002
	Carrying amount	Fair value	Carrying amount	Fair Value
12% Senior Subordinated Notes	$117,816	$81,000	$118,160	$84,000
11.3025% Convertible Subordinated Notes	—	—	13,783	14,715
Other subordinated debentures	9,297	7,526	8,748	8,118
Interest rate swap agreements (asset)	11,216	11,216	17,631	17,631
Interest rate swap agreements (liability)	20,234	20,234	25,314	25,314

Derivative Financial Instruments

All derivatives are recognized on the balance sheet at their fair values.  On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  As of July 28, 2002, the Company only holds interest rate swap agreements, which are classified as cash flow hedges and carries the derivatives at their fair value on the balance sheet, and recognizes any changes in their fair value in current period operations.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates.  The effect of any future change in tax rates is recognized in the period in which the change occurs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts and disclosures reported in the accompanying consolidated financial statements.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements and related notes have been reclassified to reflect the classification of the assets, liabilities and results of operations of Heavenly as discontinued operations, the termination of the plan to sell the Steamboat resort (see Note 20) and the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  Also, certain other amounts in the prior years’ financial statements and related notes have been reclassified to conform to the Fiscal 2002 presentation.

Recently Issued Accounting Standards

 In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 on July 29, 2002 (Fiscal 2003), as required.  The Company believes the adoption of SFAS No. 143 will not have a material impact on its results of operations, financial position, or liquidity.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on its results of operations, financial position, or liquidity.

4.             Property and Equipment

Property and equipment consists of the following (in thousands):

	July 29, 2001	July 28, 2002
Buildings and grounds	$193,077	$188,968
Machinery and equipment	135,037	135,130
Lifts and lift lines	126,792	125,922
Trails	27,271	23,315
Land improvements	18,261	9,294
	500,438	482,629
Less: accumulated depreciation	144,077	167,626
	356,361	315,003

Land	77,621	78,060
Construction-in-process	2,565	2,503
Property and equipment, net	$436,547	$395,566

Property and equipment includes approximately $38.5 million and $31.6 million of machinery and equipment and lifts held under capital lease obligations as of July 29, 2001 and July 28, 2002, respectively.  As of July 29, 2001 and July 28, 2002, related accumulated amortization on property and equipment held under capital lease obligations was approximately $12.1 million and $9.2 million, respectively.  Total depreciation and amortization expense relating to all property and equipment was $34.1 million, $32.3 million, and $26.7 million for Fiscal 2000, 2001, and 2002, respectively.

5.             Long-Term Debt

Long-term debt consists of (dollar amounts in thousands):

	July 29, 2001	July 28, 2001
Resort Senior Credit Facility (see Notes 1, 6 and 22)	$142,848	$58,657

Real Estate Term Facility (see Notes 1, 7 and 22)	62,093	58,191

Real estate construction loan facility with a face value of $110,000 (see Notes 1, 7 and 22)	49,424	36,555

Real estate construction loan facility with a face value of $10,000 to provide additional funds for the completion of the Steamboat Grand Hotel (see Note 7 and Note 22)	5,180	5,474

Real estate mortgage note payable with a face value of $2,427 secured by an employee housing complex at the Company’s Steamboat resort. The note is on a 15-year amortization schedule, maturing in July 2020 and principal and interest are payable monthly. The interest rate is reset on January 1 of each year to the prime rate of the lending institution.	2,330	2,231

Note payable with a face value of $2,250. The note bears interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term. The principal is due in full in December 2012.	2,250	2,250

Real estate note payable to general contractor with a face value of $3,878 secured by quartershare inventory at the Company’s Steamboat resort. The note was payable from time to time upon the sale of quartershare units with the entire unpaid principal and any interest accrued due on March 31, 2002. The note is currently in default and bears interest at a default rate of 18% per annum.	—	2,055

Subordinated debentures issued with an original face value of $2,101. The initial coupon rate is 6% per annum and is adjusted annually in accordance with the agreement. Interest is payable annually in May beginning in 1995. The debentures matured and were repaid in April 2002.	1,867	—

Note payable with a face value of $1,600. Interest is payable monthly beginning January 1998 for a 30-year term. The interest rate is 7% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55% per annum for the final 10 years. The principal is due in full in December 2027.	1,600	1,600

Obligations under capital leases	18,698	13,063
Other notes payable	849	274
	287,139	180,350
Less: current portion	74,964	103,495
Long-term debt, excluding current portion	$212,175	$76,855

The carrying values of the above debt instruments approximate their fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 28, 2002.  As of July 28, 2002, the Company had letters of credit outstanding totaling approximately $4.5 million

Long-term debt and subordinated notes and debentures (see Note 8) mature as follows (in thousands):

	Long-term debt	Subordinated notes and debentures	Total Debt
2003	$104,633	$1,074	$105,707
2004	34,811	1,466	36,277
2005	6,813	—	6,813
2006	30,543	—	30,543
2007	145	133,783	133,928
2008 and thereafter	5,387	6,208	11,595
Interest related to capital lease obligations (rates ranging from 5.0% to 12.2%)	(1,982)	—	(1,982)
Debt discount	—	(1,840)	(1,840)
	180,350	140,691	321,041
Less current portion	103,495	1,074	104,569
Non-current portion of long-term debt	$76,855	$139,617	$216,472

6.             Resort Senior Credit Facility

The Company established a senior credit facility on November 12, 1997 and repaid the indebtedness under the Company’s then existing credit facility.  On October 12, 1999, this senior credit facility was amended, restated and consolidated from two sub-facilities to a single facility (Resort Senior Credit Facility). The Resort Senior Credit Facility consists of a revolving credit facility in the amount of $52.1 million and a term facility in the amount of $32.2 million.  The revolving portion of the Resort Senior Credit Facility matures on May 31, 2004, and the term portion matures on May 31, 2006.  The Resort Senior Credit Facility is secured by substantially all of the assets of ASC and its subsidiaries, except the real estate development subsidiaries, which are not borrowers under the Resort Senior Credit Facility (collectively, the borrowing subsidiaries are referred to as the Restricted Subsidiaries).  In conjunction with the restructuring of the Resort Senior Credit Facility, the Company expensed a pro-rata portion of its existing deferred financing costs in the amount of $1.0 million during Fiscal 2000 and $3.3 million during Fiscal 2002 which are reflected in the accompanying consolidated statements of operations as a write-off of deferred financing costs.

The maximum availability under the revolving portion of the Resort Senior Credit Facility reduces over its term by certain prescribed amounts.  As of July 29, 2001 and July 28, 2002, the outstanding balance of the revolver portion was $73.9 million and $26.4 million, respectively.  Total availability under the revolver, as defined by the Resort Senior Credit Facility, is limited to the amounts below:

Closing Date – July 28, 2002	$38,000,000
July 29, 2002 – October 27, 2002	$48,000,000
October 28, 2002 – December 31, 2002	$52,100,000
January 1, 2003 – January 26, 2003	$45,000,000
January 27, 2003 – March 15, 2003	$23,000,000
March 16, 2003 – April 27, 2003	$10,000,000
April 28, 2003 – July 28, 2003	$40,000,000
July 29, 2003 – October 27, 2003	$50,000,000
October 28, 2003 – December 31, 2003	$52,100,000
January 1, 2004 – January 26, 2004	$45,000,000
January 27, 2004 – March 15, 2004	$25,000,000
March 16, 2004 – April 27, 2004	$10,000,000
April 28, 2004 – May 31, 2004	$40,000,000

The term portion of the Resort Senior Credit Facility amortizes in five annual installments of $650,000 payable on May 31 of each year, with the remaining portion of the principal due in two substantially equal installments on May 31, 2005 and May 31, 2006.  As of July 29, 2001 and July 28, 2002, the outstanding balance of the term portion totaled $63.7 million and $32.2 million, respectively.  In addition, the Resort Senior Credit Facility requires mandatory prepayment of the term portion and a reduction in the availability under the revolving portion of an amount equal to 50% of the consolidated excess cash flows (as defined in accordance with the Resort Senior Credit Facility) during any period in which the excess cash flow leverage ratio exceeds 3.50 to 1. This did not occur in any of the years presented.

The interest rate on all outstanding term and revolving credit amounts under the Resort Senior Credit Facility is equal to the Fleet National Bank Base Rate plus 4.25%, but in no event will be less than 9.75% (9.75% as of July 28, 2002).  The Resort Senior Credit Facility included a provision for a deferred interest spread, pursuant to which interest accrued (effective on May 1, 2001) at a rate of 2% per annum on all amounts outstanding under the facility.  The Company failed to make an optional prepayment on December 24, 2001 and as a result, the deferred interest spread continued to accrue until May 9, 2002, when the Company completed the sale of its Heavenly resort and made the required payments.

The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining certain financial ratios.  The Resort Senior Credit Facility also places an annual maximum level of non-real estate capital expenditures.  For Fiscal 2002, the Company did not exceed the maximum capital expenditure requirement.  The Resort Senior Credit Facility restricts the Company’s ability to pay dividends on its common stock (see Note 11).  The Company was in compliance with all covenants related to the Resort Senior Credit Facility through July 28, 2002.

As discussed in Notes 1 and 22, subsequent to July 28, 2002, the Company completed the refinancing of its Resort Senior Credit Facility on February 14, 2003 and the New Resort Credit Facility was funded on February 18, 2003.

7.             Real Estate Term Facility and Construction Loan Facility

Real Estate Term Facility

On July 31, 2000, the Company entered into a Second Amended and Restated Credit Agreement between Resort Properties, Fleet National Bank and the lenders party thereto (the Real Estate Term Facility).  This fully syndicated $73 million facility replaced Resort Properties’ previous un-syndicated $58 million Real Estate development term loan facility. The Real Estate Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties’ assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit).  Effective May 20, 2002, Resort Properties defaulted on the Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million.  As a result, all indebtedness under this facility is currently due and payable.  The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

•                  Tranche A is a revolving facility with a current maximum principal amount of $22 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0%, payable monthly in arrears.  As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (6.75% as of July 28, 2002).  Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels.  Prior to the default, the remaining principal was scheduled to be paid on June 30, 2003.

•                  Tranche B is a term loan facility that has a maximum principal amount of $25 million, bears interest at a fixed rate of 18% per annum, of which 10% per annum is payable monthly in arrears.  The remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18%.  As a result of the default, the default interest rate on Tranche B is 29%.  Prior to the default, mandatory principal payments on Tranche B of $10 million were due on each of December 31, 2003 and June 30, 2004.  Prior to the default, the remaining $5 million principal and all accrued and unpaid interest on Tranche B was to mature on December 31, 2004.

•                  Tranche C is a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 25% per annum and, prior to the default, was to mature on December 31, 2005.  As a result of the default, the default interest rate on Tranche C is 29%.  Interest accrues and is added to the principal balance of Tranche C and is compounded semiannually.

On March 30, 2002, American Skiing Company Resort Properties, Inc. (Resort Properties) failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

There is no assurance that negotiations will be successfully completed, or that the terms under which the payment defaults pending under the Real Estate Term Facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company’s developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company’s real estate development subsidiaries (including Grand Summit Resort Properties, Inc. (Grand Summit)) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company’s hotel development subsidiary, Grand Summit), and other customary secured creditor remedies.  As of July 28, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $124.7 million.  This collateral includes $87.7 million of Grand Summit assets pledged under the Company’s $42.0 million real estate construction loan facility.

As of July 28, 2002, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $17.7 million, $30.8 million, and $16.3 million, respectively.

Tranche C of the Real Estate Term Facility was purchased by Oak Hill Capital Partners (Oak Hill) and its associates.  In connection with this investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated July 31, 2000, pursuant to which the Company agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or if certain conditions could not be met by ASC; (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties.  The purchase price of the warrants (or the Resort Properties common stock) was $2 million.  Under the terms of the agreement, net share settlement was required.  The transaction was accounted for as debt issued with detachable warrants under Accounting Principles Board Opinion (APB) No. 14.  APB No. 14 requires that the portion of the proceeds allocable to the warrants should be accounted for as paid-in capital.  The allocation was based on the relative fair values of the two securities at the time of issuance.  Upon execution of the transaction, ASC recorded a $7.7 million long-term liability which represented the fair value of ASC’s obligation to issue the warrants (or the Resort Properties common stock).  As part of the July 15, 2001 securities purchase agreement (see Note 12), which closed on August 31, 2001, Oak Hill agreed to cancel its right to receive these warrants, which had an exercise price of $2.50 per share and ASC’s common stock was then trading at approximately $1 per share.  The warrants on that date had a fair value of approximately $2.2 million.  The $7.7 million long-term liability was removed from the books in connection with the recording of the new Series C-1 and C-2 preferred stock issuance.

Construction Loan Facility

The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility (Senior Construction Loan) among Grand Summit and various lenders, including Textron, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000.  The Company has used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

The Senior Construction Loan principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 40% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Killington, Mount Snow, Sunday River, Attitash Bear Peak, The Canyons, and Steamboat) collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $87.7 million as of July 28, 2002, which in turn comprise substantial assets of the Company’s business).  The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan, as amended, is May 31, 2004 and the maturity date for funds advanced under The Canyons portion of the Senior Construction Loan, as amended, is March 31, 2003.  The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.9 million as of July 28, 2002 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 28, 2002).  The principal balance outstanding under The Canyons portion of the Senior Construction Loan was approximately $3.6 million and had an interest rate on funds advanced of prime plus 2.5%, with a floor of 9.5% (9.5% as of July 28, 2002).  The maturity date for funds advanced under the Subordinated Construction Loan, as amended, is September 30, 2004 and the interest rate on funds advanced is 20%.

As of July 28, 2002, the Company’s hotel development subsidiary was in default under its Senior Construction Loan and Subordinated Construction Loan (collectively, Construction Loan Facility), resulting from a cross-default on Real Estate Term Facility and from the non-payment of a $3.8 million note to the general contractor of the Steamboat Grand Hotel project.

Effective August 29, 2002, the Company and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan.  The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels.  As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan.  The release prices, as defined, on Steamboat have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances.  Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment.  Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow.  Finally, the amendment to the Senior Construction Loan outlines the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

September 30, 2002	$39,000,000
December 31, 2002	$35,000,000
March 31, 2003	$30,000,000
June 30, 2003	$25,000,000
September 30, 2003	$20,000,000

December 31, 2003	$10,000,000
March 31, 2004	$5,000,000
May 31, 2004	$—

As a result of the amendment to the Subordinated Construction Loan, the maturity date was extended from August 1, 2003, to September 30, 2004.  In addition, the Subordinated Construction Loan was reopened to provide additional borrowing availability of approximately $4.5 million through February 28, 2003.  The Subordinated Construction Loan will continue to bear interest at 20%, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date of September 30, 2004.

8.             Subordinated Notes and Debentures

12% Senior Subordinated Notes

On June 25, 1996, ASC East issued $120.0 million of 12% Senior Subordinated Notes (Senior Subordinated Notes).  In order to comply with the conditions to closing the Series B Preferred Stock sale (see Note 9), certain amendments were made to the Senior Subordinated Notes. One of the amendments permitted the consummation of a merger of two of the Company’s wholly owned subsidiaries, ASC East and ASC West, with and into ASC.  This merger was approved by the noteholders on August 1, 1999 and a payment of approximately $1.5 million was paid to the holders of the Senior Subordinated Notes.  ASC, ASC East and ASC West were merged on October 6, 1999.  In connection with the merger, ASC assumed all liabilities of ASC East and ASC West and became the primary obligor under the Senior Subordinated Notes. In addition, the then current subsidiaries of ASC and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture.  As a result of the additional guaranty given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

On April 19, 2002, the Company completed an amendment to the indenture governing the Senior Subordinated Notes.  Pursuant to that amendment, the indenture and Senior Subordinated Notes are no longer subject to a cross-default resulting from a default by the Company’s real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the Construction Loan Facility.  The amendment also provides that neither a bankruptcy nor a judgment against any of the Company’s real estate development subsidiaries will constitute a default under the indenture.

The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its Resort Senior Credit Facility and the New Resort Credit Facility (see Notes 1 and 22). The Senior Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its subsidiaries, with the exception of Ski Insurance, Killington West, Ltd., Uplands Water Company and Walton Pond Apartments, Inc.  The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company’s balance sheet and results of operations.  The guarantor subsidiaries are wholly owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several.  ASC is a holding company with no significant independent assets or operations other than its interests in the subsidiaries.  Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to ASC.  The Senior Subordinated Notes mature July 15, 2006, and will be redeemable at the option of ASC, in whole or in part, at any time after July 15, 2001.  The Senior Subordinated Notes were issued with an original issue discount of $3.4 million.  As of July 28, 2002, the unamortized original issue discount was approximately $1.8 million.  Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Senior Subordinated Notes amounted to $14.6 million in each of Fiscal 2000, 2001, and 2002.  The Company has the option to redeem the Senior Subordinated Notes at the following prices on the dates noted (expressed as a percentage of face value):

Through July 14, 2003	104.688%
July 15, 2003 – July 14, 2004	103.125%
July 15, 2004 – July 14, 2005	101.563%
Thereafter	100.000%

The Company has entered into a series of non-cancelable interest rate swap agreements in connection with its Notes.  The following table illustrates the key factors of each of these agreements:

	February 9, 1998 – July 15, 2001			July 16, 2001 – July 15, 2006
	Notional Amount	Company Pays	Company Receives	Notional Amount	Company Pays	Company Receives

Agreement 1	$120,000,000	9.01%	6-month LIBOR	$127,500,000	9.01%	6-month LIBOR

Agreement 2	$120,000,000	6-month LIBOR	12.00%	$127,500,000	6-month LIBOR	7.40%

As a result of entering into these interest rate swap arrangements, the Company has fixed the cash-pay rate on the Senior Subordinated Notes until their maturity in July 2006.  These agreements are non-hedging swaps which are carried at their fair market value, with fluctuations recorded through interest expense, in accordance with SFAS No. 133.  In connection with the refinancing of the Company’s Resort Senior Credit Facility on February 18, 2003, the interest rate swap agreements were terminated with no significant gain or loss being incurred.

11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs (see Note 12).  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Participating Preferred Stock (Series D Preferred Stock).  These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes in August 2007.  The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties.  As of July 28, 2002, the outstanding balance on the Junior Subordinated Notes was approximately $13.8 million.

Other Subordinated Debentures

Other subordinated debentures owed by the Company as of July 28, 2002 are unsecured and are due as follows (in thousands):

Year	Interest Rate	Principal Amount
2003	8%	$1,074
2004	8%	1,466
2010	8%	1,292
2012	6%	1,155
2013	6%	1,065
2015	6%	1,500
2016	6%	1,196
		$8,748

9.         Mandatorily Redeemable Securities

Series A Preferred Stock

Pursuant to a Securities Purchase Agreement (the Series A Agreement) dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock (the Series A Preferred Stock) in a private offering to an institutional investor.  Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the Exchangeable Notes) on July 28, 1997 in a private offering to an institutional investor.  On November 15, 1997, subsequent to the completion of the Offering, each share of Series A Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable 10½% Preferred Stock. The total number of Mandatorily Redeemable 10½% Preferred Stock shares issued in association with the exchange were 36,626 and have a face value of $1,000 per share.  As of July 28, 2002, cumulative dividends in arrears totaled approximately $23.4 million.

Under the Series A Agreement, the Mandatorily Redeemable 10½% Preferred Stock shares are exchangeable at the option of the holder into shares of the Company’s common stock at a conversion price of $17.10 for each common share.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of $61.9 million, which includes the face value of $36.6 million plus approximately $25.3 million of cumulative dividends in arrears, to the extent that the Company had funds legally available for such redemption.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, the Company must redeem that number of shares of Series A Preferred Stock which it can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, the Company must redeem shares of the Series A Preferred Stock until it has done so in full.  Prior to the November 12, 2002 redemption date, based upon all relevant factors, the Company's Board of Directors determined not to redeem any such shares of stock on such redemption date.  On January 27, 2003, the holders of the Series A Preferred Stock demanded that the Company redeem all of the Series A Preferred Stock immediately.  The Company is not permitted to redeem the Series A Preferred Stock under the terms of the New Resort Credit Facility and the indenture governing the Senior Subordinated Notes.  Also, management can give no assurance that the necessary liquidity will be available to effect such redemption.  The Company will continue to assess its obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of the Company’s board of directors.  The Company has not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to the next annual shareholders meeting or whether they intend to take any other action, including legal action.  If the holders of the Series A Preferred Stock were to commence any litigation to compel the Company to redeem the Series A Preferred Stock, based upon present facts and circumstances, the Company would vigorously contest any such litigation.  If the Company is required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on its business, results of operations and financial condition.

The Mandatorily Redeemable 10½% Preferred Stock ranks senior in liquidation preference to all common stock and Class A common stock outstanding as of July 28, 2002 as well as any common stock and Class A common stock issued in the future.

Series B Preferred Stock

Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on August 9, 1999 to Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill) for $150 million.

On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors.  The Company issued mandatorily redeemable Series C-1 and Series C-2 Preferred Stock with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference (see Note 12).  The Series B Preferred Stock will lose its remaining rights upon redemption of the Series C-1 and C-2 Preferred Stock in July 2007.

Series C-1 and C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference (see Note 12).  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or in additional shares of preferred stock.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007.  As of July 28, 2002, cumulative dividends in arrears totaled approximately $4.5 million and $19.9 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock).  As of July 28, 2002, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series A, Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends and is redeemable at the option of the shareholder.

10.          Capital Stock

The Company has two classes of Common Stock outstanding, Class A common stock and common stock. The rights and preferences of holders of Class A common stock and common stock are substantially identical, except that, while any Class A common stock is outstanding, holders of Class A common stock will elect a class of directors that constitutes two-thirds of the Board of Directors and holders of common stock will elect a class of directors that constitutes one-third of the Board of Directors.  Each share of Class A common stock will be convertible into one share of common stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Mr. Otten and (iii) automatically if, at any time, the number of shares of Class A common stock outstanding represents less than 20% of outstanding shares of common stock and Class A common stock.  Mr. Otten holds 100% of the Class A common stock.

11.          Dividend Restrictions and Stockholders Agreement

Dividend Restrictions

Borrowers under the Resort Senior Credit Facility and the New Resort Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

Borrowers under the Real Estate Term Facility, which include Resort Properties and Resort Properties’ subsidiaries, including Grand Summit, are restricted from declaring dividends or advancing funds to ASC by any other method, unless specifically approved by these lenders.

Under the indenture governing the Senior Subordinated Notes, ASC is prohibited from paying cash dividends or making other distributions to its shareholders.

Stockholders Agreement

The Company, Oak Hill and Mr. Otten entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the “Stockholders Agreement”), pursuant to which each of Mr. Otten and Oak Hill agreed to vote their capital stock of the Company so as to cause there to be:

•                  Six directors of the Company nominated by Oak Hill, so long as Oak Hill owns 80% of the shares of common stock it owned as of July 30, 2000 on a fully diluted basis, such number of directors decreasing ratably with the percentage of Oak Hill’s ownership of the common stock on a fully diluted basis compared to such ownership as of July 30, 2000; and

•                  Two directors of the Company nominated by Mr. Otten, so long as Mr. Otten owns 15% of the shares of common stock outstanding on a fully diluted basis, and one director so nominated, so long as Mr. Otten owns at least 5% of the shares of Common Stock outstanding on a fully diluted basis.

Oak Hill owns 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, therefore, two of the four members of the Board of Directors to be elected by Mr. Otten, as sole owner of the Class A

Common Stock pursuant to the terms of the Company’s certificate of incorporation will be chosen by Oak Hill and elected by Mr. Otten.

The Stockholders Agreement provides that, so long as Oak Hill owns at least 20% of the outstanding shares of common stock on a fully diluted basis, the affirmative vote of at least one Oak Hill director is required prior to the approval of (i) the Company’s annual budget, (ii) significant executive personnel decisions, (iii) material actions likely to have an impact of 5% or more on the Company’s consolidated revenues or earnings, amendments to the Company’s articles of incorporation or bylaws, (iv) any liquidation, reorganization or business combination of the Company, (v) the initiation of certain material litigation, and (vi) any material financing of the Company.

Under the Stockholders Agreement, Oak Hill and Mr. Otten have agreed not to dispose of their securities of the Company if, (i) as a result of such transfer, the transferee would own more than 10% of the outstanding shares of common stock of the Company (on a fully diluted basis), unless such transfer is approved by the Board of Directors (x) including a majority of the Common Directors, as defined, or (y) the public stockholders of the Company are given the opportunity to participate in such transfer on equivalent terms, (ii) the transferee is a competitor of the Company or any of its subsidiaries, unless such transfer is approved by the Board of Directors, or (iii) such transfer would materially disadvantage the business of the Company or any of its subsidiaries.  The Stockholders Agreement provides for additional customary transfer restrictions applicable to each of Mr. Otten and Oak Hill as well as standstill provisions applicable to Oak Hill.

The Stockholders Agreement provides that, upon the Company’s issuance of shares of common stock or securities convertible into common stock, Mr. Otten and Oak Hill will have the right to purchase at the same price and on the same terms, the number of shares of Common Stock or securities convertible into common stock necessary for each of them to maintain individually the same level of beneficial ownership of common stock of the Company on a fully diluted basis as it owned immediately prior to the issuance.  This anti-dilution provision is subject to customary exceptions.

12.          Recapitalization

Recapitalization

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  The agreement closed on August 31, 2001 and included the following key terms:

•                  The Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Preferred Stock;

•                  Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Real Estate Term Facility to facilitate amendments to that credit facility.  This was the final advance under Tranche C, as the maximum availability under this facility was reduced from $13 million to $12 million;

•                  Oak Hill agreed to provide a guaranty for a $14 million equipment lease for the Heavenly gondola, which guaranty was released upon the sale of Heavenly.  The fair value of the lease guaranty was approximately $1.7 million;

•                  Oak Hill purchased 1 million shares of the Company’s common stock for an aggregate purchase price of $1 million;

•                  Oak Hill agreed to cancel an agreement to provide it with warrants for 6 million shares of the Company’s common stock or 15% of the common stock of Resort Properties, the fair value of which was $2.2 million on the date of the transaction (see Note 7);

•                  The outstanding Series B Preferred Stock that was held by Oak Hill was stripped of all of its economic and governance rights and preferences, with the exception of the right to elect up to six directors in exchange for the items mentioned above and the Company issuing to Oak Hill two new series of Preferred Stock: (i) $40 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock;

•                  At Oak Hill’s option, and subject to the consent of the other lenders under the Real Estate Term Facility, Tranche C of the Real Estate Term Facility is exchangeable in whole or in part into indebtedness of the Company when permitted under the existing debt agreements.

The termination of the liquidation preference and other rights of the Series B Preferred Stock in exchange for the issuance of the Series C-1 and Series C-2 Preferred Stock was accounted for as a modification and recapitalization transaction in conjunction with the terms described above.  Accordingly, the carrying value of the Series B Preferred Stock of $172.1 million (net of $7.4 million unamortized discount) as of August 31, 2001 was removed and a corresponding amount recorded as Series C-1 Preferred Stock and Series C-2 Preferred Stock.  In addition, the fair values of the gondola lease guaranty of  $1.7 million and the warrant rights returned to the Company by Oak Hill of $2.2 million were added to the recorded value of the Series C-1 and Series C-2 Preferred Stock.  The gondola lease guaranty was accounted for as a prepaid lease cost that was amortized to lease expense based on the life of the gondola lease until the Heavenly resort was sold at which time the unamortized portion was written off.  The long-term liability related to the warrant rights was removed and the difference between its carrying value of $7.7 million and its fair value of $2.2 million was recorded as additional paid-in capital.  No gain or loss was recognized related to this recapitalization transaction.

13.          Merger, Restructuring and Asset Impairment Charges

During Fiscal 2001 and 2002, the Company recognized certain merger, restructuring and asset impairment charges as follows (in thousands):

	Fiscal 2001	Fiscal 2002
Impairment of Steamboat assets	$52,000	$25,444
Impairment of Steamboat Grand Hotel and The Canyons Grand Summit Hotel quartershare units	—	38,700
Impairment of The Canyons land and land options	—	18,921
Impairment of real estate master planning and infrastructure costs	—	24,756
Impairment of resort land option at Sunday River and certain resort fixed assets	—	1,369
Impairment of Sugarbush assets	15,111	(272)
Costs associated with failed merger	3,593	—
Restructuring charges	3,981	2,690
Impairment of Attitash Bear Peak Grand Summit Hotel quartershare units	1,330	—
Total charges	$76,015	$111,608

Merger and Asset Impairment Charges

Effective May 20, 2002, Resort Properties defaulted on the Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million.  Until May 20, 2002, Resort Properties had been able to obtain waivers or amendments to the Real Estate Term Facility whenever there were defaults.  However, given the combination of (1) extreme slow down in the resort sector economy and especially the slowdown in the real estate market, (2) the conservative lending environment, and (3) the negative terms of the Textron restructuring and the possible negative terms of the Fleet restructuring, management determined that a significant adverse change in the economic environment and in the business plans of the Company occurred in the fourth quarter of Fiscal 2002.  This adverse change affected the realizability of the Company’s long-lived assets and the Company recorded appropriate impairments.  In accordance with SFAS No. 144, the Company evaluated the carrying values of long-lived assets as of July 28, 2002.  In addition to the $25.4 million of asset impairments recorded on Steamboat fixed assets during the second quarter of Fiscal 2002, approximately $83.5 million of asset impairments were recorded during the fourth quarter of Fiscal 2002 and are summarized as follows:

Real Estate Business Segment

•                  $38.7 million for quartershare inventory at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel based on expected future cash flows,

•                  Approximately $24.8 million for master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf, Sunday River and Steamboat based on expected future cash flows.

Resort Business Segment

•                  Approximately $18.9 million for land and land options at The Canyons based on appraisals and expected future cash flows,

•                  Approximately $1.4 million for certain resort fixed assets and a land option at Sunday River based on expected realizability,

•                  Approximately ($0.3) million gain to finalize the sale of Sugarbush.

During the first quarter of Fiscal 2002, the Company entered into a non-binding letter of intent to sell its Steamboat resort in Steamboat Springs, Colorado.  In accordance with SFAS No. 121, the Company recognized a $52.0 million impairment loss on the net assets held for sale as of July 29, 2001.  An additional $25.4 million impairment charge was recorded in the second quarter of Fiscal 2002 based on modifications from preliminary estimates to the final proposed purchase and sale agreement.  The Company withdrew from the sale of Steamboat on March 26, 2002.

In the first quarter of Fiscal 2002, the Company finalized its sale of its Sugarbush resort in Warren, Vermont.  In accordance with SFAS No. 121, the Company recognized a $15.1 impairment loss on these assets as of July 29, 2001.  Upon completion of the sale of Sugarbush on September 28, 2001, the Company recorded a gain of approximately $272,000 which was reflected as an offset to the previously recorded impairment charges.

On December 8, 2000, the Company and MeriStar Hotels & Resorts, Inc. (‘‘MeriStar’’) entered into a merger agreement (the ‘‘Merger Agreement’’) whereby a wholly owned subsidiary of the Company, ASC Merger Sub, Inc., would have merged with and into MeriStar (the ‘‘MeriStar Merger’’). The Boards of each of the Company and MeriStar met separately on March 22, 2001 and voted to terminate the proposed merger due to changes in economic conditions and the combined companies’ inability to effect the capital markets transactions required to consummate the merger.  The companies each executed a letter terminating their existing Merger Agreement without liability to the other.  The Company recorded a $3.6 million charge in the third quarter of Fiscal 2001 for the costs incurred in conjunction with the terminated MeriStar Merger.  This $3.6 million charge included $2.5 million in legal, accounting and other consultation and professional services rendered in conjunction with the proposed merger, $0.8 million in fees paid to lenders related to the Company’s application for a new senior credit facility that would have been established for the surviving merged enterprise, and $0.3 million in fees incurred for the preparation and distribution of a consent solicitation statement seeking the approval of the proposed merger from the holders of the Company’s Notes.

The Attitash Bear Peak Grand Summit Hotel had realized slower absorption in the market than previously anticipated, and 40% of the units remained unsold as of July 29, 2001.  As a result, the Company instituted programs to bring about a complete sell-out of the units during Fiscal 2002.  In accordance with SFAS No. 121, the Company recognized a $1.3 million impairment charge to recognize the net realizable value of the remaining quartershare units in the fourth quarter of Fiscal 2001.  The remaining units were sold during Fiscal 2002.

Restructuring Charges

On May 30, 2001, the Company initiated a comprehensive strategic plan to improve its capital structure and enhance future operating performance.  The plan included the following key components:

•                  Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

•                  Intent to sell the Steamboat resort and use the net proceeds to reduce the debt of the Company.

•                  Reorganization, staff reduction and performance enhancement programs to achieve operational cost savings and improve financial performance.

•                  A comprehensive financial restructuring package, including amendments to senior credit facilities and an anticipated new capital infusion to enhance financial flexibility.

During Fiscal 2001, the Company incurred $4.0 million in charges related to the implementation of its comprehensive strategic plan.  Of this amount, $2.8 million represents amounts paid for employee separation costs related to the termination of employees throughout the Company including several senior management positions.  As of July 29, 2001, all planned employee terminations had been completed.  These terminations and restructurings consisted of converting 160 full-time, year-round positions to seasonal positions and the elimination of approximately 70 full-time, year-round positions.  The remaining $1.2 million consisted mainly of legal and financial consulting costs incurred in connection with evaluating capital restructuring alternatives, including amendments to the Company’s credit facilities and the recapitalization of the Company (see Note 12).  All of the amounts recognized in Fiscal 2001 were paid or accrued for services rendered prior to July 29, 2001.

During Fiscal 2002, the Company incurred $2.7 million in charges related to the implementation of its comprehensive strategic plan.  These costs consisted mainly of legal, consulting and financing costs incurred in connection with its resort and real estate credit facility amendments.  All of the amounts recognized during Fiscal 2002 were paid or accrued for services rendered prior to July 28, 2002.

Each of the amounts for Fiscal 2001 and Fiscal 2002 are included in merger, restructuring and asset impairment charges in the accompanying consolidated statements of operations.

14.          Income Taxes

The (provision) benefit for income taxes charged to operations was as follows (in thousands):

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Deferred tax (provision) benefit
Federal	$11,660	$(1,203)	$—
State	(1,498)	1,203	—

Total (provision) benefit	$10,162	$—	$—

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized.  Deferred tax (expense) benefit represents the change in the net deferred tax asset or liability balance.

Deferred tax (liabilities) assets are comprised of the following as of July 29, 2001 and July 28, 2002 (in thousands):

July 29, 2001

July 28, 2002

Property and equipment basis differential	$(54,581)	$(50,261)
Other	(1,130)	(6,528)
Gross deferred tax liabilities	(55,711)	(56,789)

Tax loss and credit carryforwards	80,098	103,314
Capitalized costs	6,321	4,351
Deferred revenue and contracts	1,822	2,339
Stock compensation charge	486	248
Reserves and accruals	24,148	71,433
Gross deferred tax assets	112,875	181,685

Valuation allowance	(57,164)	(124,896)
Net deferred tax (liability) asset	$—	$—

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before (provision) benefit for income taxes, cumulative effect of changes in accounting principles and income from discontinued operations as a result of the following differences (in thousands):

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Income tax benefit at the statutory U.S. tax rates	$15,367	$43,759	$58,652
Increase (decrease) in rates resulting from:
State taxes, net	(974)	4,166	10,416
Change in valuation allowance	(3,000)	(47,182)	(67,732)
Stock option compensation	(761)	—	(163)
Nondeductible items	(498)	(350)	(360)
Other	28	(393)	(813)
Income tax benefit at the effective tax rates	$10,162	$—	$—

As of July 28, 2002, the Company has federal net operating loss (NOL) carryforwards of approximately $235.9 million which expire in varying amounts though Fiscal 2022, a federal capital loss carryover of approximately $0.7 million that expires in Fiscal 2003 and 2004, and approximately $1.1 million in general business credit carryforwards which expire in varying amounts through Fiscal 2022.  The utilization of all or some of these losses and carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain carryforwards and other tax attributes generating the net deferred tax asset.  Therefore, a valuation allowance of $57.2 million and $124.9 million has been established to reduce the deferred tax assets as of July 29, 2001 and July 28, 2002, respectively.

15.          Cumulative Effect of Changes in Accounting Principles

During Fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  As a result of the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $18.7 million, which has been recorded as a cumulative effect of changes in accounting principles in the accompanying consolidated statement of operations for Fiscal 2002.

In accordance with SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments

and Hedging Activities, an Amendment of FASB Statement No. 133,” (collectively, SFAS No. 133, as amended) effective July 31, 2000.  These standards were adopted as of the beginning of Fiscal 2001 as a cumulative effect of a change in accounting principle.

SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that the Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  SFAS No. 133, as amended, in part, allows special hedge accounting for fair value and cash flow hedges.  The statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument, as well as the offsetting changes in the fair value of the hedged item attributable to the hedged risk, be recognized currently in operations in the same accounting period.  SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into operations in the same period or periods during which the hedged forecasted transaction affects operations.  The ineffective portion of a derivative’s change in fair value is recognized currently through operations regardless of whether the instrument is designated as a hedge.

The Company had five interest rate swap contracts outstanding at the time of adoption. Two of these contracts were designated as cash flow hedges, and were subsequently terminated by the floating rate payer on November 17, 2000.  Upon adoption, the fair value of these swaps were recorded as an asset on the balance sheet with a corresponding credit to other comprehensive income.  The cancellation of these swaps effectively resulted in a reversal of the amounts recognized upon adoption.

The Company has entered into three other interest rate swap agreements that do not qualify for hedge accounting under SFAS No. 133, as amended.  As of July 30, 2000, the Company had $8.6 million recorded in other long term liabilities in the accompanying consolidated balance sheet and had been recording the net effect of the interest savings on a straight line basis over the life of the agreements through the statement of operations.  Upon adoption, the fair values of these swaps were recorded as an asset and a liability with a corresponding entry to cumulative effect of a change in accounting principle in operations; and the amount recorded in other long term liabilities was recognized through a cumulative effect of a change in accounting principle in operations.  For Fiscal 2001 and Fiscal 2002, the subsequent change in the fair value of the swaps of $893,000 and $1.3 million, respectively, has been recorded as interest expense in the accompanying consolidated statements of operations.  The net effect of the cumulative change in accounting principle was derived as follows (in thousands):

Debit/(Credit)	Asset - Swap	Liability - Swap	Other Long Term Liabilities	Cumulative effect of a change in accounting principle
Non-hedging Derivatives	$6,520	$(11,065)	$8,592	$(4,047)

The Company has no embedded derivatives under SFAS No. 133, as amended, and is not aware of the potential impact of any other significant matter that may result from the adoption of this standard.

In Fiscal 2000, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” (SOP 98-5).  At adoption, SOP 98-5 required the Company to write-off any unamortized start-up costs as a cumulative effect of a change in accounting principle and, going forward, expense all start-up activity costs as they are incurred.  The initial adoption of SOP 98-5 resulted in the write-off of $1.2 million of start-up costs that had previously been capitalized as of July 25, 1999.  The net effect of the write-off of $704,000 (which is net of income tax benefits of $449,000) has been expensed and reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for Fiscal 2000.

16.          Business Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has classified its operations into two business segments, resorts and real estate.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss from operations before interest, taxes, depreciation and amortization, write-offs of deferred financing costs and  merger, restructuring, and asset impairment charges (EBITDA).  Additionally, each of the resorts has historically produced similar EBITDA margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131.  The Company’s chief operating decision makers for each business segment monitor the results of those business segments utilizing EBITDA, which the Company believes is an indicative measure of the business segments’ operating performance and is generally used by investors to evaluate companies in the resort industry.

The Company’s real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Certain reclassifications and restatements have been made to prior years’ amounts as a result of accounting for the sale of Heavenly as discontinued operations.  Data by segment is as follows (in thousands):

	July 30, 2000	July 29, 2001	July 28, 2002
Net revenues:
Resorts	$240,226	$275,686	$243,842
Real estate	132,063	96,864	28,274
	$372,289	$372,550	$272,116

Loss before income taxes:
Resorts	$(39,376)	$(93,925)	$(82,494)
Real estate	(4,529)	(31,101)	(85,084)
	$(43,905)	$(125,026)	$(167,578)

Depreciation and amortization:
Resorts	$37,264	$35,205	$28,940
Real estate	1,269	2,836	1,906
	$38,533	$38,041	$30,846

Interest Expense:
Resorts	$24,262	$26,363	$32,479
Real estate	11,486	27,009	17,665
	$35,748	$53,372	$50,144

Merger, restructuring and asset impairment charges:
Resorts	$—	$71,316	$47,912
Real estate	—	4,699	63,696
	$—	$76,015	$111,608

EBITDA:
Resorts	$23,167	$38,959	$30,175
Real estate	8,226	3,443	(1,817)
	$31,393	$42,402	$28,358

Capital expenditures:
Resorts	$18,483	$7,477	$6,903
Real estate	167,246	44,783	10,190
	$185,729	$52,260	$17,093
Identifiable assets:
Resorts	$459,067	$434,813	$389,270
Real estate	291,754	234,122	124,764
	$750,821	$668,935	$514,034

Capital expenditures for the Company’s real estate segment include the net change in real estate held for sale and real estate operating expenses for the periods presented.  A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows:

	July 30, 2000	July 29, 2001	July 28, 2002
EBITDA:
Loss before income taxes	$(43,905)	$(125,026)	$(167,578)
Depreciation and amortization	38,533	38,041	30,846
Interest expense	35,748	53,372	50,144
Merger, restructuring and asset impairment charges	—	76,015	111,608
Write-off of deferred financing costs	1,017	—	3,338
	$31,393	$42,402	$28,358
Capital expenditures:
Resort capital expenditures	$18,483	$7,477	$6,903
Capital expenditures for discontinued operations	8,746	16,365	628
	$27,229	$23,842	$7,531
Assets:
Identifiable assets for segments		$668,935	$514,034
Assets of discontinued operations		105,377	—
Intangible and deferred income tax assets not allocated to segments		32,726	7,959
Total consolidated assets		$807,038	$521,993

17.          Related Party Transactions

Tranche C of the Real Estate Term Facility was purchased by Oak Hill on July 31, 2001 (see Note 7).  The Company paid a $375,000 financing fee to Oak Hill in connection with this $13 million investment.  The Real Estate Term Facility and the related Securities Purchase Agreement with Oak Hill were restructured during the first quarter of Fiscal 2002.

During Fiscal 2001, the Company paid $150,000 each to Mr. Paul Wachter and Mr. David Hawkes, both of whom are members of the Company’s Board of Directors, for their participation in the Special Committee that was formed to evaluate the proposed merger between the Company and Meristar Hotels and Resorts, Inc.  The Company also reimbursed Oak Hill a total amount of $137,000 for its professional and other fees incurred in connection with the proposed Meristar Merger.

On March 28, 2001, Mr. Otten resigned as the Company’s Chairman and Chief Executive Officer.  Mr. Otten is still a major shareholder of the Company and is a member of the Company’s Board of Directors.  As part of his separation agreement, the Company will continue to pay Mr. Otten and his executive assistant their salaries and medical benefits for two years.  These amounts total approximately $480,000 on an annual basis.  In addition, the Company has granted Mr. Otten the use of Company office space for up to two years and the Company also transferred ownership of one of its vehicles (valued at approximately $20,000) to Mr. Otten at no charge.

After the consummation of the Series B Preferred Stock sale to Oak Hill, the Company, through one of its subsidiaries, acquired or obtained the rights to acquire the following assets from entities owned or controlled by Mr. Otten:

•                  The land underlying the snowmaking ponds at the Sunday River resort, together with all associated water rights, which were previously leased by a subsidiary of the Company, for a purchase price of $2.1 million.

•                  The Ski Dorm building and land underlying the Snow Cap Inn, each located at the Sunday River resort, for an aggregate purchase price of $679,000.

•                  Approximately 3,300 acres of undeveloped land at the Sunday River resort, which was optioned to a subsidiary of the Company for an initial payment of $650,000, which payment may be applied to the purchase price.  The purchase price is $3,692,000.  As of July 28, 2002, the Company has not exercised its option to purchase the undeveloped land and as described in Note 13, has recorded an impairment charge related to this asset due to the probability that it will not be realized.

The Company also repaid the outstanding principal and accrued interest of a note from a subsidiary of the Company payable to Mr. Otten totaling approximately $2.0 million.  The note was originally issued to Mr. Otten to cover certain tax liabilities generated when one of the Company’s subsidiaries converted from a S corporation to a C corporation.

Mr. Wachter is the founder and Chief Executive Officer of Main Street Advisors.  Main Street Advisors, through Mr. Wachter, acted as one of the Company’s investment bankers in connection with the marketing of the Steamboat and Heavenly resorts for sale.  Main Street Advisors is entitled to a percentage-based fee in the event of the sale of any significant asset of the Company, other than the Sugarbush resort and certain undeveloped real estate properties.  During Fiscal 2000, Fiscal 2001, and Fiscal 2002, the Company paid Main Street Advisors $0, $0 and $1.1 million, respectively, in connection with these services.

In May 2000, the Company, through one of its subsidiaries, purchased two parcels of land adjacent to the Company’s Sugarbush resort from Sugarbush Land Holdings, Inc., a corporation controlled by Mr. Otten.  The two parcels, totaling approximately 128 acres, were purchased for an aggregate price of approximately $589,000.  The terms of the purchase, including the purchase price, were reviewed and approved by the Executive Committee and Audit Committee of the Company’s Board of Directors.

In March 2000, the Company, through one of its subsidiaries, sold residential units at the Company’s Sundial Lodge at The Canyons to Mr. Blaise Carrig, Mr. Christopher Howard and Mr. Daniel Duquette. At the time of these transactions, Mr. Carrig was President of the Company’s subsidiary which operates The Canyons, Mr. Howard was the Company’s Executive Vice President and Mr. Duquette was a member of the Company’s Board of Directors.  Mr. Carrig and Mr. Howard each purchased one residential unit in the Sundial Lodge for a purchase price of $201,000.  Mr. Duquette purchased one residential unit in the Sundial Lodge for a purchase price of $345,000.  The purchase prices which Mr. Carrig, Mr. Howard and Mr. Duquette purchased these units were the same as those at which the units (or units of comparable size and finish) were offered for sale to the general public.

18.          Commitments and Contingencies

The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements.  These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues.  Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for Fiscal 2000, 2001, and 2002 was $3.8 million, $4.3 million, and $4.2 million, respectively.

Significant portions of the land underlying certain of the Company’s ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses. If any such lease, sublease, permit or license were to be terminated or not renewed upon expiration, or renewed on terms materially less favorable to the Company, the Company’s ability to possess and use the land subject thereto and any improvements thereon would be adversely affected, perhaps making it impossible for the Company to operate the affected resort. A substantial portion of the land constituting skiable terrain at Attitash Bear Peak, Mount Snow and Steamboat is located on federal land that is used under the terms of the permits with the United States Forest Service (the Forest Service). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design and construction of improvements in the permit area and on many operational matters. The permits can be terminated or modified by the Forest Service to serve the public interest. A termination or modification of any of the Company’s permits could have a material adverse effect on the results of operations of the Company.  The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company’s operations.

The Company is also subject to a wide variety of federal, state and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission and disposal of hazardous materials.  Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on the Company’s operations that could adversely affect its present and future resort operations and real estate development.  In addition, these laws and regulations could change in a manner that materially and adversely affects the Company’s ability to conduct business or to implement desired expansions and improvements to its facilities.

In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period. Lease payments are based on a percentage of gross skiing and lodging revenues.  The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000.  Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for Fiscal 2000, 2001, and 2002 was $918,000, $1.4 million, and $1.2 million, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development. Payments for these options total approximately $19.4 million and were payable at various times and in varying amounts through May 2003.  Through July 28, 2002, the Company has made $15.1 million of option payments.  The remaining $4.3 million in option payments have been accrued in other current liabilities in the accompanying consolidated balance sheet as of July 28, 2002 as the Company has entered into a non-cancelable agreement to make the remaining $4.3 million option payments.

The ski development rights for approximately 3,000 acres of skiable terrain that the Company has targeted for development at The Canyons are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.  The Company has executed an amendment to this lease which provides that these ski development rights must be acquired in fee by The Canyons in 2003.  In November 2002, the Company paid approximately $3.0 million in connection with the acquisition of these development rights and expects to pay an additional $2.0 million in March and April 2003.  This agreement will also require the Company to build two lifts over the next three years for an estimated total cost of approximately $2.0 million.

The Company’s development activities at The Canyons in Utah are governed by permits issued pursuant to a Development Agreement with local authorities.  The Development Agreement requires the Company to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits.  The Company has not achieved certain of these performance benchmarks within the time frames required under the Development Agreement, and the local authorities have advised management that these failures potentially constitute defaults under the Development Agreement.  Management is working with the local authorities to address these failures and reassess the appropriate timing for compliance with these performance benchmarks.  The Company’s failure to satisfy local regulatory authorities with respect to these matters may result in an inability to obtain additional permits under the Development Agreement and could significantly adversely impact the Company’s ability to meet its business and revenue expansion goals at The Canyons.  Defaults under the Development Agreement could also subject the Company to risk of litigation with third parties whose development plans are adversely impacted by the delay or loss of permits under the Development Agreement by virtue of the failure to meet performance benchmarks.

In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $8.9 million, $9.8 million, and $10.3 million for Fiscal 2000, 2001, and 2002, respectively.

Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments, as of July 28, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
2003	$5,525	$5,783
2004	8,834	4,373
2005	542	2,733
2006	19	2,889
2007	125	1,525
2008 and thereafter	—	21,340
Total payments	15,045	$38,643
Less interest (rates ranging from 5.0% to 12.2%)	(1,982)
Present value of net minimum payments	13,063
Less current portion	(4,388)
Long-term obligations	$8,675

The Killington resort has been identified by the U.S. Environmental Protection Agency (the EPA) as a potentially responsible party (PRP) at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund).  Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut.  Killington rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP.  The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company.

In connection with its Real Estate Term Facility, the Company is obligated to pay a contingent fee to the lenders in the event there exists unsold quartershare inventory after the Construction Loan Facility and Tranches A and B of the Real Estate Term Facility have been repaid.  This contingent fee would be equal to 0.7168% of the revenues realized on the sales of the remaining units.  Based on current projections of future sales of the remaining units, management believes that the probability of making such a payment is remote.  Therefore, no liability has been recorded in the accompanying consolidated balance sheets.

In connection with its membership in the Resort Village Management Association (RVMA) at The Canyons, the Company is obligated to fund $3 million of the estimated $18 million in construction costs for a golf course to be built at The Canyons.  Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort as well as the golf course.  Since the method of satisfying this obligation as well as the ultimate construction of the golf course is contingent upon the RVMA being able to obtain sufficient funding, no liability has been recorded in the accompanying consolidated balance sheets for the $3 million obligation.

On January 24, 2002, the Company entered into an agreement with Triple Peaks, LLC (Triple Peaks) for the sale of the Company’s Steamboat resort.  Management later determined that the sale of the Company’s Heavenly resort more closely achieved its restructuring objectives and concluded that the Company would not proceed with the sale of the Steamboat resort.  On April 5, 2002, Triple Peaks filed a lawsuit against American Skiing Company in federal district court in Denver, alleging breach of contract resulting from its refusal to close on the proposed sale of the Steamboat resort.  The suit seeks both monetary damages resulting from the breach and specific performance of the contract.  On April 16, 2002, before the Company filed an answer to its complaint, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado state district court in Steamboat, also naming Steamboat Ski & Resort Corporation, American Skiing Company Resort Properties and Walton Pond

Apartments, Inc.  (each direct or indirect subsidiaries of American Skiing Company) as additional defendants.  On April 19, 2002, the Company filed a complaint seeking declaratory judgment against Triple Peaks in federal court in Denver seeking a declaration from that court that the damages under the contract for failure to close on the proposed sale are limited to $500,000.  On December 31, 2002, the Colorado state district court issued summary judgment in the Company’s favor and against Triple Peaks, confirming that the damages owed Triple Peaks under the contract are limited to $500,000.  This judgment was subject to a 45-day appeal period.  On January 26, 2003, the Company received notice that Triple Peaks had appealed the decision of the Colorado state district court.  Subsequent to the issuance of the summary judgment order by the Colorado state district court, the companion federal court action was dismissed with prejudice at the Company’s request.

On January 3, 2003, ASC received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai.  Messrs.  Martinez and Tomai each allege that they resigned from their employment with ASC for “good reason” under the terms of their executive employment agreements with ASC, and that accordingly they are entitled to severance payments equal to one year’s salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment.  ASC has contested the existence of “good reason” for their termination of their employment and disputed its liability for the severance payments and other benefits.

The Company has issued a letter of credit for $330,000 related to certain workers compensation obligations.  This letter of credit is secured by certain cash deposits of one of the Company’s wholly owned subsidiaries.

ASC has established the American Skiing Company Phantom Equity Plan (the “LTIP”), which management expects the Board of Directors will ratify on March 6, 2003.  Certain of ASC’s Executive Officers participate in this plan.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment.  The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event.  A Valuation Event is any of the following:  (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined.

The Company has entered into employment agreements with five of its executive officers.  These employment agreements provide for guaranteed annual base salaries ranging from $214,000 to $400,000 per person.  The employment agreements also provide for contingent annual bonuses ranging from 40% to 75% of annual base salaries, involuntary termination benefits, termination benefits resulting from a change in control of the Company, LTIP participation levels and, in certain cases, benefits where the termination of employment was voluntary.  These agreements also provide for certain benefits in the event of the death of the executive.

The Company entered into a comprehensive management consulting agreement beginning in Fiscal 2002 with Interstate Hotels & Resorts, Inc., under which Interstate is supporting the management and operations of the Company’s lodging and property management division.  The agreement is for a 5-year term ending on July 30, 2006.  However, at either party’s option, this agreement may be terminated during the 60-day period commencing on July 30, 2003.  The agreement provides for a basic fee of $620,000 per year as well as an incentive fee determined and paid in accordance with the agreement.  No incentive fees have been earned as of July 28, 2002.

Certain claims, suits and complaints in the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries.  In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the financial position, results of operations or liquidity of the Company if disposed of unfavorably.

19.          Stock Option Plan

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Options Committee. The Options Committee, which is appointed by the Board of Directors, is responsible for the Plan’s administration. The Options Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant.

Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee.  The status of the Company’s stock option plan is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 25, 1999	3,890,836	$11.97
Granted	2,660,000	2.70
Exercised	(182,390)	2.00
Forfeited	(2,325,127)	15.60
Outstanding as of July 30, 2000	4,043,319	$4.24
Granted	1,235,000	2.58
Exercised	(248,960)	2.00
Forfeited	(439,062)	4.26
Outstanding as of July 29, 2001	4,590,297	$3.91
Granted	—	—
Exercised	(6,018)	2.00
Forfeited	(357,700)	1.94
Outstanding as of July 28, 2002	4,226,579	$4.08

During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant.  Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share.  Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.2 million in tax bonus payments made through July 28, 2002 in connection with options exercised.  The remaining $0.6 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of July 28, 2002.  The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years.  For Fiscal 2000, 2001, and 2002, the Company recognized $1.0 million, $0.4 million and $0.1 million, respectively, of stock compensation expense relating to these options.

The following table summarizes information about the stock options outstanding under the Stock Plan as of July 28, 2002:

Range of Exercise Prices	Outstanding @ 7/28/02	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable @ 7/28/02	Weighted Average Exercise Price
$0.72	25,000	8.9	$0.72	25,000	$0.72
1.75 - 2.50	1,714,379	7.6	2.10	1,380,379	2.11
3.00 - 4.00	1,546,500	7.6	3.16	1,076,500	3.23
7.00 - 8.75	749,850	6.2	7.19	658,850	7.22
14.19 - 18.00	190,850	5.2	17.55	190,850	17.55
	4,226,579	7.3	$4.08	3,331,579	$4.36

The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.  The Company has adopted the disclosure-only provisions of SFAS No. 123. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plan, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

Fiscal Years Ended	2000	2001	2002
Net loss available to common shareholders
As reported	$(52,452)	$(141,572)	$(206,710)
Pro forma	(53,610)	(144,425)	(207,968)
Basic and diluted net loss per common share
As reported	$(1.73)	$(4.64)	$(6.54)
Pro forma	(1.77)	(4.73)	(6.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Years Ended	2000	2001	2002
Expected life	10 yrs	10 yrs	N/A
Risk-free interest rate	6.6%	5.9%	N/A
Volatility	93.9%	73.9%	N/A
Dividend yield	—	—	—

The weighted average grant date fair value for the options granted in Fiscal 2000 with an exercise price of $2.00 to $3.00 per share was $2.12 per share. The weighted average grant date fair value for the options granted in Fiscal 2001 with an exercise price of $0.72 to $4.00 per share was $1.65 per share.

20.          Assets/Liabilities Held For Sale and Discontinued Operations

Heavenly Sale

On May 9, 2002, the Company completed the sale of Heavenly to Vail Resorts, Inc. (Vail).  Management determined that the sale of Heavenly more closely achieved the Company’s restructuring objectives and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction.  As a result, management concluded that the Company would not proceed with the sale of the Steamboat resort.  Total consideration for the sale of Heavenly was $104.9 million, which was comprised of a $102.0 million sales price, less $2.4 million in purchase price adjustments, plus $5.3 million of current liabilities assumed by Vail.  Vail also assumed $2.8 million in capital lease obligations leaving $96.8 million in net proceeds after assumption of the capital lease obligations.  At closing, the Company paid $1.8 million in costs related to the sale with net proceeds after transaction costs of $95.0 million.

The Company paid fees and accrued interest totaling $2.8 million related to the Resort Senior Credit Facility out of the sales proceeds and an early prepayment penalty associated with the retirement of a term loan, including accrued interest.  After these payments, the Company made reductions to its outstanding debt of the following amounts:

Real Estate Term Facility	$2.0	million
Resort Senior Credit Facility, term portion	28.6	million
Resort Senior Credit Facility, revolver portion	44.1	million
Heavenly capital lease	12.8	million
Total	$87.5	million

In connection with the completion of the sale of Heavenly, the availability under the revolving portion of the Resort Senior Credit Facility was reduced from $94.6 million to $52.1 million.  After prepayment penalties of $0.7 million and the total debt reduction of $87.5 million, the remaining proceeds from the sale of $4 million were deposited into a temporary cash account.  In conjunction with the repayment of the Heavenly capital lease, the guaranty provided by Oak Hill to secure that loan was released.

The sale of Heavenly has been accounted for in accordance with SFAS No. 144.  In accordance with SFAS No. 144, the assets and liabilities related to Heavenly have been reclassified as discontinued operations in the accompanying consolidated balance sheet as of July 29, 2001 and the results of operations for Heavenly for Fiscal 2000, Fiscal 2001 and Fiscal 2002 have been removed from continuing operations and classified as discontinued operations.  The gain on sale of Heavenly was $2.9 million which is included in income from discontinued operations in the accompanying consolidated statement of operations for Fiscal 2002.  Revenues applicable to the operations of Heavenly were $51.9 million, $53.0 million, and $51.6 million for Fiscal 2000, Fiscal 2001, and Fiscal 2002, respectively.

Sugarbush Sale

On September 28, 2001, the Company finalized the sale of its Sugarbush resort in Warren, Vermont to Summit Ventures NE, Inc. This sale generated net proceeds of $5.2 million that were used by the Company to permanently pay down the revolving and term portions of its Resort Senior Credit Facility, on a pro-rata basis, in accordance with the mandatory prepayment requirements of the facility.  In conjunction with this transaction, the Company also entered into a third amendment to its Resort Senior Credit Facility, dated as of September 10, 2001.  This amendment, among other things, provided the consent of the lenders to sell Sugarbush resort and it further reduced the maximum revolver availability amounts established in the second amendment to the facility by $1.5 million.

The sale of the Sugarbush resort was accounted for in accordance with SFAS No. 121 and APB No. 30, since the disposal activities were initiated prior to the Company’s adoption of SFAS No. 144.  In accordance with SFAS No. 121, the carrying value of the net assets for Sugarbush that were subject to sale were reclassified as assets held for sale in the accompanying consolidated balance sheet as of July 29, 2001.  The assets held for sale were reduced to their estimated fair value based on the estimated selling price less costs to sell, resulting in an impairment charge of $15.1 million, which is included in merger, restructuring and asset impairment charges in the accompanying consolidated statement of operations for Fiscal 2001.  The components of net assets held for sale for Sugarbush as of July 29, 2001 are as follows (in thousands):

Net Assets as of July 29, 2001	Total
Inventory	$594
Property and equipment, net	22,727
Real estate developed for sale	1,138
Debt	(414)
Assets held for sale	24,045
Impairment charge	(15,111)
Net assets held for sale	$8,934

Summary resort segment operating results for Sugarbush, excluding the $15.1 million asset impairment charge in Fiscal 2001, are as follows (in thousands):

Fiscal Years Ended	2000	2001	2002
Total revenues	$16,926	$17,471	$781
Total expenses	18,419	16,475	1,696
Income (loss) from operations	$(1,493)	$996	$(915)

Steamboat Sale

The Company had previously communicated its intent to sell its Steamboat resort in Steamboat Springs, Colorado, to reduce the debt of the Company as part of its comprehensive strategic plan to improve its financial condition and ongoing operations.  During October 2001, the Company executed a non-binding letter of intent to sell Steamboat.  In accordance with SFAS No. 121, the Company reduced the carrying value of the net assets of the resort to their estimated fair market value as of July 29, 2001 by $50 million (see Note 13).  The carrying value of the net assets was classified as assets held for sale as of July 29, 2001.  On January 24, 2002, the Company signed a purchase and sale agreement for Steamboat.  The proceeds from the sale were estimated to be $25.4 million less than originally estimated.  Therefore, the Company recorded an additional impairment of $25.4 million in Fiscal 2002 to reduce the carrying value of the net assets to the revised fair value.

On March 26, 2002, in conjunction with the decision to sell Heavenly, the Company determined that it would not sell Steamboat.  As a result, the carrying value of the net assets of Steamboat that were previously classified as held for sale as of July 29, 2001 have been reclassified to the appropriate captions in the accompanying consolidated balance sheet as of July 29, 2001.  The components of these net assets which have been reclassified, net of any allowance for losses, are as follows (in thousands):

Net Assets as of July 29, 2001	Total
Accounts receivable	$1,890
Inventory	1,123
Prepaid expenses	49
Property and equipment, net	80,427
Real estate developed for sale	6,500
Intangible assets	10,081
Other assets	28
Accounts payable and accrued liabilities	(4,711)
Deposits and deferred revenues	(1,568)
Other liabilities	(401)
Debt	(4,133)
Net assets previously held for sale	$89,285

21.          Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly information which reflects the operations of the Heavenly resort as discontinued operations.  When the Company filed its third quarter Fiscal 2002 information, Heavenly resort was presented as discontinued operations.  All amounts are in thousands, except per share amounts.  Also provided is a reconciliation to previously reported amounts for the first and second Fiscal 2002 quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 28, 2002:
Net revenues as previously reported	$23,108	$121,154	$131,641	$20,296
Reclassification for discontinued operations	(2,995)	(21,088)	—	—
Net revenues	$20,113	$100,066	$131,641	$20,296

Income (loss) from operations as previously reported	$(25,447)	$(21,982)	$35,733	$(105,550)
Reclassification for discontinued operations	2,680	(2,868)	—	—
Income (loss) from operations	$(22,767)	$(24,850)	$35,733	$(105,550)

Income (loss) before cumulative effect of change in accounting principle as previously reported	$(39,205)	$(35,380)	$34,572	$(115,108)
Amortization of Heavenly gondola guaranty	—	(53)	(87)	—
Income (loss) before cumulative effect of change in accounting principle	$(39,205)	$(35,433)	$34,485	$(115,108)

Income (loss) from discontinued operations as previously reported	$—	$—	$9,940	$2,668
Reclassification for discontinued operations	(2,727)	2,523	—	—
Amortization of Heavenly gondola guaranty	—	—	(87)	—
Income (loss) before cumulative effect of change in accounting principle	$(2,727)	$2,523	$9,853	$2,668

Net income (loss) available to common shareholders as previously reported	$(65,451)	$(43,499)	$26,414	$(123,642)
Amortization of Heavenly gondola guaranty	—	(53)	(87)	—
Accretion on preferred stock	(98)	(147)	(147)	—
Net income (loss) available to common shareholders	$(65,549)	$(43,699)	$26,180	$(123,642)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.82	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.82	$(3.90)
Weighted average common shares outstanding	31,344	31,718	31,718	31,719

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.39	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.39	$(3.90)
Weighted average common shares outstanding	31,344	31,718	65,347	31,719

Year ended July 29, 2001:
Net revenues as previously reported	$48,128	$156,264	$179,574	$41,603
Reclassification for discontinued operations	(2,385)	(20,401)	(27,674)	(2,559)
Net revenues	$45,743	$135,863	$151,900	$39,044

Income (loss) from operations as previously reported	$(20,238)	$7,935	$39,529	$(95,135)
Reclassification for discontinued operations	2,734	(726)	(8,462)	2,709
Income (loss) from operations	$(17,504)	$7,209	$31,067	$(92,426)

Income (loss) before cumulative effect of change in accounting principle	$(20,999)	$(4,600)	$13,025	$(108,150)
Income (loss) from discontinued operations	(2,013)	454	8,593	(2,732)
Net income (loss) available to common shareholders	(24,176)	(10,405)	7,236	(114,227)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(0.79)	$(0.34)	$0.24	$(3.73)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(0.87)	$(0.34)	$0.24	$(3.73)
Weighted average common shares outstanding	30,469	30,470	30,509	30,653

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(0.79)	$(0.34)	$0.24	$(3.73)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(0.87)	$(0.34)	$0.24	$(3.73)
Weighted average common shares outstanding	30,469	30,470	30,509	30,653

Certain items related to merger, restructuring and impairment charges recorded during Fiscal 2001 and Fiscal 2002 are material to the results of the quarterly information above.  These charges are discussed in Note 13.  During the fourth quarter of Fiscal 2002, the Company made certain adjustments to its accounting associated with the recapitalization as discussed in Note 12.  Accordingly, the Company has adjusted certain previously reported amounts for the first, second, and third quarters of Fiscal 2002.

22.          Subsequent Events

On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period.  Although this 30-day period has expired, management continues discussions with the lenders regarding a restructuring of this facility, and the lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement (see Note 7).

Effective August 29, 2002, the Company and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan.  The terms of the revised agreements waive certain defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels (see Note 7).

As part of its comprehensive strategic plan to restructure its debt, the Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a new $91.5 million senior secured loan facility (the New Resort Credit Facility).  The New Resort Credit Facility replaces the Company’s existing Resort Senior Credit Facility (see Note 6) and is secured by substantially all the assets of the Company and the assets of its resort operating subsidiaries.  Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility.  The New Resort Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million of which approximately $4.1 million of L/C’s was outstanding on the funding date of February 18, 2003.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.

•                  Tranche A Term Loan -  $25.0 million borrowed on the funding date of February 18, 2003.

•                  Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

•                  Tranche B Term Loan -  $20.0 million borrowed on the funding date of February 18, 2003.

The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25% (payable monthly).  The Supplemental Term Loan also requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0% (payable monthly) with an interest rate floor of 12.25%.  The New Resort Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company’s capital expenditures and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The financial covenants of the New Resort Credit Facility are less restrictive than those of the Resort Senior Credit Facility. The New Resort Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.