Form 10-Q
period 2003-03-03
AMERICAN SKIING CO /ME
filed 2003-03-07
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTER ENDED OCTOBER 27, 2002 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the
              transition period from____________ to ____________.

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

                                 (435) 615-0340
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.
Yes [  ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,963,611 shares of common stock, $.01 par value, as of January 26, 2003.

                    American Skiing Company and Subsidiaries

                               Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the 13 weeks ended October 27, 2002 and October 28, 2001 (unaudited)..........3

         Condensed Consolidated Balance Sheets as of October 27, 2002
              and July 28, 2002 (unaudited)....................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended October 27, 2002 and October 28, 2001(unaudited)...........5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................14

         Liquidity and Capital Resources......................................17

         Results of Operations................................................22


Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk...............................................24

Item 4.  Controls and Procedures..............................................25


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds............................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25

                    American Skiing Company and Subsidiaries

Part I - Financial Information

                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                          13 weeks ended         13 weeks ended
                                         October 28, 2001       October 27, 2002
                                           (unaudited)            (unaudited)

Net revenues:
     Resort                                  $  17,322              $  16,911
     Real estate                                 2,791                  3,714
                                             ----------             -----------
       Total net revenues                       20,113                 20,625

Operating expenses:
     Resort                                     23,411                 22,500
     Real estate                                 4,109                  3,576
     Marketing, general and administrative       9,805                 10,033
     Restructuring charges                       1,626                      -
     Depreciation and amortization               3,929                   3,571
                                             ----------             -----------
       Total operating expenses                 42,880                  39,680
                                             ----------             -----------

Loss from op                                   (22,767)                (19,055)
Interest expense, net                           13,711                  11,119
                                             ----------             -----------

Loss from continuing operations before
  cumulative effect of a change in
  accounting principle                         (36,478)                (30,174)

Loss from discontinued operations of
  Heavenly resort                               (2,727)                      -
                                             ----------             -----------

Loss before cumulative effect of a
  change in accounting principle               (39,205)                (30,174)
Cumulative effect of a change in
  accounting principle                         (18,658)                      -
                                             ----------             -----------

Net loss                                       (57,863)                (30,174)

Accretion of discount and dividends on
  mandatorily redeemable preferred stock        (7,686)                 (8,931)
                                             ----------             -----------
Net loss available to common
  shareholders                               $ (65,549)             $  (39,105)
                                             ==========             ===========

Accumulated deficit, beginning of period     $(226,335)             $ (433,045)

Net loss available to common shareholders      (65,549)                (39,105)
                                             ----------             -----------
Accumulated deficit, end of period           $(291,884)             $ (472,150)
                                             ==========             ===========

Basic and diluted net loss per common share:
Loss from continuing operations before
  cumulative effect of a change in
  accounting principle                       $  (1.40)              $   (1.23)
Loss from discontinued operations               (0.09)                      -
Cumulative effect of a change in
  accounting principle                          (0.60)                      -
                                             ----------             -----------
Net loss available to common
  shareholders                               $  (2.09)              $   (1.23)
                                             ==========             ===========

Weighted average common shares
  outstanding - basic and diluted            31,344,497              31,724,141
                                             ==========             ===========



     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                           July 28, 2002        October 27, 2002
                                            (unaudited)            (unaudited)
Assets
Current assets
     Cash and cash equivalents              $   6,924             $   7,371
     Restricted cash                            2,925                 2,146
     Accounts receivable, net                   9,818                 6,806
     Inventory                                  4,057                 6,681
     Prepaid expenses                           4,264                 6,156
     Deferred income taxes                      6,167                 6,167
                                            -------------         --------------
        Total current assets                   34,155                35,327

Property and equipment, net                   395,566               395,492
Real estate developed for sale                 50,878                48,603
Intangible assets, net                          9,540                 9,529
Deferred financing costs, net                   8,561                 7,882
Other assets                                   23,293                26,801
                                            -------------         --------------
                                            $ 521,993              $523,634
                                            =============         ==============
Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Deficit
Current liabilities
     Current portion of long-term debt      $ 103,495             $ 115,425
     Current portion of subordinated
       notes and debentures                     1,074                 1,074
     Accounts payable and other
       current liabilities                     52,182                53,363
     Deposits and deferred revenue              8,533                27,096
                                            ------------          --------------
         Total current liabilities            165,284               196,958

Long-term debt, excluding current portion      76,855                73,156
Subordinated notes and debentures,
  excluding current portion                   139,617               140,085
Other long-term liabilities                    28,320                31,692
Deferred income taxes                           6,167                 6,167
                                            ------------          --------------
         Total liabilities                    416,243               448,058
                                            ------------          --------------
Mandatorily Redeemable Convertible 10
  1/2% Series A Preferred Stock, par
  value of $0.01 per share; 40,000 shares
  authorized; 36,626 shares issued and
  outstanding, including cumulative
  dividends (redemption value of $60,032
  and $61,625, respectively)                   60,032                61,625
Mandatorily Redeemable 8 1/2% Series B
  Preferred Stock; 150,000 shares
  authorized, issued and outstanding
  (redemption value of $0)                          -                     -
Mandatorily Redeemable Convertible 12%
  Series C-1 Preferred Stock, par value of
  $0.01 per share; 40,000 shares authorized,
  issued and outstanding, including
  cumulative dividends (redemption value
  of $44,532 and $45,865, respectively)        43,884                45,230
Mandatorily Redeemable 15% Nonvoting Series
  C-2 Preferred Stock, par value of $0.01
  per share; 139,453 shares authorized,
  issued and outstanding, including
  cumulative dividends (redemption value
  of $159,404 and $165,366, respectively)     157,139               163,131
Mandatorily Redeemable Nonvoting Series D
  Preferred Stock, par value of $.01 per
  share; 5,000 shares authorized; no shares
  issued or outstanding                             -                     -

Shareholders' Deficit
     Common stock, Class A, par value of
       $.01 per share; 15,000,000 shares
       authorized; 14,760,530 shares
       issued and outstanding                     148                   148
     Common stock, par value of $.01 per
       share; 100,000,000 shares
       authorized; 16,963,611 shares
       issued and outstanding                     170                     170
     Additional paid-in capital               277,422                 277,422
     Accumulated deficit                     (433,045)               (472,150)
                                            ------------           -------------
         Total shareholders' deficit         (155,305)               (194,410)
                                            ------------           -------------
         Total liabilities, mandatorily
           redeemable preferred stock
           and shareholders' deficit        $ 521,993              $  523,634
                                            ============           =============

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                            13 weeks ended       13 weeks ended
                                           October 28, 2001     October 27, 2002
                                             (unaudited)          (unaudited)
Cash flows from operating activities
Net loss                                      $  (57,863)         $  (30,174)
Adjustments to reconcile net loss to
  net cash used in operating activities:
       Depreciation and amortization               4,256               3,569
       Discount on convertible debt                  342                  93
       Non-cash interest on junior
         subordinated notes                          220                 375
       Stock compensation charge                      64                   -
       Cumulative effect of a change in
         accounting principle                     18,658                   -
       Gain from sale of assets                      (31)               (384)
       Decrease (increase) in assets:
                  Restricted cash                    432                 779
                  Accounts receivable, net           210               3,012
                  Inventory                       (5,225)             (2,624)
                  Prepaid expenses                (1,554)             (1,892)
                  Real estate developed for sale   1,482               2,275
                  Other assets                    (5,997)             (3,506)
       Increase (decrease) in liabilities:
                  Accounts payable and other
                    current liabilities           (5,373)              1,181
                  Deposits and deferred revenue   14,596              18,563
                  Other long-term liabilities      6,376               3,372
                  Other, net                       2,502                   -
                                              -----------          -------------
                    Net cash used in
                      operating activities       (26,905)             (5,361)
                                              -----------          -------------
Cash flows from investing activities
       Capital expenditures                       (2,580)              (2,460)
       Proceeds from sale of assets                9,065                  511
                                             ------------          -------------
                   Net cash provided by
                     (used in) investing
                     activities                    6,485               (1,949)
                                             ------------          -------------

Cash flows from financing activities
      Proceeds from Resort Senior
        Credit Facility                           22,992               28,511
      Repayment of Resort Senior
        Credit Facility                          (16,974)             (20,877)
      Proceeds from long-term debt                12,500                    -
      Repayment of long-term debt                   (977)                (298)
      Proceeds from real estate debt              12,868                3,245
      Repayment of real estate debt              (12,871)              (2,348)
      Incurrence (payment) of deferred
        financing costs                               30                 (476)
      Net proceeds from issuance of
        common stock                               1,000                    -
      Other, net                                      (4)                   -
                                             ------------          -------------
                    Net cash provided by
                      financing activities        18,564                7,757
                                             ------------          -------------
Net (decrease) increase in cash
  and cash equivalents                            (1,856)                 447
Cash and cash equivalents,
  beginning of period                             11,592                6,924
                                             ------------          -------------
Cash and cash equivalents, end of period     $     9,736           $    7,371
                                             ============          =============
Supplemental disclosure of cash flow
  information:
   Accretion of discount and dividends on
     mandatorily redeemable preferred stock  $     7,686           $    8,931
   Cash paid for interest                         10,749                6,962

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries



        Notes to Condensed Consolidated Financial Statements (Unaudited)

         1. General. American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company operates in two business segments, resort operations and real estate development. The Company performs its real estate development through its wholly owned subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. (Grand Summit). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2003 and Fiscal 2002 are fifty-two week reporting periods, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs losses related to resort operations during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 28, 2002, filed with the Securities and Exchange Commission on March 3, 2003. Certain amounts in the prior period's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

         2. Discontinued Operations. On May 9, 2002, the Company completed the sale of its Heavenly resort (Heavenly) in South Lake Tahoe to Vail Resorts, Inc. The sale of Heavenly has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). In accordance with SFAS No. 144, the results of operations for Heavenly for the first quarter of Fiscal 2002 have been reflected as discontinued operations. Revenues applicable to the operations of Heavenly were $3.0 million for the first quarter of Fiscal 2002.

         3. Critical Accounting Policies. The discussion and analysis of the Company's financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, long-lived asset valuation, realizability and useful lives, and deferred income tax asset valuation allowance. Actual results could differ materially from these estimates. The following are the Company's critical accounting policies:

    Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its operating assets during the second and third quarters of the Company's fiscal year.

    Goodwill and Other Intangible Assets
         During the first quarter of Fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and was required to evaluate its existing intangible assets and goodwill in a transitional impairment analysis. As a result of the transitional impairment analysis, the Company recorded an impairment loss of $18.7 million representing 100% of its goodwill. This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the first quarter of Fiscal 2002. Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

                    American Skiing Company and Subsidiaries

          As of July 28, 2002 and October 27, 2002, acquired intangible assets relate entirely to the resort segment and consist of the following (in thousands):

        ------------------------------------------------------------------------
                                             July 28, 2002     October 27, 2002
        ------------------------------------------------------------------------
        Definite-lived Intangible Assets:
             Lease agreements                  $  1,853         $  1,853
             Less accumulated amortization         (231)            (242)
                                               ------------     ----------------
                                                  1,622            1,611

        Indefinite-lived Intangible Assets:
             Trade names                            170              170
             Water rights                         7,748            7,748
                                               ------------     ----------------
        Intangible Assets, net                 $  9,540         $  9,529
        ------------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 and $11,000 for the first quarters of Fiscal 2002 and Fiscal 2003, respectively. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

    Long-Lived Assets
         On July 30, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of". Long-lived assets, such as property, plant and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases. Prior to the adoption of SFAS No. 144, the Company accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the first quarter of Fiscal 2002, the Company completed the sale of its Sugarbush resort and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to the Company's adoption of SFAS No. 144.

    Revenue Recognition
         Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail shops, and real estate rentals. Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining resort revenues are generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investment has been received and no continuing involvement exists. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying condensed consolidated balance sheets until the earnings process is complete.

    Seasonality
         The Company's revenues are highly seasonal in nature. Over the last five fiscal years, the Company has realized an average of approximately 86% of resort revenues and over 100% of resort EBITDA and net income during the period from November through April, and a significant portion of resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks. In addition, the Company's resorts typically experience operating losses and negative cash flows for the period from May through November.

         A high degree of seasonality in the Company's revenues increases the impact of certain events on its operating results. Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during peak business periods could reduce revenues. Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

                    American Skiing Company and Subsidiaries

         4. Cumulative Effect of a Change in Accounting Principle. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and other indefinite-lived intangibles are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis or when certain triggering events occur. The Company adopted the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the fiscal quarter ended October 28, 2001.

         5. Loss per Common Share. Loss per common share for the 13 weeks ended October 28, 2001 and October 27, 2002 were determined based on the following data (in thousands):

--------------------------------------------------------------------------------
                                           13 weeks ended       13 weeks ended
                                          October 28, 2001     October 27, 2002
--------------------------------------------------------------------------------
                  Loss
Loss from continuing operations before
  accretion of discount, preferred stock
  dividends and cumulative effect of a
  change in accounting principle           $   (36,478)         $   (30,174)
Accretion of discount and dividends
  on mandatorily redeemable preferred
  stock                                         (7,686)              (8,931)
                                           --------------       --------------
Loss from continuing operations before
  cumulative effect of a change in
  accounting principle                         (44,164)             (39,105)
Loss from discontinued operations               (2,727)                   -
Cumulative effect of a change in
  accounting principle                         (18,658)                   -
                                           --------------       --------------
Net loss available to common shareholders  $   (65,549)         $   (39,105)
                                           ==============       ==============

                  Shares
Weighted average common shares
  outstanding (basic and diluted)               31,344               31,724
--------------------------------------------------------------------------------

         As of October 28, 2001 and October 27, 2002, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of October 28, 2001 and October 27, 2002, the Company had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (Series A Preferred Stock) and 40,000 shares of its 12% Series C-1 convertible participating preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of October 28, 2001 and October 27, 2002, these convertible preferred shares would convert into 35,890,526 and 40,295,001 shares of common stock. For a description of the issuance of the shares of Series C-1 Preferred Stock and the agreement by the holders of shares of Series B Preferred Stock to strip the shares of Series B Preferred Stock of all rights (including the right to convert such shares into shares of the Company's common stock), except for the right to elect directors of the Company, see Note 8. The common stock shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 4,246,097 and 3,891,179 of options outstanding to purchase shares of its common stock under its stock option plan as of October 28, 2001 and October 27, 2002, respectively. These stock options are also excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

         6. Segment Information. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has classified its operations into two business segments, resorts and real estate. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations before interest, taxes, depreciation and amortization, and restructuring charges (EBITDA). Additionally, each of the resorts has historically produced similar

                    American Skiing Company and Subsidiaries

EBITDA margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's chief operating decision makers for each business segment monitor the results of those business segments utilizing EBITDA, which the Company believes is an indicative measure of the business segments' operating performance and is generally used by investors to evaluate companies in the resort industry. The Company's real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Certain reclassifications have been made to the prior period amounts as a result of accounting for the sale of Heavenly as discontinued operations. Revenues and operating losses for the two business segments, excluding discontinued operations, are as follows (in thousands):

--------------------------------------------------------------------------------
                                            13 weeks ended     13 weeks ended
                                           October 28, 2001   October 27, 2002
--------------------------------------------------------------------------------
Revenues:
   Resort                                    $  17,322        $  16,911
   Real estate                                   2,791            3,714
                                             -----------      -----------
Total                                        $  20,113        $  20,625
                                             ===========      ===========
Loss from continuing operations before
  cumulative effect of a change in
  accounting principle
   Resort                                    $ (30,059)       $ (24,858)
   Real estate                                  (6,419)          (5,316)
                                             -----------      -----------
Total                                        $ (36,478)       $ (30,174)
                                             ===========      ===========
EBITDA:
   Resort                                    $ (15,894)       $ (15,622)
   Real estate                                  (1,318)             138
                                             -----------      -----------
Total                                        $ (17,212)       $ (15,484)
                                             ===========      ===========
--------------------------------------------------------------------------------

A reconciliation of total EBITDA to amounts reported in the condensed consolidated statements of operations is as follows:

--------------------------------------------------------------------------------
                                            13 weeks ended     13 weeks ended
                                           October 28,2001    October 27, 2002
--------------------------------------------------------------------------------
EBITDA:
   Loss from continuing operations before
     cumulative effect of a change in
     accounting principle                    $ (36,478)       $ (30,174)
   Depreciation and amortization                 3,929            3,571
   Interest expense                             13,711           11,119
   Restructuring charges                         1,626                -
                                             -----------      -----------
                                             $ (17,212)       $ (15,484)
                                             ===========      ===========
--------------------------------------------------------------------------------

        Management believes that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.

         7. Long-Term Debt. On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and other lenders. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort

                    American Skiing Company and Subsidiaries

Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

         There can be no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults under the Real Estate Term Facility may be resolved, if at all. Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company's developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company's real estate development subsidiaries (including Grand Summit Resort Properties, Inc. (Grand Summit)) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of October 27, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.6 million. This collateral includes $83.8 million of Grand Summit assets pledged under the Company's $41.5 million real estate facility (Construction Loan Facility).

        As of July 28, 2002, the Company was also in default under its Construction Loan Facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, the Company and Textron entered into amendments to the Company's $110 million construction loan facility (Senior Construction Loan) and the Company's $10 million subordinated loan tranche Subordinated Construction Loan (Subordinated Construction Loan) under the Construction Loan Facility. The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan. The principal balances outstanding under the Steamboat portion and The Canyons portion of the Senior Construction Loan were approximately $32.9 million and $1.4 million, respectively, as of October 27, 2002. The release prices, as defined, on Steamboat have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment. Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, the amendment to the Senior Construction Loan outlines the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

        September 30, 2002                      $39,000,000
        December 31, 2002                       $35,000,000
        March 31, 2003                          $30,000,000
        June 30, 2003                           $25,000,000
        September 30, 2003                      $20,000,000
        December 31, 2003                       $10,000,000
        March 31, 2004                          $ 5,000,000
        May 31, 2004                            $         -

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

                    American Skiing Company and Subsidiaries

           8. Recapitalization. On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill) to assist the Company in meeting its current financing needs. The agreement closed on August 31, 2001 and included the following key terms:

     o The Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company's Series D Participating Preferred Stock (Series D Preferred Stock);

     o Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Real Estate Term Facility to facilitate amendments to that credit facility. This was the final advance under Tranche C, as the maximum availability under this facility was reduced from $13 million to $12 million;

     o Oak Hill agreed to provide a guaranty for a $14 million equipment lease for the Heavenly gondola, which guaranty was released upon the sale of Heavenly. The fair value of the lease guaranty was approximately $1.7 million;

     o Oak Hill purchased 1 million shares of the Company's common stock for an aggregate purchase price of $1 million;

     o Oak Hill agreed to cancel an agreement to provide it with warrants for 6 million shares of the Company's common stock or 15% of the common stock of Resort Properties, the fair value of which was $2.2 million on the date of the transaction;

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

         9. Subordinated Notes. On June 25, 1996, ASC East issued $120.0 million of 12% Senior Subordinated Notes (the Senior Subordinated Notes). In order to comply with the conditions to closing the Series B Preferred Stock sale, certain amendments were made to the Senior Subordinated Notes. One of the amendments permitted the consummation of a merger of two of the Company's wholly owned subsidiaries, ASC East and ASC West, with and into ASC. This merger was approved by the noteholders on August 1, 1999 and approximately $1.5 million was paid to the holders of the Senior Subordinated Notes. ASC, ASC East and ASC West were merged on October 6, 1999. In connection with the merger, ASC assumed all liabilities of ASC East and ASC West and became the primary obligor under the Senior Subordinated Notes. In addition, the then current subsidiaries of ASC and ASC West, as well as ASC Utah, also became additional guarantors under the Indenture. As a result of the additional guarantee given by certain subsidiaries of the Company, the noteholders under the Indenture will have priority over the equity holders of the Company with respect to any claims made on the assets of those subsidiaries until the obligations under the Indenture have been satisfied.

         On April 19, 2002, the Company completed an amendment to the indenture governing the Senior Subordinated Notes. Pursuant to that amendment, the indenture and Senior Subordinated Notes are no longer subject to a cross-default resulting from a default by the Company's real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the Construction Loan Facility. The amendment also provides that neither a bankruptcy nor a judgment against any of the Company's real estate development subsidiaries will constitute a default under the indenture.

                    American Skiing Company and Subsidiaries

         The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its resort senior credit facility (Resort Senior Credit Facility) and the new $91.5 million senior secured loan facility (the New Resort Credit Facility) (see Note 12). The Senior Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its subsidiaries, with the exception of Ski Insurance, Killington West, Ltd., Uplands Water Company and Walton Pond Apartments, Inc. The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company's balance sheets and results of operations. The guarantor subsidiaries are wholly owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several. ASC is a holding company with no significant independent assets or operations other than its interests in the subsidiaries. Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to ASC. The Senior Subordinated Notes mature July 15, 2006, and will be redeemable at the option of ASC, in whole or in part, at any time after July 15, 2001. The Senior Subordinated Notes were issued with an original issue discount of $3.4 million. As of October 27, 2002, the unamortized discount was approximately $1.7 million. Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Senior Subordinated Notes amounted to $14.6 million in each of Fiscal 2000, 2001, and 2002. The Company has the option to redeem the Senior Subordinated Notes at the following prices on the dates noted (expressed as a percentage of face value):

                  Through July 14, 2003                       104.688%
                  July 15, 2003 - July 14, 2004               103.125%
                  July 15, 2004 - July 14, 2005               101.563%
                  Thereafter                                  100.000%

         10. Dividend Restrictions. Borrowers under the Resort Senior Credit Facility and the Company's New Resort Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

         Borrowers under the Real Estate Term Facility, which include Resort Properties and Resort Properties' subsidiaries, including Grand Summit, are restricted from declaring dividends or advancing funds to ASC by any other method, unless specifically approved by these lenders.

         Under the indenture governing the Senior Subordinated Notes, ASC is prohibited from paying cash dividends or making other distributions to its shareholders.

         11. Restructuring Charges. For the thirteen weeks ended October 28, 2001, the Company incurred $1.6 million of expenses related to the implementation of its strategic restructuring plan. These costs consisted mainly of legal, consulting and accounting fees. There were no employee termination costs included in this $1.6 million charge, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of Fiscal 2001. All of the amounts recognized in the first quarter of Fiscal 2002 were paid or accrued for services incurred prior to the end of the first fiscal quarter in connection with this plan. The Company has not established any reserves for anticipated future restructuring charges. The Company recognizes expenses associated with its strategic restructuring plan as they are incurred.

         12. Subsequent Events. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with the lenders regarding a restructuring of this facility, and the lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement (see Note
7).

         As part of its comprehensive strategic plan to restructure its debt, the Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a new $91.5 million senior secured loan facility. The New Resort Credit Facility replaces the Company's existing Resort Senior Credit Facility and is secured by substantially all the assets of the Company and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility. The New Resort Credit Facility consists of the following:

                    American Skiing Company and Subsidiaries

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million of which approximately $4.1 million of L/C's was outstanding on the funding date of February 18, 2003. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.

     o Tranche A Term Loan - $25.0 million borrowed on the funding date of February 18, 2003.

     o Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

         The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% (payable monthly). The Supplemental Term Loan also requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% (payable monthly) with an interest rate floor of 12.25%. The New Resort Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company's capital expenditures and contains an asset monetization covenant which requires the Company to refinance the facility of sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the New Resort Credit Facility are less restrictive than those of the Resort Senior Credit Facility. The New Resort Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.

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

General
         The following is our discussion and analysis of financial condition and results of operations for the quarter ended October 27, 2002. As you read the material below, we urge you to carefully consider our Fiscal 2002 Annual Report on Form 10-K filed on March 7, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Credit Agreement Defaults. On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility with Fleet National Bank and certain other lenders. See "-Liquidity and Capital Resources - Real Estate Liquidity - Real Estate Term Facility" below for a discussion of the status of our efforts to restructure the Real Estate Term Facility.

         As of July 28, 2002, our hotel development subsidiary was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, our hotel development subsidiary and Textron amended the senior construction loan and the subordinated construction loan (collectively, Construction Loan Facility). See "-- Liquidity and Capital Resources -- Real Estate Liquidity -- Construction Loan Facility" below for a discussion of the terms of the amendment to the Construction Loan Facility.

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

                    American Skiing Company and Subsidiaries

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

         We paid fees and accrued interest totaling $2.8 million related to the resort senior credit facility with Fleet National Bank (Fleet) and other lenders (Resort Senior Credit Facility) out of the sales proceeds and an early prepayment penalty associated with the retirement of a term loan, including accrued interest. After these payments, we made reductions to our outstanding debt of the following amounts:

              ------------------------------------------------------------------
              Real Estate Term Facility                       $ 2.0 million
              Resort Senior Credit Facility, term portion      28.6 million
              Resort Senior Credit Facility, revolver portion  44.1 million
                                                              --------
              Heavenly capital lease                           12.8 million
                                                              --------
              Total                                           $87.5 million
              ------------------------------------------------------------------

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

         On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and other lenders. Resort Properties obtained a temporary waiver of this default. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entitiy to hold Resorts Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The Real Estate Term Facility remains in default pending completion of these negotiations. There can be no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults under the facility may be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of its hotel development subsidiary, Grand Summit Resort Properties, Inc. (Grand Summit)), and other customary secured creditor remedies. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged under the Real Estate Term Facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged under this facility. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit Resort Properties, Inc. to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. As of October 27, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.6 million. This collateral includes $83.8 million of Grand Summit assets pledged under our Construction Loan Facility.

                    American Skiing Company and Subsidiaries


        Effective August 29, 2002, Textron entered into amendments to our $110 million construction loan facility (Senior Construction Loan) and our $10 million subordinated loan tranche Subordinated Construction Loan (Subordinated Construction Loan) under the Construction Loan Facility.The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan. The release prices, as defined, on Steamboat have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment. Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, the amendment to the Senior Construction Loan outlines the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

      September 30, 2002                    $39,000,000
      December 31, 2002                     $35,000,000
      March 31, 2003                        $30,000,000
      June 30, 2003                         $25,000,000
      September 30, 2003                    $20,000,000
      December 31, 2003                     $10,000,000
      March 31, 2004                        $ 5,000,000
      May 31, 2004                          $         -

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

         On April 19, 2002, we completed an amendment to the indenture governing our Senior Subordinated Notes. Pursuant to that amendment, the indenture and Senior Subordinated Notes are no longer subject to a cross-default resulting from a default by our real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the real estate construction facility. The amendment also provides that neither a bankruptcy nor a judgment against any of our real estate development subsidiaries will constitute a default under the indenture.

         The most significant remaining elements of our restructuring plan is the restructuring of the credit facilities of our real estate development subsidiaries. For a more detailed discussion, see "Real Estate Liquidity" below.

Recapitalization: On July 15, 2001, we entered into a securities purchase agreement with Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill) to assist us in meeting our current financing needs. The agreement closed on August 31, 2001 and included the following key terms.

                    American Skiing Company and Subsidiaries


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

     o Oak Hill agreed to provide a guaranty for a $14 million equipment lease for the Heavenly gondola, which guaranty was released upon the sale of Heavenly. The fair value of the lease guaranty was approximately $1.7 million;

     o Oak Hill purchased 1 million shares of our common stock for an aggregate purchase price of $1 million;

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

         As described below, we entered into a new $91.5 million senior secured loan facility (the New Resort Credit Facility) on February 14, 2003 and used our initial borrowings to refinance the Resort Senior Credit Facility.

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our New Resort Credit Facility. The total debt outstanding on our Resort Senior Credit Facility as of October 27, 2002 was approximately $66.3 million.

        Real estate development and real estate working capital is funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments. The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and are collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary. As of October 27, 2002, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $83.8 million. The total debt outstanding on the Construction
Loan Facility as of October 27, 2002 was approximately $41.5 million. See
"Real Estate Liquidity - Real Estate Credit Facility" below.

         Resort Liquidity. As part of our comprehensive strategic plan to restructure our debt, we entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided the New Resort Credit Facility. The New Resort Credit Facility replaces our existing Resort Senior Credit Facility and is secured by substantially all our assets and the assets of our resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility. The New Resort Credit Facility consists of the following:

                    American Skiing Company and Subsidiaries


          o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million of which approximately $4.1 million of L/C's was outstanding on the funding date of February 18, 2003. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued. Immediately after funding, we had availability under the Revolving Credit Facility of $34.3 million.

          o Tranche A Term Loan - $25.0 million borrowed on the funding date of February 18, 2003.

          o Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

          o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

        The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% (payable monthly). The Supplemental Term Loan also requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% (payable monthly) with an interest rate floor of 12.25%. The New Resort Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the New Resort Credit Facility are less restrictive than those of the Resort Senior Credit Facility. The New Resort Credit Facility also restricts our ability to pay cash dividends on or redeem our common and preferred stock.

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

         Real Estate Liquidity. To fund working capital and fund its real estate development plan, Resort Properties relied on the net proceeds from the sale of real estate developed for sale after required construction loan repayments, a $73 million Real Estate Term Facility and the Construction Loan Facility. A substantial portion of our developable real estate and the commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are pledged to the lenders under the Real Estate Term Facility.

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

         The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

o Tranche A is a revolving facility which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (6.50% as of October 27,
     2002). Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

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

                    American Skiing Company and Subsidiaries

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

         As of October 27, 2002, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $18.2 million, $32.7 million, and $17.4 million, respectively.

         On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders have agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

         There is no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults pending under the Real Estate Term Facility may be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory and the land at the Sunday River resort does not secure the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of our hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of October 27, 2002, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.6 million. This collateral includes $83.8 million of Grand Summit assets pledged on our Construction Loan Facility.

         As of January 26, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $18.6 million, $34.5 million, and $18.6 million, respectively.

Construction Loan Facility: We conduct substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons and Attitash Bear Peak, which are primarily financed through the Senior Construction Loan among Grand Summit and various lenders, including Textron, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000. We used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

         As of July 28, 2002, our hotel development subsidiary was also in default under its Senior Construction Loan and Subordinated Construction Loan under the, Construction Loan Facility, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, the hotel development subsidiary and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waive the above referenced defaults, relax mandatory

                    American Skiing Company and Subsidiaries

principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment.

         As of October 27, 2002, the amount outstanding under the Senior Construction Loan was $34.3 million and there were no borrowings available under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Attitash Bear Peak, The Canyons, and Steamboat) collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $83.8 million as of October 27, 2002, which in turn comprise substantial assets of our business). The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan, is May 31, 2004 and the maturity date for funds advanced under The Canyons portion of the Senior Construction Loan is March 31, 2003. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.9 million as of October 27, 2002 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of October 27, 2002). The principal balance outstanding under The Canyons portion of the Senior Construction Loan was approximately $1.4 million as of October 27, 2002 and had an interest rate on funds advanced of prime plus 2.5%, with a floor of 9.5% (9.5% as of October 27, 2002).

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004. As of October 27, 2002, the amount outstanding under the Subordinated Construction Loan was $7.2 million and there were $2.8 million of borrowings available under this facility.

         As of January 26, 2003, the amount outstanding under the Senior Construction Loan was $33.5 million and there were no borrowings available under this facility. The principal balances outstanding under the Steamboat portion and The Canyons portion of the Senior Construction Loan were approximately $32.9 million and $0.6 million, respectively, as of January 26, 2003. As of January 26, 2003, the amount outstanding under the Subordinated Construction Loan was $8.8 million and there were $1.2 million of borrowings available under this facility.

         Series A Preferred Stock Redemption. We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $61.6 million as of October 27, 2002. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for such redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based upon all relevant factors, our Board of Directors determined not to redeem any such shares of stock on such redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately. We are not permitted to redeem the Series A Preferred Stock under the terms of our New Resort Credit Facility and the indenture governing our Senior Subordinated Notes. Also, we can give no assurance that the necessary liquidity will be available to effect such redemption. We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based upon present facts and circumstances we would vigorously contest any such litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

                    American Skiing Company and Subsidiaries


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

         We finance on-mountain capital improvements through resort cash flows, capital leases and our New Resort Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations and future borrowing availability and covenant restrictions under the New Resort Credit Facility. The New Resort Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2003 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for Fiscal 2003.

                    American Skiing Company and Subsidiaries


                              Results of Operations

               For the 13 weeks ended October 27, 2002 compared to
                      the 13 weeks ended October 28, 2001

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. Results of Sugarbush operations are included in our condensed consolidated statement of operations through that date, which covers the first two months of the fiscal year. For comparability, the results of operations at Sugarbush are excluded from both current and prior year results in the discussion of the results of resort operations. The components of resort operations reflect the operations of Heavenly as discontinued operations for the first quarter of Fiscal 2002 due to its sale in May 2002. The following table reconciles results from resort operations as reported for the first quarter of Fiscal 2003 and Fiscal 2002, both including and excluding the results of Sugarbush resort (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                  Resort Results as        Sugarbush Results         Results Excluding         Variance
                               Reported Sugarbush
                                   13 Weeks ended            13 Weeks ended            13 Weeks ended          Excluding
                               ------------------------   ---------------------    -----------------------
                                10/28/01     10/27/02     10/28/01   10/27/02       10/28/01    10/27/02       Sugarbush
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort revenues           $  17,322   $ 16,911      $   697     $     -       $ 16,625   $ 16,911       $    286
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Cost of resort operations          23,411     22,500       1,141            -         22,270     22,500            230
Marketing, general and
      administrative costs          9,805     10,033         458            -          9,347     10,033            686
Restructuring charges               1,626          -           -            -          1,626          -         (1,626)
Depreciation and amortization       3,267      2,972           -            -          3,267      2,972           (295)
Interest expense                    9,272      6,264           8            -          9,264      6,264         (3,000)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses              47,381     41,769       1,607            -         45,774     41,769         (4,005)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Loss from resort operations     $ (30,059)  $(24.858)     $ (910)     $     -       $(29,149)  $(24,858)      $  4,291
                               ============ ===========   ========== ==========    =========== ===========    ============

Reconciliation to EBITDA:
Loss from resort operations     $ (30,059)   $(24,858)    $ (910)     $     -       $(29,149)  $(24,858)      $  4,291
Restructuring charges               1,626           -          -            -          1,626          -         (1,626)
Depreciation and amortization       3,267       2,972          -            -          3,267       2,972          (295)
Interest expense                    9,272       6,264          8            -          9,264       6,264        (3,000)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Resort EBITDA(1)                $ (15,894)   $(15,622)    $ (902)     $     -       $(14,992)  $(15,622)      $   (630)
                               ============ ===========   ========== ==========    =========== ===========    ============
--------------------------------------------------------------------------------------------------------------------------
(1)  EBITDA represents our loss from operations before interest, taxes, depreciation and amortization and restructuring charges. We believe that
     EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.

         Resort revenues were 1.7% higher in the first quarter of Fiscal 2003 when compared to the first quarter of Fiscal 2002. This is a result of improved lodging revenues and golf course performance. Resort operating expenses (including marketing, general and administrative costs) for the first quarter of Fiscal 2003 were $4.0 million lower than the same quarter of Fiscal 2002, primarily as a result of the following:

          (i) $3.0 million decrease in interest expense resulting from a decrease in overall debt balances, and
          (ii) $1.6 million in restructuring charges related to the implementation of our strategic plan during the first quarter of Fiscal 2002.

         These restructuring charges consisted mainly of organizational restructuring costs and legal, consulting and financing costs incurred in connection with our credit facility amendments and capital infusion from Oak Hill. Excluding these restructuring charges, EBITDA was $0.6 million less than the same period of Fiscal 2002. Due to the seasonality of the ski industry, we typically experience losses related to resort operations during our first and fourth fiscal quarters.

                    American Skiing Company and Subsidiaries


         Recent Trends: Although our operating results from July 29, 2002 through January 26, 2003 were stronger than the comparable period of the prior year, we have experienced significant softening in skier visits, call volume and reservation activity in recent weeks which may be attributable to extreme cold weekend and holiday temperatures in the East, the soft economy, as well as concerns about the potential for war in the Middle East and terrorist activity in the United States. This recent trend has partially offset improvements in operating results through January 26, 2003. Furthermore, consumers continue to book their reservations more closely to the actual date of travel making it difficult for us to forecast future performance.

Real Estate Operations:

         The components of real estate operations are as follows:

--------------------------------------------------------------------------------
                                           13 weeks ended
                                  --------------------------------  ------------
                                      10/28/01        10/27/02        Variance
                                  --------------- ----------------  ------------
Total real estate revenues          $  2,791        $  3,714         $   923
                                  --------------- ----------------  ------------

Cost of real estate operations         4,109           3,576            (533)
Depreciation and amortization            662             599             (63)
Interest expense                       4,439           4,855             416
                                  --------------- ----------------  ------------
Total real estate expenses             9,210           9,030            (180)
                                  --------------- ----------------  ------------

Loss from real estate operations    $ (6,419)       $ (5,316)        $ 1,103
                                  =============== ================  ============

Loss from real estate operations    $ (6,419)       $ (5,316)        $ 1,103
Depreciation and amortization            662             599             (63)
Interest expense                       4,439           4,855             416
                                  --------------- ----------------  ------------
Real estate EBITDA                  $ (1,318)       $    138         $ 1,456
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues increased by $0.9 million in the current quarter compared to Fiscal 2002, from $2.8 million to $3.7 million. We recognized $0.3 million in revenues from closings of quartershare units at the Grand Summit Hotel at The Canyons during the first quarter of Fiscal 2002 compared to $2.8 million during the first quarter of Fiscal 2003. In the first quarter of Fiscal 2002 we recognized $1.5 million in revenues from closings at the Steamboat Grand Hotel compared to $0.1 million in such revenues during the first quarter of Fiscal 2003.

         Our loss from real estate operations decreased by $1.1 million, from $6.4 million in the first quarter of Fiscal 2002 to $5.3 million in Fiscal 2003. This was a result primarily of the following:

               (i) $0.9 million increase in revenues recognized on the closings of quartershare units,
               (ii) $0.5 million decrease in cost of real estate operations, and
               (iii)$0.4 million increase in interest expense  resulting from an increase in debt balances.

         We also recognized approximately $1.0 million more in Real Estate EBITDA from sales at The Canyons and Steamboat Grand Hotels due to the increased volume of revenues on those projects as discussed above. We believe that EBITDA is an indicative measure of a real estate company's operating performance and is generally used by investors to evaluate companies in the real estate industry.

                    American Skiing Company and Subsidiaries


         Recent Trends: Over the past several months, we have seen a reduction in sales volume and sales leads at our Grand Summit properties at Steamboat and The Canyons. These reduced sales volumes are below management's anticipated levels for this period. We believe that this is primarily the result of continuing disruptions related to our real estate restructuring efforts, which have impacted real estate sales interest at both resorts, as well as weakening economic conditions and difficulty of potential buyers obtaining end-loan financing for fractional real estate purchases. We remain cautiously optimistic about our ability to sell an increased number of units at Steamboat and The Canyons this ski season as we have completed the Textron restructuring and are progressing on a potential restructuring of the Real Estate Term Facility. We are monitoring developing economic conditions and implementing new and re-energized sales and marketing programs to take advantage of strong early season reservations at these two resorts.

         Benefit from income taxes. The benefit from income taxes was $0 in the first quarter of both Fiscal 2001 and Fiscal 2002. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

         Cumulative effect of a change in accounting principle. During Fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assts acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2002.

         Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $1.2 million, from $7.7 million for the first quarter of Fiscal 2002 to $8.9 million for the first quarter of Fiscal 2003. This increase is primarily attributable to the recapitalization that occurred during August 2001. The compounding effect of accruing dividends on the value of the preferred shares contributed to the increase. On August 31, 2001, the Series B Preferred Stock was stripped of all of its rights and preferences with the exception of the right to elect up to six directors in exchange for, among other things, two new series of Preferred
Stock: (i) $40 million face value of Series C-1 Preferred Stock, accruing dividends at the rate of 12% per annum; and (ii) $139.5 million face value of Series C-2 Preferred Stock accruing dividends at the rate of 15% per annum.

Recently Issued Accounting Standards

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 in the first quarter of Fiscal 2003. The adoption of this pronouncement did not have a material impact on our results of operations, financial position, or liquidity.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our results of operations or financial position.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 28, 2002, as filed with the Securities and Exchange Commission on March 7, 2003.

                    American Skiing Company and Subsidiaries



                                     Item 4
                             Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.


                           Part II - Other Information

                                     Item 2
                    Changes in Securities and Use of Proceeds
None.



                                     Item 5
                                Other Information

None.

                                     Item 6
                        Exhibits and Reports on Form 8-K

a) Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer



b) Reports on Form 8-K

            The Company filed a report on Form 8-K on October 11, 2002, reporting that it had signed an agreement with Textron Financial Corporation to resolve loan defaults under its Construction Loan Facility.

            The Company filed a report on Form 8-K on November 27, 2002, reporting that it had entered into an agreement with Fleet National Bank and the other lenders under its Real Estate Term Facility for a 30-day forbearance from the exercise of lenders' remedies.

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

                                           American Skiing Company
Date:  March 7, 2003

                                           By: /s/ William J. Fair
                                           ---------------------------
                                           William J. Fair
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           By:   /s/ Mark J. Miller
                                           ----------------------------
                                           Mark J. Miller
                                           Senior Vice President, Chief
                                           Financial Officer
                                           (Principal Financial Officer)

                    American Skiing Company and Subsidiaries



                                 CERTIFICATIONS


I, William J. Fair, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Skiing Company (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003

                                           By: /s/ William J. Fair
                                           --------------------------------
                                           William J. Fair
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                    American Skiing Company and Subsidiaries

I, Mark J. Miller, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of American Skiing Company (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003

                                  By:   /s/ Mark J. Miller
                                  --------------------------------
                                  Mark J. Miller
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)