Form 10-Q
period 2003-03-12
AMERICAN SKIING CO /ME
filed 2003-03-12
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE QUARTER ENDED JANUARY 26, 2003
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________ to ____________.

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,963,611 shares of common stock, $.01 par value, as of February 23, 2003.

                    American Skiing Company and Subsidiaries

                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations for the 13 weeks ended January 27, 2002 and January 26, 2003 (unaudited)..........3

         Condensed Consolidated Statements of Operations for the 26 weeks ended January 27, 2002 and January 26, 2003 (unaudited)..........4

         Condensed Consolidated Balance Sheets as of July 28, 2002
              and January 26, 2003 (unaudited).................................5

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended January 27, 2002 and January 26, 2003 (unaudited)..........6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................14

         Liquidity and Capital Resources......................................16

         Results of Operations................................................22


Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk...............................................29

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds............................29

Item 5.  Other Information....................................................29

Item 6.   Exhibits and Reports on Form 8-K....................................29

                    American Skiing Company and Subsidiaries

Part I - Financial Information

                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                  13 weeks ended         13 weeks ended
                                 January 27, 2002       January 26, 2003
                                   (unaudited)            (unaudited)
    Net revenues:
         Resort                    $   87,986             $   98,961
         Real estate                   12,080                  1,325
                                  -------------------    -------------------
              Total net revenues      100,066                100,286
                                  -------------------    -------------------
    Operating expenses:
         Resort                        60,799                 65,794
         Real estate                   11,953                  1,898
         Marketing, general and
           administrative              15,154                 16,552
         Restructuring and asset
           impairment charges          26,253                      -
         Depreciation and amortization 10,757                 11,978
                                  -------------------    -------------------
          Total operating expenses    124,916                 96,222
                                  -------------------    -------------------
    Income (loss) from operations     (24,850)                 4,064
    Interest expense, net              13,106                 11,513
                                  -------------------    -------------------

    Loss from continuing operations   (37,956)                (7,449)

    Income from discontinued
      operations of Heavenly resort     2,523                      -
                                 -------------------    -------------------
    Net loss                          (35,433)                (7,449)

    Accretion of discount and
      dividends on mandatorily
      redeemable preferred stock       (8,266)                (9,243)
                                 -------------------    -------------------
    Net loss available to common
      shareholders                  $ (43,699)            $  (16,692)
                                 ===================    ===================

    Accumulated deficit,
      beginning of period           $(291,884)            $ (472,150)

    Net loss available to common
      shareholders                    (43,699)               (16,692)
                                 -------------------    -------------------

    Accumulated deficit, end
      of period                     $(335,583)            $ (488,842)
                                 ===================    ===================
    Basic and diluted net loss per common share:
    Loss from continuing
      operations                   $  (1.46)              $   (0.53)
    Income from discontinued
      operations                       0.08                       -
                                 -------------------    -------------------
    Net loss available to common
      shareholders                 $  (1.38)              $   (0.53)
                                 ===================    ===================

    Weighted average common shares
      outstanding - basic
      and diluted                  31,718,123             31,724,141
                                 ===================    ===================

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                               26 weeks ended         26 weeks ended
                              January 27, 2002       January 26, 2003
                                (unaudited)            (unaudited)
    Net revenues:
         Resort               $    105,308           $    115,872
         Real estate                14,871                  5,039
                                 --------------        --------------
          Total net revenues       120,179                120,911
                                 --------------        --------------
    Operating expenses:
         Resort                     84,210                 88,294
         Real estate                16,062                  5,474
         Marketing, general and
           administrative           24,959                 26,585
         Restructuring and asset
           impairment charges       27,879                      -
         Depreciation and
           amortization             14,686                 15,549
                                 --------------        --------------
          Total operating
            expenses               167,796                135,902
                                 --------------        --------------
    Loss from operations           (47,617)               (14,991)
    Interest expense, net           26,817                 22,632
                                 --------------        --------------
    Loss from continuing operations
      before cumulative effect
      of a change in accounting
      principle                    (74,434)               (37,623)

    Loss from discontinued
      operations of Heavenly resort   (204)                     -
                                 --------------        --------------
    Loss before cumulative effect
      of a change in accounting
      principle                    (74,638)               (37,623)
    Cumulative effect of a change
      in accounting principle      (18,658)                     -
                                 --------------        --------------
    Net loss                       (93,296)               (37,623)

    Accretion of discount and
      dividends on mandatorily
      redeemable preferred stock   (15,952)               (18,174)
                                 --------------        --------------
    Net loss available to
      common shareholders     $   (109,248)          $    (55,797)
                                 ==============        ==============
    Accumulated deficit,
      beginning of period     $   (226,335)          $   (433,045)
    Net loss available to
      common shareholders         (109,248)               (55,597)
                                ---------------        --------------
    Accumulated deficit,
      end of period           $   (335,583)          $   (488,842)
                                ===============        ==============

    Basic and diluted net loss per common share:
    Loss from continuing
      operations before cumulative
      effect of a change in
      accounting principle    $      (2.87)          $      (1.76)
    Loss from discontinued
      operations                     (0.01)                     -
    Cumulative effect of a
      change in accounting
      principle                      (0.59)                     -
                                ---------------       --------------
    Net loss available to
      common shareholders     $      (3.47)          $      (1.76)
                                ===============       ==============
    Weighted average common
      shares outstanding -
      basic and diluted          31,541,327             31,724,141
                                ===============       ==============

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                                                                     July 28, 2002         January 26, 2003
                                                                                     (unaudited)             (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                        $  6,924               $ 14,446
     Restricted cash                                                                     2,925                  2,679
     Accounts receivable, net                                                            9,818                  9,995
     Inventory                                                                           4,057                  7,362
     Prepaid expenses                                                                    4,264                  6,568
     Deferred income taxes                                                               6,167                  6,167
                                                                                   -----------------      ------------------
           Total current assets                                                         34,155                 47,217

Property and equipment, net                                                            395,566                387,485
Real estate developed for sale                                                          50,878                 48,217
Intangible assets, net                                                                   9,540                  9,516
Deferred financing costs, net                                                            8,561                  7,368
Other assets                                                                            23,293                 28,564
                                                                                   -----------------      ------------------
                                                                                      $521,993              $ 528,367
                                                                                   =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Deficit
Current liabilities
     Current portion of long-term debt                                                $103,495               $105,672
     Current portion of subordinated notes and debentures                                1,074                  1,074
     Accounts payable and other current liabilities                                     52,182                 72,298
     Deposits and deferred revenue                                                       8,533                 38,921
                                                                                   -----------------      ------------------
         Total current liabilities                                                     165,284                217,965

Long-term debt, excluding current portion                                               76,855                 64,984
Subordinated notes and debentures, excluding current portion                           139,617                140,570
Other long-term liabilities                                                             28,320                 30,554
Deferred income taxes                                                                    6,167                  6,167
                                                                                   -----------------      ------------------
         Total liabilities                                                             416,243                460,240
                                                                                   -----------------      ------------------

Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including
  cumulative dividends (redemption value of $60,032 and $63,260, respectively)          60,032                 63,260
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized,
  issued and outstanding (redemption value of $0)                                            -                      -
Mandatorily Redeemable Convertible 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued and outstanding, including cumulative
  dividends (redemption value of $44,532 and $47,237, respectively)                     43,884                 46,617
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of
  $0.01 per share; 139,453 shares authorized, issued and outstanding, including
  cumulative dividends (redemption value of $159,404 and $171,550, respectively)       157,139                169,352
Mandatorily Redeemable Nonvoting Series D Preferred Stock, par value of $0.01 per
  share; 5,000 shares authorized; no shares issued or outstanding                            -                      -

Shareholders' Deficit
     Common stock, Class A, par value of $0.01 per share; 15,000,000 shares
           authorized; 14,760,530 shares issued and outstanding                            148                    148
     Common stock, par value of $0.01 per share; 100,000,000 shares authorized;
           16,963,611 shares issued and outstanding                                        170                    170
     Additional paid-in capital                                                        277,422                277,422
     Accumulated deficit                                                              (433,045)              (488,842)
                                                                                   -----------------      ------------------
        Total shareholders' deficit                                                   (155,305)              (211,102)
                                                                                   -----------------      ------------------
        Total liabilities, mandatorily redeemable preferred stock and
          shareholders' deficit                                                       $521,993               $528,367
                                                                                   =================      ==================

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                        26 weeks ended        26 weeks ended
                                       January 27, 2002      January 26, 2003
                                         (unaudited)           (unaudited)
Cash flows from operating activities
Net loss                                 $ (93,296)            $  (37,623)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
       Depreciation and amortization        18,838                 15,549
       Discount on convertible debt            252                    189
       Non-cash interest on junior
         subordinated notes                    550                    764
       Stock compensation charge                69                      -
       Cumulative effect of a change in
         accounting principle               18,658                      -
       Gain from sale of assets               (483)                  (486)
       Decrease (increase) in assets:
            Restricted cash                   (449)                   246
            Accounts receivable, net         2,752                   (177)
            Inventory                       (5,651)                (3,305)
            Prepaid expenses                (2,492)                (2,304)
            Real estate developed for sale   9,350                  2,661
            Other assets                    (2,767)                (5,418)
       Increase (decrease) in liabilities:
            Accounts payable and other
              current liabilities           10,459                 20,116
            Deposits and deferred revenue   21,185                 30,388
            Other long-term liabilities        912                  2,234
            Other, net                      34,057                      -
                                       -------------------    ------------------
              Net cash provided by
                operating activities        11,944                 22,834
                                       -------------------    ------------------

Cash flows from investing activities
       Capital expenditures                 (5,349)                (5,833)
       Proceeds from sale of assets          9,598                    705
       Other, net                               (1)                     -
                                       -------------------    ------------------
              Net cash provided by
                (used in) investing
                activities                   4,248                 (5,128)
                                       -------------------    ------------------

Cash flows from financing activities
      Proceeds from Resort Senior
        Credit Facility                     47,112                 53,434
      Repayment of Resort Senior
        Credit Facility                    (69,065)               (65,449)
      Proceeds from long-term debt          26,500                      -
      Repayment of long-term debt           (3,113)                  (944)
      Proceeds from real estate debt        17,619                  6,353
      Repayment of real estate debt        (25,099)                (3,088)
      Payment of deferred financing costs     (206)                  (490)
      Proceeds from issuance of common stock 1,000                      -
      Other, net                                (3)                     -
                                       -------------------    ------------------
              Net cash used in
                financing activities        (5,255)               (10,184)
                                       -------------------    ------------------

Net increase in cash and cash equivalents   10,937                  7,522
Cash and cash equivalents, beginning
  of period                                 11,592                  6,924
                                       -------------------    ------------------
Cash and cash equivalents, end of period $  22,529             $   14,446
                                       ===================    ==================

Supplemental disclosure of cash flow information:
Accretion of discount and dividends
  on mandatorily redeemable
  preferred stock                        $  15,952             $   18,174
Cash paid for interest                      27,589                 22,036

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

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

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs losses related to resort operations during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 28, 2002, filed with the Securities and Exchange Commission on March 7, 2003. The accompanying condensed consolidated financial statements reflect adjustments and reclassifications made to the unaudited quarterly financial information presented in Note 21 of the Company's Fiscal 2002 Form 10-K.

2.  Discontinued Operations

         On May 9, 2002, the Company completed the sale of its Heavenly resort (Heavenly) in South Lake Tahoe to Vail Resorts, Inc. The sale of Heavenly has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). In accordance with SFAS No. 144, the results of operations for Heavenly for the first quarter of Fiscal 2002 have been reflected as discontinued operations. Revenues applicable to the operations of Heavenly were $21.1 million and $24.1 million for the 13 weeks and 26 weeks ended January 27, 2002, respectively.

3.  Critical Accounting Policies

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

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its resort operating assets during the second and third quarters of the Company's fiscal year.

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

                    American Skiing Company and Subsidiaries

impairment assessments. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

         As of July 28, 2002 and January 26, 2003, acquired intangible assets relate entirely to the resort segment and consist of the following (in thousands):

              ------------------------------------------------------------------
                                        July 28, 2002      January 26, 2003
              ------------------------------------------------------------------
              Definite-lived Intangible
                Assets:
                  Lease agreements      $   1,853           $   1,853
                  Less accumulated           (231)               (255)
                    amortization
                                         ----------------  ----------------
                                            1,622               1,598

              Indefinite-lived Intangible
                Assets:
                  Trade names                 170                170
                  Water rights              7,748              7,748
                                         ----------------  ----------------
              Intangible Assets, net   $    9,540           $  9,516
              ------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 and $28,000 for the 13 weeks and 26 weeks ended January 27, 2002, respectively, and was approximately $13,000 and $24,000 for the 13 weeks and 26 weeks ended January 26, 2003, respectively. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Revenue Recognition
         Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the Company's second and third quarters of its fiscal year. The Company's remaining resort revenues are generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investment has been received and no continuing involvement exists. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying condensed consolidated balance sheets until the earnings process is complete.

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

                    American Skiing Company and Subsidiaries

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

4.  Cumulative Effect of a Change in Accounting Principle

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and other indefinite-lived intangibles are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis or when certain triggering events occur. The Company adopted the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the 26 weeks ended January 27, 2002.

5.  Loss per Common Share

         Loss per common share for the 13 weeks and 26 weeks ended January 27, 2002 and January 26, 2003, respectively, were determined based on the following data (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                                         13 weeks ended      13 weeks     26 weeks ended      26 weeks
                                                           January 27,    ended January     January 27,    ended January
                                                              2002           26, 2003          2002           26, 2003
--------------------------------------------------------------------------------------------------------------------------
                          Loss
Loss from continuing operations before accretion of
  discount, preferred stock dividends and cumulative effect
  of a change in accounting principle                    $  (37,956)       $  (7,449)     $  (74,434)      $  (37,623)
Accretion of discount and dividends on mandatorily
  redeemable preferred stock                                 (8,266)          (9,243)        (15,952)         (18,174)
                                                         ---------------- --------------- ---------------- ---------------
Loss from continuing operations before cumulative
  effect of a Change in accounting principle                (46,222)         (16,692)        (90,386)         (55,797)
Income (loss) from discontinued operations                    2,523                -            (204)               -
Cumulative effect of a change in accounting principle             -                -         (18,658)               -
                                                         ---------------- --------------- ---------------- ---------------
Net loss available to common shareholders                $  (43,699)       $ (16,692)     $ (109,248)       $ (55,797)
                                                         ================ ================================ ===============

                         Shares
Weighted average common shares outstanding (basic and
  diluted)                                                   31,718           31,724          31,541           31,724
--------------------------------------------------------------------------------------------------------------------------

         As of January 27, 2002 and January 26, 2003, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of January 27, 2002 and January 26, 2003, the Company had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (Series A Preferred Stock) and 40,000 shares of its 12% Series C-1 convertible participating preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of January 27, 2002 and January 26, 2003, these convertible preferred shares would convert into 36,964,063 and 41,489,015 shares of common stock, respectively. For a description of the issuance of the shares of Series C-1 Preferred Stock and the agreement by the holders of shares of Series B Preferred Stock to strip the shares of Series B Preferred Stock of all rights (including the right to convert such shares into shares of the Company's common stock), except for the right to elect directors of the Company, see Note
8. The common stock shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 4,226,097 and 3,891,179 of options outstanding to purchase shares of its common stock under its stock option plan as of January 27, 2002 and January 26, 2003, respectively. These stock options are also excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

                    American Skiing Company and Subsidiaries
6.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has classified its operations into two business segments, resorts and real estate. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations before interest, taxes, depreciation and amortization, and restructuring and asset impairment charges (EBITDA). Additionally, each of the resorts has historically produced similar EBITDA margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's chief operating decision makers for each business segment monitor the results of those business segments utilizing EBITDA, which the Company believes is an indicative measure of the business segments' operating performance and is generally used by investors to evaluate companies in the resort industry. The Company's real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Certain reclassifications have been made to the prior period amounts as a result of accounting for the sale of Heavenly as discontinued operations. Revenues and operating losses for the two business segments, excluding discontinued operations, are as follows
(in thousands):

       --------------------------------------------------------------------------------------------------------------
                                                    13 weeks ended   13 weeks ended   26 weeks ended  26 weeks ended
                                                   January 27, 2002 January 26, 2003 January 27, 2002 January 26, 2003
       --------------------------------------------------------------------------------------------------------------
       Revenues:
            Resort                                  $  87,986       $  98,961         $ 105,308       $ 115,872
            Real estate                                12,080           1,325            14,871           5,039
                                                    --------------- ---------------- --------------- ----------------
       Total                                        $ 100,066       $ 100,286         $ 120,179       $ 120,911
                                                    =============== ================ =============== ================

       Loss from continuing operations before
       cumulative effect of a change in accounting principle
            Resort                                  $ (33,243)      $ (1,282)         $ (63,302)      $ (26,140)
            Real estate                                (4,713)        (6,167)           (11,132)        (11,483)
                                                    --------------- ---------------- --------------- ----------------
       Total                                        $ (37,956)      $ (7,449)         $ (74,434)      $ (37,623)
                                                    =============== ================ =============== ================

       EBITDA:
            Resort                                  $  12,033       $ 16,615          $  (3,861)      $     993
            Real estate                                   127           (573)            (1,191)           (435)
                                                    --------------- ---------------- --------------- ----------------
       Total                                        $  12,160       $ 16,042          $  (5,052)      $     558
                                                    =============== ================ =============== ================
       --------------------------------------------------------------------------------------------------------------

         A reconciliation of total EBITDA to amounts reported in the condensed consolidated statements of operations is as follows:

       --------------------------------------------------------------------------------------------------------------
                                                     13 weeks ended   13 weeks ended   26 weeks ended  26 weeks ended
                                                   January 27, 2002 January 26, 2003 January 27, 2002 January 26, 2003
       --------------------------------------------------------------------------------------------------------------
       EBITDA:
         Loss from continuing operations before
            cumulative effect of a change in
            accounting Principle                    $ (37,956)      $  (7,449)        $ (74,434)      $ (37,623)
         Depreciation and amortization                 10,757          11,978            14,686          15,549
         Interest expense                              13,106          11,513            26,817          22,632
         Restructuring and asset impairment charges    26,253               -            27,879               -
                                                    --------------- ---------------- --------------- ----------------
                                                    $  12,160       $  16,042         $  (5,052)      $     558
                                                    =============== ================ =============== ================
       --------------------------------------------------------------------------------------------------------------

     Management believes that EBITDA is an indicative measure of a resort company's operating performance and is generally used by investors to evaluate companies in the resort industry. However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.

                    American Skiing Company and Subsidiaries
7.  Long-Term Debt

         On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and other lenders. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations. As of January 26, 2003, the principal balance outstanding, including accrued and unpaid interest, under the Real Estate Term Facility was $71.7 million.

         There can be no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults under the Real Estate Term Facility may be resolved, if at all. Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company's developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company's real estate development subsidiaries (including Grand Summit Resort Properties, Inc. (Grand Summit) is pledged to Fleet and the other lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the other lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of January 26, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.1 million. This collateral includes $83.7 million of Grand Summit assets pledged under the Company's $41.5 million real estate construction loan facility (Construction Loan Facility).

         As of July 28, 2002, the Company was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, the Company and Textron entered into amendments to the Company's $110 million construction loan facility (Senior Construction Loan) and the Company's $10 million subordinated loan tranche Subordinated Construction Loan (Subordinated Construction Loan) under the Construction Loan Facility. The terms of the revised agreements waived all previous defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan. The principal balances outstanding under the Steamboat portion and The Canyons portion of the Senior Construction Loan were approximately $32.9 million and $0.6 million, respectively, as of January 26, 2003. The release prices, as defined, on Steamboat have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment. Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, the amendment to the Senior Construction Loan outlines the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

                    American Skiing Company and Subsidiaries

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

         As a result of the amendment to the Subordinated Construction Loan, the maturity date was extended from August 1, 2003, to September 30, 2004. In addition, the Subordinated Construction Loan was reopened to provide additional borrowing availability of approximately $4.5 million. The Subordinated Construction Loan will continue to bear interest at 20%, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date of September 30, 2004.

        As discussed in Note 10, the Company completed the refinancing of its resort senior credit facility (Resort Senior Credit Facility) on February 14, 2003, which was funded on February 18, 2003.

8.  Dividend Restrictions

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

9.  Restructuring and Asset Impairment Charges

         For the 13 weeks and 26 weeks ended January 27, 2002, the Company incurred $0.9 million and $2.5 million of expenses related to the implementation of its strategic restructuring plan. These costs consisted mainly of legal, consulting and accounting fees. There were no employee termination costs included in these charges, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of Fiscal 2001. All of the amounts recognized in 13 weeks and 26 weeks ended January 27, 2002 were paid or accrued for services previously rendered in connection with this plan. The Company has not established any reserves for anticipated future restructuring charges. The Company recognizes expenses associated with its strategic restructuring plan as they are incurred.

         During the first quarter of Fiscal 2002, the Company entered into a non-binding letter of intent to sell its Steamboat resort in Steamboat Springs, Colorado (Steamboat). In accordance with SFAS No. 121, the Company recognized a $52.0 million impairment loss on the net assets held for sale as of July 29, 2001. An additional $25.4 million impairment charge was recorded for the 13 weeks ended January 27, 2002 based on modifications from preliminary estimates to the final proposed purchase and sale agreement. The Company withdrew from the sale of Steamboat on March 26, 2002.

10.  Subsequent Events

         As part of its comprehensive strategic plan to restructure its debt, the Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a new $91.5 million senior secured loan facility (the New Resort Credit Facility). The New Resort Credit Facility replaces the Company's existing Resort Senior Credit Facility and is secured by substantially all the assets of the Company and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility. The New Resort Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.

     o Tranche A Term Loan - $25.0 million borrowed on the funding date of February 18, 2003.

     o Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

                    American Skiing Company and Subsidiaries

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

        ASC has established the American Skiing Company Phantom Equity Plan (the "LTIP"), which was ratified by our Board of Directors on March 6, 2003. Certain of ASC's Executive Officers participate in this plan. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event. A Valuation Event is any of the following:
(i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined. Compensation expense will be estimated and recorded based on the probability of the Company achieving a Valuation Event.

                    American Skiing Company and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); inability to complete our restructuring plan; failure to maintain improvements to resort operating performance at the covenant levels required by our New Resort Credit Facility; the possibility of war or threats of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the SEC. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

         The following is our discussion and analysis of financial condition and results of operations for the 13 and 26 weeks ended January 26, 2003. As you read the material below, we urge you to carefully consider our Fiscal 2002 Annual Report on Form 10-K filed on March 7, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Credit Agreement Defaults

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

         As of July 28, 2002, our hotel development subsidiary (Grand Summit) was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, Grand Summit and Textron and the lenders amended the senior construction loan and the subordinated construction loan (collectively, the Construction Loan Facility). See "-- Liquidity and Capital Resources -- Real Estate Liquidity -- Construction "Loan Facility" below for a discussion of the terms of the amendment to the Construction Loan Facility.

                    American Skiing Company and Subsidiaries

Restructuring Plan

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

         On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and other lenders. Resort Properties obtained a temporary waiver of this default. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The Real Estate Term Facility remains in default pending completion of these negotiations. There can be no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults under the facility may be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged under the Real Estate Term Facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged under this facility. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit Resort Properties, Inc. to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. As of January 26, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.1 million. This collateral includes $83.7 million of Grand Summit assets pledged under our Construction Loan Facility.

        In addition to the developable real estate discussed above, we also own substantial undeveloped real estate at various resorts which is not pledged as collateral to the Real Estate Term Facility.

        Effective August 29, 2002, we and Textron entered into amendments to our $110 million construction loan facility (Senior Construction Loan) and our $10 million subordinated loan tranche Subordinated Construction Loan (Subordinated Construction Loan) under the Construction Loan Facility. The terms of the revised agreements waived all previous defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan

                    American Skiing Company and Subsidiaries

and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan. The release prices, as defined, on Steamboat have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment. Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, the amendment to the Senior Construction Loan outlines the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

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

         As a result of the amendment to the Subordinated Construction Loan, the maturity date was extended from August 1, 2003, to September 30, 2004. In addition, the Subordinated Construction Loan was reopened to provide additional borrowing availability of approximately $4.5 million. The Subordinated Construction Loan will continue to bear interest at 20%, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date of September 30, 2004.

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

Liquidity and Capital Resources

Short-Term

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

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our New Resort Credit Facility. The total debt outstanding on our Resort Senior Credit Facility as of January 26, 2003 was approximately $46.6 million. The total debt outstanding on our New Resort Credit Facility as of February 18, 2003 was approximately $57.2 million. The Resort Senior Credit Facility was repaid in full on February 18, 2003.

                    American Skiing Company and Subsidiaries

         Real estate development and real estate working capital is funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments. The Construction Loan Facility is without recourse to ASC and the resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit. As of January 26, 2003, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $83.7 million. The total debt outstanding on the Construction Loan Facility as of January 26, 2003 was approximately $42.3 million. See "Real Estate Liquidity - Real Estate Credit Facility" below.

Resort Liquidity

         As part of our comprehensive strategic plan to restructure our debt, we entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided the New Resort Credit Facility. The New Resort Credit Facility replaces our Resort Senior Credit Facility and is secured by substantially all our assets and the assets of our resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Credit Facility nor are their assets pledged as collateral under the New Resort Credit Facility. The New Resort Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued. Immediately after funding, we had availability under the Revolving Credit Facility of $34.3 million.

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

        As of February 23, 2003, we had $0, $25.0 million, $6.5 million and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan and Tranche B Term Loan portions of the New Resort Credit Facility, respectively. Furthermore, as of February 23, 2003, we had $40.0 million available for future borrowings under the Revolving Credit Facility. As of February 23, 2003, we had $4.5 million of L/C's issued outside of the New Resort Credit Facility. These L/C's have been collateralized by cash balances and do not reduce availability under the Revolving Credit Facility.

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

                    American Skiing Company and Subsidiaries
Real Estate Liquidity

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

                    American Skiing Company and Subsidiaries

         The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (6.25% as of January 26, 2003). Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

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

         On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

         There is no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults pending under the Real Estate Term Facility may be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the other lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the other lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies. As of January 26, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $120.1 million. This collateral includes $83.7 million of Grand Summit assets pledged on our Construction Loan Facility.

                    American Skiing Company and Subsidiaries

         As of February 23, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $18.8 million, $35.1 million, and $19.0 million, respectively.

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

         As of July 28, 2002, Grand Summit was also in default under its Senior Construction Loan and Subordinated Construction Loan under the Construction Loan Facility, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, Grand Summit and Textron and the lenders entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waived all previous defaults, relax mandatory principal amortization requirements and provide additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment.

        As of January 26, 2003, the amount outstanding under the Senior Construction Loan was $33.5 million and there were no borrowings available under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65% and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Attitash Bear Peak, The Canyons, and Steamboat) collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $83.7 million as of January 26, 2003, which in turn comprise substantial assets of our business). The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan, is May 31, 2004 and the maturity date for funds advanced under The Canyons portion of the Senior Construction Loan is March 31, 2003. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.9 million as of January 26, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of January 26, 2003). The principal balance outstanding under The Canyons portion of the Senior Construction Loan was approximately $0.6 million as of January 26, 2003 and had an interest rate on funds advanced of prime plus 2.5%, with a floor of 9.5% (9.5% as of January 26, 2003). Finally, the Senior Construction Loan outlines the following maximum outstanding principal balances as of the following dates:

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

         As of February 23, 2003, the amount outstanding under the Senior Construction Loan was $33.0 million and there were no borrowings available under this facility. The principal balances outstanding under the Steamboat portion and The Canyons portion of the Senior Construction Loan were approximately $32.8 million and $0.2 million, respectively, as of February 23, 2003. As of February 23, 2003, the amount outstanding under the Subordinated Construction Loan was $9.1 million and there were no borrowings available under this facility. It is uncertain that we will be able to make the principal payments necessary to bring the outstanding balance under the Senior Construction Loan to $30.0 million at March 31, 2003. If we are unable to make the necessary payments, remedies available to the lenders include, but are not limited to, foreclosure of real and personal property owned by Grand Summit and pledged to the lenders, and other customary secured creditor remedies.

                    American Skiing Company and Subsidiaries

Series A Preferred Stock Redemption

         We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $63.3 million as of January 26, 2003. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for such redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based upon all relevant factors, our Board of Directors determined not to redeem any such shares of stock on such redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately. We are not permitted to redeem the Series A Preferred Stock under the terms of our New Resort Credit Facility and the indenture governing our Senior Subordinated Notes. Also, we can give no assurance that the necessary liquidity will be available to effect such redemption. We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based upon present facts and circumstances we would vigorously contest any such litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

Long-Term

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

         We finance on-mountain capital improvements through resort cash flows, capital leases and our New Resort Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations and future borrowing availability and covenant restrictions under the New Resort Credit Facility. The New Resort Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2003 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the foreseeable future.

                    American Skiing Company and Subsidiaries

                              Results of Operations
                For the 13 weeks ended January 27, 2002 compared
                     to the 13 weeks ended January 26, 2003

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. Results of Sugarbush operations are included in our condensed consolidated statement of operations through that date, which covers the first two months of the fiscal year. For comparability, the results of operations at Sugarbush are excluded from both current and prior year results in the discussion of the results of resort operations. The components of resort operations reflect the operations of Heavenly as discontinued operations for the first quarter of Fiscal 2002 due to its sale in May 2002. The following table reconciles results from resort operations as reported for the 13 weeks ended January 27, 2002 and January 26, 2003, both including and excluding the results of Sugarbush resort (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                               Resort Results as Reported    Sugarbush Results  Results Excluding Sugarbush    Variance
                                    13 Weeks ended            13 Weeks ended            13 Weeks ended         Excluding
                               ------------------------   ---------------------    -----------------------
                                 1/27/02     1/26/03       1/27/02    1/26/03       1/27/02     1/26/03        Sugarbush
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Total resort revenues           $ 87,986    $ 98,961      $      1   $      -      $ 87,985     $ 98,961       $ 10,976
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Cost of resort operations         60,799      65,794            12          -        60,787       65,794          5,007
Marketing, general and
  administrative costs            15,154      16,552            10          -        15,144       16,552          1,408
Restructuring and asset
  impairment charges              26,013           -             -          -        26,013            -        (26,013)
Depreciation and amortization     10,161      11,318             -          -        10,161       11,318          1,157
Interest expense                   9,102       6,579            24          -         9,078        6,579         (2,499)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses            121,229     100,243            46          -       121,183      100,243        (20,940)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Loss from resort operations     $(33,243)   $ (1,282)     $    (45)  $      -      $(33,198)    $ (1,282)      $ 31,916
                               ============ ===========   ========== ==========    =========== ===========    ============

Reconciliation to EBITDA:
Loss from resort operations     $(33,243)   $ (1,282)     $    (45)  $      -      $(33,198)    $ (1,282)      $ 31,916
Restructuring and asset
impairment charges                26,013           -             -          -        26,013            -        (26,013)
Depreciation and amortization     10,161      11,318             -          -        10,161       11,318          1,157
Interest expense                   9,102       6,579            24          -         9,078        6,579         (2,499)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Resort EBITDA(1)                $ 12,033    $ 16,615      $    (21)  $      -      $ 12,054     $ 16,615       $  4,561
                               ============ ===========   ========== ==========    =========== ===========    ============
--------------------------------------------------------------------------------------------------------------------------

(1)  EBITDA  represents  our  loss  from  operations  before  interest,   taxes,
     depreciation  and  amortization  and  restructuring  and  asset  impairment charges.  We  believe  that  EBITDA is an  indicative  measure  of a resort company's  operating  performance  and is  generally  used by  investors to evaluate companies in the resort industry.  However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.

         Resort revenues were 12.5% higher in the 13 weeks ended January 26, 2003 when compared to the 13 weeks ended January 27, 2002. This is a result of improved snow conditions when compared to the prior year. Resort operating expenses (including marketing, general and administrative costs) for the 13 weeks ended January 26, 2003 were $20.9 million lower than the same period of Fiscal 2002, primarily as a result of the following:

     (i) $2.5 million decrease in interest expense resulting from a decrease in overall debt balances,
     (ii) $26.0 million decrease in restructuring and asset impairment charges,
     (iii)$5.0 million increase in cost of resort operations, primarily from increased skier visits,
     (iv) $1.4 million increase in marketing, general and administrative costs, primarily from the increase in resort operating activity, and
     (v)  $1.2 million increase in depreciation.

                    American Skiing Company and Subsidiaries

     The $26.0 million of restructuring and asset impairment charges for the 13 weeks ended January 27, 2002 includes:

     (i) $25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, and
     (ii) $0.6 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         Excluding these restructuring and asset impairment charges, EBITDA was $4.6 million higher in the 13 weeks ended January 26, 2003 when compared to the same period of Fiscal 2002.

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

Real Estate Operations:

         The components of real estate operations are as follows:

--------------------------------------------------------------------------------
                                                 13 weeks ended
                                  --------------------------------  ------------
                                      1/27/02          1/26/03        Variance
                                  --------------- ----------------  ------------
  Total real estate revenues        $ 12,080         $  1,325        $ (10,755)
                                  --------------- ----------------  ------------
Cost of real estate operations        11,953            1,898          (10,055)
Restructuring charges                    240                -             (240)
Depreciation and amortization            596              660               64
Interest expense                       4,004            4,934              930
                                  --------------- ----------------  ------------
Total real estate expenses            16,793            7,492           (9,301)
                                  --------------- ----------------  ------------

Loss from real estate operations    $ (4,713)        $ (6,167)       $  (1,454)
                                  =============== ================  ============

Reconciliation to EBITDA:
Loss from real estate operations    $ (4,713)        $ (6,167)       $  (1,454)
Restructuring charges                    240                -             (240)
Depreciation and amortization            596              660               64
Interest expense                       4,004            4,934              930
                                  --------------- ----------------  ------------
Real estate EBITDA                  $    127         $   (573)       $    (700)
                                  =============== ================  ============
--------------------------------------------------------------------------------

         Real estate revenues decreased by $10.8 million in the 13 weeks ended January 26, 2003 when compared to the same period in Fiscal 2002, from $12.1 million to $1.3 million. This was a result primarily of the following:

     (i) $5.2 million decrease in revenues recognized on the closings of quartershare units at Steamboat and The Canyons, and
     (ii) $5.6 million decrease in revenues recognized on the closings of quartershare units at our eastern resorts.

         The decrease in revenues from closings of quartershare units at our eastern resorts is the result of having completed the sell-out of our remaining inventory. The decrease in revenues from closings of quartershare units at The Canyons and Steamboat relates primarily to continuing disruptions related to our real estate restructuring efforts as well as weakening economic conditions and difficulty of potential buyers obtaining end-loan financing for fractional real estate purchases.

                    American Skiing Company and Subsidiaries

         Our loss from real estate operations increased by $1.5 million, from $4.7 million in the 13 weeks ended January 27, 2002 to $6.2 million in the 13 weeks ended January 26, 2003. This was a result primarily of the following:

     (i) $10.8 million decrease in revenues recognized on the closings of quartershare units,
     (ii) $10.1 million decrease in cost of real estate operations,
     (iii)$0.9 million increase in interest expense resulting from an increase in debt balances, and
     (iv) $0.2 million decrease in restructuring charges, which include legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         As a result of the above, EBITDA was $0.7 million lower in the 13 weeks ended January 26, 2003 when compared to the same period of Fiscal 2002. We believe that EBITDA is an indicative measure of a real estate company's operating performance and is generally used by investors to evaluate companies in the real estate industry.

         Recent Trends: Over the past several months, we have seen a reduction in sales volume and sales leads at our Grand Summit properties at Steamboat and The Canyons. These reduced sales volumes are below management's anticipated levels for this period. We believe that this is primarily the result of continuing disruptions related to our real estate restructuring efforts, which have impacted real estate sales interest at both resorts, as well as weakening economic conditions and difficulty of potential buyers obtaining end-loan financing for fractional real estate purchases. We remain cautiously optimistic about our ability to sell an increased number of units at Steamboat and The Canyons this ski season as we have completed the Construction Loan Facility restructuring and are progressing on a potential restructuring of the Real Estate Term Facility. We are monitoring developing economic conditions and implementing new and re-energized sales and marketing programs to take advantage of visitation during the remaining ski season.

         Benefit from income taxes. The benefit from income taxes was $0 in both the 13 weeks ended January 27, 2002 and the 13 weeks ended January 26, 2003. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

         Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $0.9 million, from $8.3 million for the 13 weeks ended January 27, 2002 to $9.2 million for the 13 weeks ended January 26, 2003. This increase is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

                    American Skiing Company and Subsidiaries

                              Results of Operations
                For the 26 weeks ended January 27, 2002 compared
                     to the 26 weeks ended January 26, 2003

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. Results of Sugarbush operations are included in our condensed consolidated statement of operations through that date, which covers the first two months of the fiscal year. For comparability, the results of operations at Sugarbush are excluded from both current and prior year results in the discussion of the results of resort operations. The components of resort operations reflect the operations of Heavenly as discontinued operations for the first quarter of Fiscal 2002 due to its sale in May 2002. The following table reconciles results from resort operations as reported for the 26 weeks ended January 27, 2002 and January 26, 2003, both including and excluding the results of Sugarbush resort (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                               Resort Results as Reported   Sugarbush Results    Results Excluding Sugarbush   Variance
                                    26 Weeks ended           26 Weeks ended            26 Weeks ended          Excluding
                               ------------------------   ---------------------    -----------------------
                                 1/27/02     1/26/03       1/27/02    1/26/03       1/27/02     1/26/03        Sugarbush
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort revenues           $ 105,308    $ 115,872     $    698   $     -       $ 104,610   $ 115,872      $  11,262
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Cost of resort operations          84,210       88,294        1,153         -          83,057      88,294          5,237
Marketing, general and
  administrative costs             24,959       26,585          468         -          24,491      26,585          2,094
Restructuring and asset
impairment charges                 27,639            -            -         -          27,639           -        (27,639)
Depreciation and amortization      13,428       14,290            -         -          13,428      14,290            862
Interest expense                   18,374       12,843           32         -          18,342      12,843         (5,499)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses             168,610      142,012        1,653         -         166,957     142,012        (24,945)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Loss from resort operations     $ (63,302)   $ (26,140)    $   (955)  $     -      $  (62,347)  $ (26,140)     $  36,207
                               ============ ===========   ========== ==========    =========== ===========    ============

Reconciliation to EBITDA:
Loss from resort operations     $ (63,302)   $ (26,140)    $   (955)  $     -      $  (62,347)  $ (26,140)     $  36,207
Restructuring and asset
impairment charges                 27,639            -            -         -          27,639           -        (27,639)
Depreciation and amortization      13,428       14,290            -         -          13,428      14,290            862
Interest expense                   18,374       12,843           32         -          18,342      12,843         (5,499)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Resort EBITDA(1)                 $ (3,861)   $     993     $   (923)  $     -      $   (2,938)  $     993      $   3,931
                               ============ ===========   ========== ==========    =========== ===========    ============
--------------------------------------------------------------------------------------------------------------------------
(1)  EBITDA  represents  our  loss  from  operations  before  interest,   taxes,
     depreciation  and  amortization  and  restructuring  and  asset  impairment charges.  We  believe  that  EBITDA is an  indicative  measure  of a resort company's  operating  performance  and is  generally  used by  investors to evaluate companies in the resort industry.  However, EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies.

         Resort revenues were 10.8% higher in the 26 weeks ended January 26, 2003 when compared to the 26 weeks ended January 27, 2002. This is a result of improved snow conditions when compared to the prior year. Resort operating expenses (including marketing, general and administrative costs) for the 26 weeks ended January 26, 2003 were $24.9 million lower than the same period of Fiscal 2002, primarily as a result of the following:

     (i) $5.5 million decrease in interest expense resulting from a decrease in overall debt balances,
     (ii) $27.6 million decrease in restructuring and asset impairment charges,
     (iii)$5.2 million increase in cost of resort operations, primarily from increased skier visits,
     (iv) $2.1 million increase in marketing, general and administrative costs, primarily from the increase in resort operating activity, and
     (v)  $0.9 million increase in depreciation.

                    American Skiing Company and Subsidiaries

     The $27.6 million of restructuring and asset impairment charges for the 26 weeks ended January 27, 2002 includes:

     (i) $25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, and
     (ii) $2.2 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         Excluding these restructuring and asset impairment charges, EBITDA was $3.9 million higher in the 26 weeks ended January 26, 2003 when compared to the same period of Fiscal 2002.

Real Estate Operations:

         The components of real estate operations are as follows:

--------------------------------------------------------------------------------
                                             26 weeks ended
                                  --------------------------------  ------------
                                      1/27/02          1/26/03        Variance
                                  --------------- ------------------------------
Total real estate revenues          $  14,871       $   5,039       $  (9,832)
                                  --------------- ----------------  ------------
Cost of real estate operations         16,062           5,474         (10,588)
Restructuring charges                     240               -            (240)
Depreciation and amortization           1,258           1,259               1
Interest expense                        8,443           9,789           1,346
                                  --------------- ----------------  ------------
Total real estate expenses             26,003          16,522          (9,481)
                                  --------------- ----------------  ------------

Loss from real estate operations    $ (11,132)      $ (11,483)      $    (351)
                                  =============== ================  ============

Reconciliation to EBITDA:
Loss from real estate operations    $ (11,132)      $ (11,483)      $    (351)
Restructuring charges                     240               -            (240)
Depreciation and amortization           1,258           1,259               1
Interest expense                        8,443           9,789           1,346
                                  --------------- ----------------  ------------
Real estate EBITDA                  $  (1,191)      $    (435)      $     756
                                  =============== ================  ============
--------------------------------------------------------------------------------

         Real estate revenues decreased by $9.8 million in the 26 weeks ended January 26, 2003 when compared to the same period in Fiscal 2002, from $14.9 million to $5.1 million. This was a result primarily of the following:

     (i) $3.8 million decrease in revenues recognized on the closings of quartershare units at Steamboat and The Canyons, and
     (ii) $6.2 million decrease in revenues recognized on the closings of quartershare units at our eastern resorts.

         The decrease in revenues from closings of quartershare units at our eastern resorts is the result of having completed the sell-out of our remaining inventory. The decrease in revenues from closings of quartershare units at The Canyons and Steamboat relates primarily to continuing disruptions related to our real estate restructuring efforts as well as weakening economic conditions and difficulty of potential buyers obtaining end-loan financing for fractional real estate purchases.

                    American Skiing Company and Subsidiaries

         Our loss from real estate operations increased by $0.4 million, from $11.1 million in the 26 weeks ended January 27, 2002 to $11.5 million in the 26 weeks ended January 26, 2003. This was a result primarily of the following:

     (i) $9.8 million decrease in revenues recognized on the closings of quartershare units,
     (ii) $10.6 million decrease in cost of real estate operations,
     (iii)$1.4 million increase in interest expense resulting from an increase in debt balances, and
     (iv) $0.2 million decrease in restructuring charges, which include legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         As a result of the above, EBITDA was $0.8 million higher in the 26 weeks ended January 26, 2003 when compared to the same period of Fiscal 2002. We believe that EBITDA is an indicative measure of a real estate company's operating performance and is generally used by investors to evaluate companies in the real estate industry.

         Benefit from income taxes. The benefit from income taxes was $0 in both the 26 weeks ended January 27, 2002 and the 26 weeks ended January 26, 2003. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

      Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $2.2 million, from $16.0 million for the 26 weeks ended January 27, 2002 to $18.2 million for the 26 weeks ended January 26, 2003. This increase is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

      Cumulative effect of a change in accounting principle. During Fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the 26 weeks ended January 27, 2002.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on our results of operations, financial position, or liquidity.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on our results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretations (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and

                    American Skiing Company and Subsidiaries

initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have an effect on our results of operations or financial position.

         In January 2003, the FASB issued FASB Interpretations (FIN) No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. This Interpretation addresses consolidation and reporting by business enterprises of variable interest entities. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN No. 46 did not have an effect on our results of operations or financial position.

                    American Skiing Company and Subsidiaries

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

         Included herewith are the following exhibits:

Exhibit No.       Description

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

b) Reports on Form 8-K

            The Company filed a report on Form 8-K on March 7, 2003, announcing its Fiscal 2003 First Quarter and 2002 Year End Results.

                    American Skiing Company and Subsidiaries

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           American Skiing Company
Date:  March 12, 2003

                                           By:   /s/ William J. Fair
                                           --------------------------------
                                           William J. Fair
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           By:  /s/ Helen E. Wallace
                                           --------------------------------
                                           Helen E. Wallace
                                           Senior Vice President, Chief
                                           Financial Officer
                                           (Principal Financial Officer)

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

Date:  March 12, 2003

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

I, Helen E. Wallace, certify that:


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

Date:  March 12, 2003

                                  By:  /s/ Helen E. Wallace
                                  --------------------------------
                                  Helen E. Wallace
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer)