Form 10-Q
period 2003-04-27
AMERICAN SKIING CO /ME
filed 2003-06-11
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED APRIL 27, 2003 or

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,963,611 shares of common stock, $.01 par value, as of June 1, 2003.

                    American Skiing Company and Subsidiaries


                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations for the 13 weeks ended April 28, 2002 and April 27, 2003 (unaudited)..............3

         Condensed Consolidated Statements of Operations for the 39 weeks ended April 28, 2002 and April 27, 2003 (unaudited)..............4

         Condensed Consolidated Balance Sheets as of July 28, 2002
              and April 27, 2003 (unaudited)...................................5

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended April 28, 2002 and April 27, 2003 (unaudited)..............6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................16

         Liquidity and Capital Resources......................................17

         Results of Operations................................................22

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk...............................................27

Item 4.  Controls and Procedures..............................................27


Part II - Other Information

Item 1.  Legal Proceedings....................................................27

Item 2.  Changes in Securities and Use of Proceeds............................27

Item 3.  Defaults upon Senior Securities......................................27

Item 5.  Other Information....................................................28

Item 6.   Exhibits and Reports on Form 8-K....................................28

                    American Skiing Company and Subsidiaries


Part I - Financial Information

                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                   13 weeks ended         13 weeks ended
                                   April 28, 2002         April 27, 2003
                                     (unaudited)            (unaudited)
    Net revenues:
         Resort                   $      124,049         $      122,129
         Real estate                       7,592                  5,614
                                  -------------------    -------------------
              Total net revenues         131,641                127,743
                                  -------------------    -------------------
    Operating expenses:
         Resort                           62,530                 60,903
         Real estate                       8,340                  4,941
         Marketing, general
           and administrative             13,520                 13,600
         Restructuring and asset
           impairment charges                  -                   (160)
                                                                                                      -
         Write-off of deferred
           financing costs                     -                  2,761
         Depreciation and amortization    11,518                 12,066
                                  -------------------    -------------------
              Total operating expenses    95,908                 94,111
                                  -------------------    -------------------
    Income from operations                35,733                 33,632
    Interest expense, net                 11,101                 11,094
                                  -------------------    -------------------
    Income from continuing operations     24,632                 22,538
    Income from discontinued
        operations of Heavenly resort      9,853                      -
                                  -------------------    -------------------
    Net income                            34,485                 22,538
    Accretion of discount and
        dividends on mandatorily
        redeemable preferred stock        (8,305)                (9,567)
                                  -------------------    -------------------
    Net income available to common
        shareholders              $       26,180         $       12,971
                                  ===================    ===================
    Accumulated deficit, beginning
        of period                 $     (335,583)        $     (488,842)
    Net income available to common
        shareholders                      26,180                 12,971
                                  -------------------    -------------------
    Accumulated deficit, end
        of period                 $     (309,403)        $     (475,871)
                                  ===================    ===================
    Basic earnings per common share:
    Income from continuing
        operations                $         0.51         $         0.41
    Income from discontinued operations     0.31                      -
                                  -------------------    -------------------
    Net income available to
        common shareholders       $         0.82         $         0.41
                                  ===================    ===================
    Weighted average common shares
        outstanding - basic           31,718,123             31,724,141
    Diluted earnings per common share:
    Income from continuing
        operations                $         0.24                   0.18
    Income from discontinued operations     0.15                      -
                                  -------------------    -------------------
    Net income available to common
        shareholders              $         0.39                   0.18
                                  ===================    ===================
    Weighted average common shares
        outstanding - diluted            65,346,923             73,213,156

     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                        39 weeks ended         39 weeks ended
                                        April 28, 2002         April 27, 2003
                                          (unaudited)            (unaudited)
    Net revenues:
         Resort                       $      29,357         $      238,001
         Real estate                         22,463                 10,653
                                      -------------------    -------------------
           Total net revenues               251,820                248,654
                                      -------------------    -------------------

    Operating expenses:
         Resort                             146,740                149,197
         Real estate                         24,402                 10,415
         Marketing, general and
           administrative                    38,479                 40,185
         Restructuring and asset
           impairment charges                27,879                   (160)
         Write-off of deferred
           financing costs                        -                  2,761
         Depreciation and amortization       26,204                 27,615
                                      -------------------    -------------------
              Total operating expenses      263,704                230,013
                                      -------------------    -------------------

    Income (loss) from operations           (11,884)                18,641
    Interest expense, net                    37,918                 33,726
                                      -------------------    -------------------

    Loss from continuing operations
        before cumulative effect of a
        change in accounting principle      (49,802)               (15,085)

    Income from discontinued operations
        of Heavenly resort                    9,649                      -
                                      -------------------    -------------------

    Loss before cumulative effect of
        a change in accounting principle    (40,153)               (15,085)
    Cumulative effect of a change in
        accounting principle                (18,658)                     -
                                      -------------------    -------------------

    Net loss                                (58,811)               (15,085)

    Accretion of discount and dividends
        on mandatorily redeemable
        preferred stock                     (24,257)               (27,741)
                                      -------------------    -------------------
    Net loss available to common
        shareholders                  $     (83,068)         $     (42,826)
                                      ===================    ===================

    Accumulated deficit, beginning
        of period                     $    (226,335)         $    (433,045)

    Net loss available to common
        shareholders                        (83,068)               (42,826)
                                      -------------------    -------------------

    Accumulated deficit, end of
        period                        $    (309,403)         $    (475,871)
                                      ===================    ===================

    Basic and diluted net loss per common share:
    Loss from continuing operations before
        cumulative effect of a change in
        accounting principle          $       (2.34)         $       (1.35)
    Income from discontinued operations        0.31                      -
    Cumulative effect of a change in
        accounting principle                  (0.59)                     -
                                      -------------------    -------------------
    Net loss available to common
        shareholders                  $       (2.62)         $       (1.35)
                                      ===================    ===================

    Weighted average common shares
        outstanding - basic and diluted    31,597,244             31,724,141

      e accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                       July 28, 2002          April 27, 2003
                                        (unaudited)             (unaudited)
Assets
Current assets
     Cash and cash equivalents         $    6,924            $    11,504
     Restricted cash                        2,925                  8,662
     Accounts receivable, net               9,818                  6,979
     Inventory                              4,057                  3,496
     Prepaid expenses                       4,264                  4,726
     Deferred income taxes                  6,167                  6,167
                                       -----------------      ------------------
           Total current assets            34,155                 41,534

Property and equipment, net               397,991                375,834
Real estate developed for sale             50,878                 48,143
Intangible assets, net                      7,115                  7,077
Deferred financing costs, net               8,561                  7,377
Other assets                               23,293                  7,943
                                       -----------------      ------------------
                                      $   521,993            $   487,908
                                       =================      ==================

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Deficit
Current liabilities
     Current portion of long-term
        debt                          $   103,495                 95,635
     Current portion of subordinated
        notes and debentures                1,074                  1,467
     Accounts payable and other
        current liabilities                52,182                 67,020
     Deposits and deferred revenue          8,533                  7,392
                                       -----------------      ------------------
         Total current liabilities        165,284                171,514

Long-term debt, excluding current portion  76,855                 76,528
Subordinated notes and debentures,
        excluding current portion         139,617                139,603
Other long-term liabilities                28,320                  3,431
Deferred income taxes                       6,167                  6,167
                                       -----------------      ------------------
        Total liabilities                 416,243                397,243
                                       -----------------      ------------------


Mandatorily Redeemable Convertible 10 1/2%
   Series A Preferred Stock, par value
   of $0.01 per share; 40,000 shares
   authorized; 36,626 shares issued
   and outstanding, including
   cumulative dividends (redemption
   value of $60,032 and $64,939,
   respectively)                          60,032                 64,939
Mandatorily Redeemable 8 1/2% Series B
   Preferred Stock; 150,000 shares
   authorized, issued and outstanding
   (redemption value of $0)                    -                      -
Mandatorily Redeemable Convertible 12%
   Series C-1 Preferred Stock, par value
   of $0.01 per share; 40,000 shares
   authorized, issued and outstanding,
   including cumulative dividends
   (redemption value of $44,532 and
   $48,651, respectively)                 43,884                 48,047
Mandatorily Redeemable 15% Nonvoting
   Series C-2 Preferred Stock, par
   value of $0.01 per share; 139,453
   shares authorized, issued and
   outstanding, including cumulative
   dividends (redemption value of
   $159,404 and $177,972, respectively)  157,139                175,810
Mandatorily Redeemable Nonvoting Series
   D Preferred Stock, par value of
   $0.01 per share; 5,000 shares
   authorized; no shares issued or
   outstanding                                 -                      -

Shareholders' Deficit
     Common stock, Class A, par value
        of $0.01 per share; 15,000,000
        shares authorized; 14,760,530
        shares issued and outstanding        148                    148
     Common stock, par value of $0.01
        per share; 100,000,000 shares
        authorized; 16,963,611 shares
        issued and outstanding               170                    170
     Additional paid-in capital          277,422                277,422
     Accumulated deficit                (433,045)              (475,871)
                                       -----------------      ------------------
        Total shareholders' deficit     (155,305)              (198,131)
                                       -----------------      ------------------
        Total liabilities, mandatorily
           redeemable preferred stock
           and shareholders' deficit  $  521,993                487,908
                                       =================      ==================


     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                      39 weeks ended        39 weeks ended
                                      April 28, 2002        April 27, 2003
                                       (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                             $   (58,811)           $   (15,085)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
       Depreciation and amortization      33,206                 27,615
       Discount on convertible debt          449                  1,072
       Non-cash interest on junior
        subordinated notes                   908                  1,165
       Non-cash compensation expense          69                    403
       Write-off of deferred financing
        costs                                  -                  2,761
       Cumulative effect of a change in
        accounting principle              18,658                      -
       Loss (gain) from sale / impairment
        of assets                         25,518                 (1,134)
       Decrease (increase) in assets:
                  Restricted cash            429                 (5,737)
                  Accounts receivable, net 3,945                  2,839
                  Inventory                 (317)                   561
                  Prepaid expenses          (346)                  (462)
                  Real estate developed
                     for sale             15,450                  5,320
                  Other assets            (4,872)                15,050
       Increase (decrease) in liabilities:
                  Accounts payable and
                     other current
                     liabilities           8,379                 14,838
                  Deposits and deferred
                     revenue              (6,773)                (1,141)
                  Other long-term
                     liabilities           3,115                (25,292)
                                       -------------------    ------------------
                   Net cash provided
                     by operating
                     activities           39,007                 22,773
                                       -------------------    ------------------
Cash flows from investing activities
       Capital expenditures               (6,217)                (6,177)
       Proceeds from sale of assets        9,584                  2,020
                                       -------------------    ------------------
                    Net cash provided
                       by (used in)
                       investing
                       activities          3,367                 (4,157)
                                       -------------------    ------------------
Cash flows from financing activities
      Proceeds from resort senior
        credit facilities                 61,969                110,510
      Repayment of resort senior
        credit facilities               (113,811)              (119,051)
      Proceeds from long-term debt        26,500                      -
      Repayment of long-term debt         (9,456)                (2,699)
      Proceeds from real estate debt      19,225                  8,407
      Repayment of real estate debt      (31,471)                (6,138)
      Repayment of subordinated notes
        and debentures                         -                 (1,074)
      Payment of deferred financing costs   (205)                (3,991)
      Proceeds from issuance of
        common stock                       1,000                      -
      Other, net                              (3)                     -
                                        ------------------    ------------------
                    Net cash used in
                      financing
                      activities         (46,252)               (14,036)
                                       -------------------    ------------------
Net increase (decrease) in cash
        and cash equivalents              (3,878)                 4,580
Cash and cash equivalents,
        beginning of period               11,592                  6,924
                                       -------------------    ------------------
Cash and cash equivalents, end of
        period                        $    7,714              $  11,504
                                       ===================    ==================
Supplemental disclosure of cash flow information:
Accretion of discount and dividends on
        mandatorily redeemable
        preferred stock               $   24,257              $  27,741
Cash paid for interest                    34,345                 28,972

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

2.  Discontinued Operations

         On May 9, 2002, the Company completed the sale of its Heavenly resort (Heavenly) in South Lake Tahoe to Vail Resorts, Inc. The sale of Heavenly has been accounted for in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). In accordance with SFAS No. 144, the results of operations for Heavenly for the 13 weeks and 39 weeks ended April 28, 2002 have been reflected as discontinued operations. Revenues applicable to the operations of Heavenly were $27.6 million and $51.7 million for the 13 weeks and 39 weeks ended April 28, 2002, respectively.

3.  Critical Accounting Policies

         The discussion and analysis of the Company's financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, long-lived asset valuation, realizability and useful lives, and realizability of deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's critical accounting policies:

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

Goodwill and Other Intangible Assets
         During the first quarter of Fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and was required to evaluate its existing intangible

                    American Skiing Company and Subsidiaries

assets and goodwill in a transitional impairment analysis. As a result of the transitional impairment analysis, the Company recorded an impairment charge of $18.7 million representing 100% of its goodwill. This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the first quarter of Fiscal 2002. Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments. An impairment charge is recognized to the extent that the carrying amount exceeds the asset's fair value. Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

     As of July 28, 2002 and April 27, 2003, other intangible assets consist of the following (in thousands):

              ------------------------------------------------------------------
                                                 July 28, 2002    April 27, 2003
              ------------------------------------------------------------------
              Definite-lived Intangible Assets:
                Lease agreements                 $  1,853         $  1,853
                Less accumulated amortization        (231)            (269)
                                              ----------------  ----------------
                                                    1,622             1,584
              Indefinite-lived Intangible Assets:
                Trade names                           170               170
                Water rights                        5,323             5,323
                                              ----------------  ----------------
              Intangible Assets, net             $  7,115         $   7,077
                                              ================  ================
              ------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 and $42,000 for the 13 weeks and 39 weeks ended April 28, 2002, respectively, and was approximately $14,000 and $38,000 for the 13 weeks and 39 weeks ended April 27, 2003, respectively. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Seasonality
         The Company's revenues are highly seasonal in nature. Over the last five fiscal years, the Company has realized an average of approximately 86% of resort revenues and over 100% of resort positive operating cash flows and net income during the approximate period from November through April, and a significant portion of resort revenue and approximately 18% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks. In addition, the Company's resorts typically experience operating losses and negative cash flows for the approximate period from May through November.

                    American Skiing Company and Subsidiaries


         The high degree of seasonality in the Company's revenues increases the impact of certain events on its operating results. Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during peak business periods could reduce revenues. Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

Stock Option Plan
     Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant.

     Nonqualified stock options shall be granted at an exercise price as determined by the Compensation Committee. The status of the Company's stock option plan as of April 27, 2003 is summarized below:

                 ---------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                    Number             Exercise
                                                    of Shares          Price
                 ---------------------------------------------------------------
                 Outstanding as of July 28, 2002    4,226,579         $    4.08
                 Forfeited                           (335,400)             2.16
                                                 ----------------
                                                 ----------------
                 Outstanding as of April 27, 2003   3,891,179              3.90
                                                 ================
                 ---------------------------------------------------------------

         During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.2 million in tax bonus payments made through April 27, 2003 in connection with options exercised. The remaining $0.6 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying condensed consolidated balance sheet as of April 27, 2003. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 weeks and 39 weeks ended April 28, 2002, the Company recognized $0 and $69,000, respectively, of stock compensation expense relating to these options. For the 13 weeks and 39 weeks ended April 27, 2003, the Company did not recognize any stock compensation expense relating to these options.

                    American Skiing Company and Subsidiaries



         The following table summarizes information about the stock options outstanding under the Stock Plan as of April 27, 2003:

--------------------------------------------------------------------------------
                         Weighted
                         Average
                         Remaining
 Range of                Contractual  Weighted                    Weighted
 Exercise                Life (in     Average                     Average
 Prices    Outstanding   years)       Exercise Price Exercisable  Exercise Price
--------------------------------------------------------------------------------
   $0.72         25,000   8.9         $     0.72         25,000     $  0.72
 1.75 - 2.50  1,434,379   6.8               2.11      1,404,379        2.11
 3.00 - 4.00  1,500,500   6.9               3.17      1,246,000        3.20
 7.00 - 8.75    740,450   5.5               7.19        699,650        7.20
14.19 - 18.00   190,850   4.5              17.55        190,850       17.55
            ------------                            ------------
              3,891,179   6.5         $     4.23      3,565,879     $  4.31
            ============                            ============
--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's stock option plan, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

--------------------------------------------------------------------------------------------------------------
                                                       13 weeks     13 weeks ended      39 weeks     39 weeks ended
                                                      ended April   April 27, 2003    ended April    April 27, 2003
                                                       28, 2002                         28, 2002
       --------------------------------------------------------------------------------------------------------------
       Net income (loss) available to common shareholders
            As reported                                 $   26,180       $   12,971     $  (83,068)      $  (42,826)
            Pro forma                                       25,840           12,814        (83,995)         (43,185)

       Basic net  income (loss) per common share
            As reported                                  $    0.82        $    0.41      $   (2.62)       $   (1.35)
            Pro forma                                         0.81             0.40          (2.65)           (1.36)

       Diluted net income (loss) per common share
            As reported                                  $    0.39        $    0.18      $   (2.62)       $   (1.35)
            Pro forma                                         0.39             0.18          (2.65)           (1.36)

       --------------------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the 13 and 39 weeks ended April 28, 2002 or the 13 and 39 weeks ended April 27, 2003.

Recently Issued Accounting Standards
         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will not have a material effect on its results of operations, financial position, or liquidity.

Reclassifications
         Certain amounts in the prior years' financial statements and related notes have been reclassified to conform to the current presentation.

4.  Cumulative Effect of a Change in Accounting Principle

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to goodwill and intangible assets

                    American Skiing Company and Subsidiaries

acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and other indefinite-lived intangibles are no longer amortized. Instead, these assets are reviewed for impairment on a periodic basis or when certain triggering events occur. The Company adopted the provisions of SFAS No. 142 during the fiscal quarter ended October 28, 2001. As a result of the adoption of SFAS No. 142, the Company recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations for the 39 weeks ended April 28, 2002.

5.  Net Income (Loss) per Common Share

         Net income (loss) per common share for the 13 weeks and 39 weeks ended April 28, 2002 and April 27, 2003, respectively, were determined based on the following data (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                         13 weeks ended      13 weeks     39 weeks ended      39 weeks
                                                         April 28, 2002    ended April    April 28, 2002    ended April
                                                                             27, 2003                         27, 2003
--------------------------------------------------------------------------------------------------------------------------
                          Loss
Income (loss) from continuing operations before
   accretion of discount, preferred stock dividends and
   cumulative effect of a change in accounting principle $  24,632        $  22,538       $  (49,802)        $  (15,085)
Accretion of discount and dividends on mandatorily
   redeemable preferred stock                               (8,305)          (9,567)         (24,257)           (27,741)
                                                         ---------------- --------------- ---------------- ---------------
Income (loss) from continuing operations before
   cumulative effect of a change in accounting principle    16,327           12,971          (74,059)           (42,826)
Income (loss) from discontinued operations                   9,853                -            9,649                  -
Cumulative effect of a change in accounting principle            -                -          (18,658)                 -
                                                         ---------------- --------------- ---------------- ---------------
Net income (loss) available to common shareholders       $  26,180        $  12,971        $ (83,068)        $  (42,826)
                                                         ================ ================================ ===============

                         Shares
Weighted average common shares outstanding - basic          31,718           31,724           31,597             31,724
Effect of dilutive securities:
   Convertible Series A Preferred Stock                          -            3,699                -                  -
   Convertible Series C-1 Preferred Stock                   33,629           37,790                -                  -
                                                         ---------------- --------------- ---------------- ---------------
Weighted average common shares outstanding - diluted        65,347           73,213           31,597             31,724
                                                         ================ =============== ================ ===============
--------------------------------------------------------------------------------------------------------------------------

         As of April 28, 2002 and April 27, 2003, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of April 28, 2002 and April 27, 2003, the Company had 36,626 shares of its mandatorily redeemable 10 1/2% convertible preferred stock (Series A Preferred Stock) and 40,000 shares of its 12% Series C-1 convertible participating preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of April 28, 2002 and April 27, 2003, these convertible preferred shares would convert into 38,035,958 and 42,718,402 shares of common stock, respectively. For the 39 weeks ended April 28, 2002 and April 27, 2003, the common stock shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. For the 13 weeks ended April 28, 2002 and April 27, 2003, the Series A Preferred Stock and Series C-1 Preferred Stock have been included since their inclusion is dilutive. The Company also had 4,383,297 and 3,891,179 of options outstanding to purchase shares of its common stock under its stock option plan as of April 28, 2002 and April 27, 2003, respectively. These stock options are excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

                    American Skiing Company and Subsidiaries


6.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has classified its operations into two business segments, resorts and real estate. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Certain reclassifications have been made to the prior period amounts as a result of accounting for the sale of Heavenly as discontinued operations. Revenues and operating losses for the two business segments, excluding discontinued operations, are as follows (in thousands):

       --------------------------------------------------------------------------------------------------------------
                                                       13 weeks     13 weeks ended      39 weeks     39 weeks ended
                                                     ended April    April 27, 2003    ended April    April 27, 2003
                                                       28, 2002                         28, 2002
       --------------------------------------------------------------------------------------------------------------

       Revenues:
            Resort                                  $  124,049       $  122,129       $  229,357      $  238,001
            Real estate                                  7,592            5,614           22,463          10,653
                                                    --------------- ---------------- --------------- ----------------
                                                    --------------- ---------------- --------------- ----------------
       Total                                        $  131,641       $  127,743       $  251,820      $  248,654
                                                    =============== ================ =============== ================

       Income (loss) from continuing operations
         before cumulative effect of a change in
         accounting principle:
            Resort                                  $  29,652        $  27,319        $  (33,650)     $    1,179
            Real estate                                (5,020)          (4,781)          (16,152)        (16,264)
                                                    --------------- ---------------- --------------- ----------------
       Total                                        $  24,632        $  22,538        $  (49,802)     $  (15,085)
                                                    =============== ================ =============== ================
      ---------------------------------------------------------------------------------------------------------------

7.  Long-Term Debt

Resort Properties

         On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and other lenders. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility, which is expected to establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations. As of April 27, 2003, the principal balance outstanding, including accrued and unpaid interest, under the Real Estate Term Facility was $75.4 million, which is presented as a current liability in the accompanying condensed consolidated balance sheet.

         There can be no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults under the Real Estate Term Facility may be resolved, if at all. Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company's developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with

                    American Skiing Company and Subsidiaries


certain core village real estate at Killington, and the stock of the Company's real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the other lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the other lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of April 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.7 million. This collateral includes $81.7 million of Grand Summit assets pledged under the Company's $41.5 million real estate construction loan facility (Construction Loan Facility).

Grand Summit

         As of July 28, 2002, the Company was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, the Company and Textron entered into amendments to the Company's $110 million construction loan facility (Senior Construction Loan) and the Company's $10 million subordinated loan tranche Subordinated Construction Loan (Subordinated Construction Loan) under the Construction Loan Facility. The terms of the revised agreements waived all previous defaults, relaxed mandatory principal amortization requirements and provided additional liquidity to support ongoing sales and marketing activities of the remaining units at The Canyons Grand Summit and Steamboat Grand hotels. As a result of the amendment to the Senior Construction Loan, the maturity dates were extended from March 31, 2003 to May 31, 2004 for the Steamboat portion of the Senior Construction Loan and from September 28, 2002 to March 31, 2003 for The Canyons portion of the Senior Construction Loan. The Canyons portion of the Senior Construction Loan was repaid during March 2003. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.1 million as of April 27, 2003. The release prices, as defined, on the Steamboat units have also been adjusted and the amendment allows for future adjustments depending upon certain circumstances. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment. Grand Summit and the lenders have also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Effective March 31, 2003, the Company and Textron entered into an amendment to the Senior Construction Loan to further modify the scheduled principal reductions under the Senior Construction Loan. The Senior Construction Loan, as amended, outlines the following maximum outstanding principal balances as of the following dates:


               June 29, 2003                                         $30,000,000
               June 30, 2003                                         $25,000,000
               September 30, 2003                                    $20,000,000
               December 31, 2003                                     $10,000,000
               March 31, 2004                                        $ 5,000,000
               May 31, 2004                                          $         -

In order to obtain the amendment dated March 31, 2003, Grand Summit paid the lenders $35,000. If Grand Summit is unable to reduce the outstanding principal balance to $30 million by June 29, 2003, it will be required to pay the lenders an additional $175,000. Furthermore, if Grand Summit is unable to make the necessary payments to bring the outstanding balance under the Senior Construction Loan to the amounts outlined above, remedies available to the lenders include, but are not limited to, foreclosure of real and personal property owned by Grand Summit and pledged to the lenders, and other customary secured creditor remedies.

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

                    American Skiing Company and Subsidiaries



American Skiing Company

         As part of its comprehensive strategic plan to restructure its debt, the Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a new $91.5 million senior secured loan facility (the New Resort Senior Credit Facility). The New Resort Senior Credit Facility replaced the Company's then existing resort senior credit facility (Resort Senior Credit Facility) and is secured by substantially all the assets of the Company and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Senior Credit Facility nor are their assets pledged as collateral under the New Resort Senior Credit Facility. The New Resort Senior Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued ($0 borrowed as of April 27, 2003).

     o Tranche A Term Loan - $25.0 million borrowed on the funding date of February 18, 2003 ($25.0 million borrowed as of April 27, 2003).

     o Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003 ($6.5 million borrowed as of April 27, 2003).

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003 ($20.0 million borrowed as of April 27, 2003).

The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25%, payable monthly (7.5% as of April 27, 2003). The Supplemental Term Loan requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% (payable quarterly) with an interest rate floor of 12.25% (12.25% as of April 27, 2003). The New Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company's capital expenditures and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. Although the financial covenants of the New Resort Senior Credit Facility are less restrictive than those of the previously existing Resort Senior Credit Facility, the Company must improve its financial performance in the future in order to remain in compliance with those covenants. The New Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. The Company was in compliance with all financial covenants of the New Resort Senior Credit Facility as of April 27, 2003.

8.  Dividend Restrictions

         Borrowers under the Company's New Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

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

9.  Restructuring and Asset Impairment Charges

         For the 39 weeks ended April 28, 2002, the Company incurred $2.5 million of expenses related to the implementation of its strategic restructuring plan. These costs consisted mainly of legal, consulting and accounting fees.

                    American Skiing Company and Subsidiaries


There were no employee termination costs included in these charges, as the Company had completed the staff reduction phase of its strategic restructuring plan prior to the end of Fiscal 2001. All of the amounts recognized in the 39 weeks ended April 28, 2002 were paid or accrued for services previously rendered in connection with this plan. The Company has not established any reserves for anticipated future restructuring charges. The Company recognized expenses associated with its strategic restructuring plan as they were incurred.

         During the first quarter of Fiscal 2002, the Company entered into a non-binding letter of intent to sell its Steamboat resort in Steamboat Springs, Colorado (Steamboat). In accordance with SFAS No. 121, the Company recognized a $52.0 million impairment charge on the net assets held for sale as of July 29, 2001. An additional $25.4 million impairment charge was recorded for the 39 weeks ended April 28, 2002 based on modifications from preliminary estimates to the final proposed purchase and sale agreement. The Company withdrew from the sale of Steamboat on March 26, 2002.

10.  Phantom Equity Plan

         The Company has established the American Skiing Company Phantom Equity Plan (the "LTIP"), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in this plan. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event, as defined, or in certain cases upon termination of employment. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event and vest over a four or five-year term. A Valuation Event is any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined. Compensation expense will be estimated and recorded based on the probability of the Company achieving a Valuation Event. During the 13 and 39 weeks ended April 27, 2003, the Company recorded a charge of $0.4 million for the vested value in the plan as of April 27, 2003. This charge is included in marketing, general and administrative operating expenses in the accompanying condensed consolidated statements of operations. The liability for the LTIP of $0.4 million is included in other long-term liabilities in the April 27, 2003 condensed consolidated balance sheet.

11.  Commitments and Contingencies

         On April 22, 2003, the Company was sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between the Company (through two different subsidiaries, ASC Utah, Inc., and American Skiing Company Resort Properties, Inc.) and Westgate. Generally, Westgate has alleged that ASC Utah and/or American Skiing Company Resort Properties, Inc. have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate's project. Westgate's claim seeks specific performance of certain aspects of the two contracts. It is not currently feasible to quantify the damages being sought in this action. On May 13, 2003, the Company answered Westgate's complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2 million in lift tickets and that Westgate's buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or American Skiing Company Resort Properties, Inc. No discovery has been taken in this matter and no timetable has been set for bringing the matters to trial.

                    American Skiing Company and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); inability to complete our restructuring plan; failure to maintain improvements to resort operating performance at the covenant levels required by our New Resort Senior Credit Facility; threats of domestic terrorist activities and their effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the SEC. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

         The following is our discussion and analysis of financial condition and results of operations for the 13 and 39 weeks ended April 27, 2003. As you read the material below, we urge you to carefully consider our Fiscal 2002 Annual Report on Form 10-K filed on March 7, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Credit Agreement Defaults

         On March 30, 2002, our real estate development subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties), failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility with Fleet National Bank (Fleet) and certain other lenders. See "Liquidity and Capital Resources - Real Estate Liquidity - Real Estate Term Facility" below for a discussion of the status of our efforts to restructure the Real Estate Term Facility.

         As of July 28, 2002, our hotel development subsidiary (Grand Summit) was also in default under its construction loan facility with Textron Financial Corporation (Textron) and certain other lenders, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, Grand Summit and Textron and the lenders amended the senior construction loan (Senior Construction Loan) and the subordinated construction loan (Subordinated Construction Loan) (collectively, the Construction Loan Facility). See "Liquidity and Capital Resources - Real Estate Liquidity - Construction Loan Facility" below for a discussion of the terms of the amendment to the Construction Loan Facility.

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

         As described below, we entered into a new $91.5 million senior secured loan facility (the New Resort Senior Credit Facility) on February 14, 2003 and used our initial borrowings to refinance the Resort Senior Credit Facility.

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our New Resort Senior Credit Facility. The total debt outstanding on our New Resort Senior Credit Facility as of April 27, 2003 was approximately $51.5 million. The Resort Senior Credit Facility was repaid in full on February 18, 2003.

         Real estate development and real estate working capital is funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments. The Construction Loan Facility is without recourse to ASC and the resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit. As of April 27, 2003, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $117.7 million. The total debt outstanding on the Construction Loan Facility as of April 27, 2003 was approximately $42.1 million. See "Real Estate Liquidity - Real Estate Credit Facility" below.

Resort Liquidity

         As part of our comprehensive strategic plan to restructure our debt, we entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided the New Resort Senior Credit Facility. The New Resort Senior Credit Facility replaced our Resort Senior Credit Facility and is secured by substantially all our assets and the assets of our resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the New Resort Senior Credit Facility nor are their assets pledged as collateral under the New Resort Senior Credit Facility. The New Resort Senior Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued ($0 borrowed as of April 27, 2003).

     o Tranche A Term Loan - $25.0 million borrowed on the funding date of February 18, 2003 ($25.0 million borrowed as of April 27, 2003).

     o Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003 ($6.5 million borrowed as of April 27, 2003).

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003 ($20.0 million borrowed as of April 27, 2003).

        The Revolving, Tranche A Term Loan and Supplemental Term Loan portions of the New Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25%, payable monthly (7.5% as of April 27, 2003). The Supplemental Term Loan requires a principal payment of approximately $342,000 on July 15, 2003, payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% (payable quarterly) with an interest rate floor of 12.25% (12.25% as of April 27, 2003). The New Resort Senior Credit Facility contains affirmative, negative

                    American Skiing Company and Subsidiaries


and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. Although the financial covenants of the New Resort Senior Credit Facility are less restrictive than those of the previously existing Resort Senior Credit Facility, we must improve our financial performance in the future in order to remain in compliance with those covenants. We were in compliance with all financial covenants of the New Resort Senior Credit Facility as of April 27, 2003.

         As of April 27, 2003, we had $39.9 million available for future borrowings under the Revolving Credit Facility. Furthermore, as of April 27, 2003, we had $0.1 million of L/C's issued under the New Resort Senior Credit Facility. In addition, we had $4.5 million of L/C's issued outside of the New Resort Senior Credit Facility which have been collateralized by cash balances and do not reduce availability under the Revolving Credit Facility. We currently anticipate that the remaining borrowing capacity under the New Resort Senior Credit Facility will be sufficient to meet our working capital needs until the commencement of the 2003-2004 ski season, when we typically begin to generate positive operating cash flows. However, no assurance can be made that the remaining borrowing capacity will be sufficient in the event that circumstances arise that are outside our normal operating conditions.

        Our significant debt levels affect our liquidity. As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the New Resort Senior Credit Facility. Furthermore, our New Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes each contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock. The New Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common and preferred stock.

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

         The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (10.25% as of April 27, 2003). Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

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

                    American Skiing Company and Subsidiaries


          and, prior to the default, was scheduled to mature on December 31, 2005. As a result of the default, the default interest rate on Tranche C is 29% per annum. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

         As of April 27, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $19.1 million, $36.4 million, and $19.9 million, respectively.

         On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility, which is expected to establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

         There is no assurance that negotiations will be successfully completed, or that acceptable terms will be agreed to under which the payment defaults pending under the Real Estate Term Facility may be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the other lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the other lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.1 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies. As of April 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.7 million. This collateral includes $81.7 million of Grand Summit assets pledged on our Construction Loan Facility.

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

         As of July 28, 2002, Grand Summit was also in default under its Senior Construction Loan and Subordinated Construction Loan under the Construction Loan Facility, resulting from a cross-default on the Real Estate Term Facility and from the non-payment of the $3.8 million note to the general contractor at Steamboat. Effective August 29, 2002, Grand Summit and Textron and the lenders entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waived all previous defaults, relaxed mandatory principal amortization requirements and provided additional liquidity to support ongoing sales and marketing activities of the remaining quartershare units at The Canyons Grand Summit and Steamboat Grand hotels. Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quartershare units and commercial units occurring subsequent to repayment.

         As of April 27, 2003, the amount outstanding under the Senior Construction Loan was $32.1 million and there were no borrowings available under this facility. The principal is payable incrementally as quartershare sales are closed based on a predetermined per unit amount, which approximates between 65%

                    American Skiing Company and Subsidiaries


and 80% of the net proceeds of each closing. Mortgages against the project sites (including the completed Grand Summit Hotels at Attitash Bear Peak, The Canyons, and Steamboat) collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $81.7 million as of April 27, 2003, which in turn comprise substantial assets of our business). The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan is May 31, 2004. The Canyons portion of the Senior Construction Loan was repaid during March 2003. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $32.1 million as of April 27, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of April 27, 2003). Effective March 31, 2003, the Company and Textron entered into an amendment to the Senior Construction Loan to further modify the scheduled principal reductions under the Senior Construction Loan. The Senior Construction Loan, as amended, outlines the following maximum outstanding principal balances as of the following dates:

               June 29, 2003                                         $30,000,000
               June 30, 2003                                         $25,000,000
               September 30, 2003                                    $20,000,000
               December 31, 2003                                     $10,000,000
               March 31, 2004                                        $ 5,000,000
               May 31, 2004                                          $         -

In order to obtain the amendment dated March 31, 2003, Grand Summit paid the lenders $35,000. If Grand Summit is unable to reduce the outstanding principal balance to $30 million by June 29, 2003, it will be required to pay the lenders an additional $175,000. Furthermore, if Grand Summit is unable to make the necessary payments to bring the outstanding balance under the Senior Construction Loan to the amounts outlined above, remedies available to the lenders include, but are not limited to, foreclosure of real and personal property owned by Grand Summit and pledged to the lenders, and other customary secured creditor remedies.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004. As of April 27, 2003, the amount outstanding under the Subordinated Construction Loan was $10.0 million and there were no borrowings available under this facility.

Series A Preferred Stock Redemption

         We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $64.9 million as of April 27, 2003. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62.0 million, to the extent that we had funds legally available for such redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based upon all relevant factors, our Board of Directors determined not to redeem any such shares of stock on such redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately. We are not permitted to redeem the Series A Preferred Stock under the terms of our New Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes. Also, we can give no assurance that the necessary liquidity will be available to effect such redemption. We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two additional members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based upon present facts and circumstances we would vigorously contest any such litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

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

         We finance on-mountain capital improvements through resort cash flows, capital leases and our New Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations and future borrowing availability and covenant restrictions under the New Resort Senior Credit Facility. The New Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2003 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for the foreseeable future.

                    American Skiing Company and Subsidiaries




                              Results of Operations
         For the 13 weeks ended April 28, 2002 compared to the 13 weeks ended April 27, 2003

Resort Operations:

         The components of resort operations for the 13 weeks ended April 28, 2002 and April 27, 2003 are as follows (in thousands):

--------------------------------------------------------------------------------
                                          13 Weeks ended
                                   -------------------------------  ------------
                                       4/28/02         4/27/03        Variance
                                   --------------- ---------------  ------------
Total resort revenues                 $    124,049    $    122,129     $ (1,920)
                                   --------------- ---------------  ------------
Cost of resort operations                   62,530          60,903       (1,627)
Marketing, general and administrative
        costs                               13,520          13,600           80
Write-off of deferred financing costs            -           2,761        2,761
Depreciation and amortization               10,922          11,474          552
Interest expense                             7,425           6,072       (1,353)
                                   --------------- ---------------  ------------
Total resort expenses                       94,397          94,810          413
                                   --------------- ---------------  ------------
Income from resort operations        $      29,652   $      27,319    $  (2,333)
                                   =============== ===============  ============
--------------------------------------------------------------------------------

         Resort revenues were 1.5% lower in the 13 weeks ended April 27, 2003 when compared to the 13 weeks ended April 28, 2002. This is a result of softening skier visits due to inclement weekend weather, the soft economy, as well as concerns about the war in the Middle East and potential terrorist activity in the United States. Resort operating expenses (including marketing, general and administrative costs) for the 13 weeks ended April 27, 2003 were $413,000 higher than the same period of Fiscal 2002, primarily as a result of the following:

     (i) $1.4 million decrease in interest expense resulting from a decrease in overall debt balances,
     (ii) $1.6 million decrease in cost of resort operations, primarily from decreased skier visits and management's initiatives to reduce costs,
     (iii) $0.1 million increase in marketing, general and administrative costs including a $0.4 million charge related to the our Phantom Equity Plan
          (LTIP),
     (iv) $2.8 million increase in write-off of deferred financing costs as a result of the refinancing of the Resort Senior Credit Facility, and
     (v)   $0.6 million increase in depreciation.

         Recent Trends: Although our operating results from July 29, 2002 through April 27, 2003 were stronger than the comparable period of the prior year, we have experienced significant softening in reservation activity with respect to our summer operations which may be attributable to the soft economy, as well as concerns about the war in the Middle East and potential terrorist activity in the United States. This recent trend has created uncertainty with respect to the ability to forecast future performance for the remainder of our fiscal year and beyond.

                    American Skiing Company and Subsidiaries



Real Estate Operations:

         The components of real estate operations are as follows:

--------------------------------------------------------------------------------
                                          13 weeks ended
                                  --------------------------------  ------------
                                      4/28/02          4/27/03        Variance
                                  --------------- ----------------  ------------
Total real estate revenues          $  7,592        $   5,614         $  (1,978)
                                  --------------- ----------------  ------------
Cost of real estate operations         8,340            4,941            (3,399)
Impairment charges                         -             (160)             (160)
Depreciation and amortization            596              592                (4)
Interest expense                       3,676            5,022             1,346
                                  --------------- ----------------  ------------
Total real estate expenses            12,612           10,395            (2,217)
                                  --------------- ----------------  ------------
Loss from real estate operations    $ (5,020)      $   (4,781)        $     239
                                  =============== ================  ============
--------------------------------------------------------------------------------

         Real estate revenues decreased by $2.0 million in the 13 weeks ended April 27, 2003 when compared to the same period in Fiscal 2002, from $7.6 million to $5.6 million. This was a result primarily of the following:

     (i) $1.7 million decrease in revenues recognized on the closings of quartershare and eighthshare units at Steamboat and The Canyons,
     (ii) $1.8 million decrease in revenues recognized on the closings of quartershare units at our eastern resorts, and
     (iii) $1.3 million increase in revenues recognized from the sale of undeveloped land primarily at Sugarloaf and Mount Snow.

         The decrease in revenues from closings of quartershare units at our eastern resorts is the result of having substantially completed the sell-out of our remaining inventory. The decrease in revenues from closings of units at The Canyons and Steamboat relates primarily to continuing disruptions related to our real estate restructuring efforts as well as weakening economic conditions.

         Our loss from real estate operations decreased by $0.2 million, from $5.0 million in the 13 weeks ended April 28, 2002 to $4.8 million in the 13 weeks ended April 27, 2003. This was a result primarily of the following:

     (i)  $2.0 million decrease in revenues recognized as discussed above,
     (ii) $3.4 million decrease in cost of real estate operations resulting from decreased sales activity, and
     (iii) $1.3 million increase in interest expense resulting from an increase in debt balances and interest on certain debt being calculated using a higher default interest rate.

         Recent Trends: Sales volumes at our Grand Summit properties at Steamboat and The Canyons are below management's anticipated levels for this period. We believe that this is primarily the result of continued weakening economic conditions. We remain cautiously optimistic about our ability to sell an increased number of units at Steamboat and The Canyons and are progressing on a potential restructuring of the Real Estate Term Facility. We are monitoring developing economic conditions and continue to revise our sales and marketing programs as conditions require.

         Benefit from income taxes. The benefit from income taxes was $0 in both the 13 weeks ended April 28, 2002 and the 13 weeks ended April 27, 2003. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

         Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $1.3 million, from $8.3 million for the 13 weeks ended April 28, 2002 to $9.6 million for the 13 weeks ended April 27, 2003. This increase is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

                    American Skiing Company and Subsidiaries


                              Results of Operations
         For the 39 weeks ended April 28, 2002 compared to the 39 weeks ended April 27, 2003

Resort Operations:

         Sale of Sugarbush: We completed the sale of Sugarbush resort on September 28, 2001. Results of Sugarbush operations are included in our condensed consolidated statement of operations through that date, which covers the first two months of the fiscal year. For comparability, the results of operations at Sugarbush are excluded from both current and prior year results in the discussion of the results of resort operations. The components of resort operations reflect the operations of Heavenly as discontinued operations for the first quarter of Fiscal 2002 due to its sale in May 2002. The following table reconciles results from resort operations as reported for the 39 weeks ended April 28, 2002 and April 27, 2003, both including and excluding the results of Sugarbush resort (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                  Resort Results as        Sugarbush Results         Results Excluding         Variance
                               Reported Sugarbush
                                   39 weeks ended            39 weeks ended            39 weeks ended          Excluding
                               ------------------------   ---------------------    -----------------------
                                 4/28/02     4/27/03       4/28/02    4/27/03       4/28/02     4/27/03        Sugarbush
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Total resort revenues           $  229,357   $  238,001    $   698    $     -       $ 228,659   $  238,001     $   9,342
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------

Cost of resort operations          146,740      149,197      1,153          -         145,587      149,197         3,610
Marketing, general and
      administrative costs          38,479       40,185        468          -          38,011       40,185         2,174
Restructuring and asset
        impairment charges          27,639            -          -          -          27,639            -       (27,639)
Write-off of deferred financing
        costs                            -        2,761          -          -               -        2,761         2,761
Depreciation and amortization       24,350       25,764          -          -          24,350       25,764         1,414
Interest expense                    25,799       18,915         32          -          25,767       18,915        (6,852)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Total resort expenses              263,007      236,822      1,653          -         261,354      236,822       (24,532)
                               ------------ -----------   ---------- ----------    ----------- -----------    ------------
Income (loss) from resort       $ (33,650)   $    1,179    $  (955)   $     -      $  (32,695)  $    1,179      $ 33,874
                               ============ ===========   ========== ==========    =========== ===========    ============
--------------------------------------------------------------------------------------------------------------------------

         Resort revenues were 4.1% higher in the 39 weeks ended April 27, 2003 when compared to the 39 weeks ended April 28, 2002. This is a result of improved early season snow conditions at our eastern resorts when compared to the prior year and improved results at The Canyons following the 2002 Winter Olympic Games in Fiscal 2002. Resort operating expenses (including marketing, general and administrative costs) for the 39 weeks ended April 27, 2003 were $24.5 million lower than the same period of Fiscal 2002, primarily as a result of the following:

     (i) $6.9 million decrease in interest expense resulting from a decrease in overall debt balances,
     (ii) $27.6 million decrease in restructuring and asset impairment charges,
     (iii) $3.6 million increase in cost of resort operations, primarily from increased skier visits,
     (iv) $2.2 million increase in marketing, general and administrative costs, primarily from the increase in resort operating activity and a $0.4 million charge relate to our LTIP,
     (v) $2.8 million increase in write-off of deferred financing costs as a result of the refinancing of the Resort Senior Credit Facility, and
     (vi) $1.4 million increase in depreciation.

         The $27.6 million of restructuring and asset impairment charges for the 39 weeks ended April 28, 2002 includes:

     (i) $25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, and (
     ii) $2.2 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         Excluding these restructuring and asset impairment charges and the write-off of deferred financing costs, income from resort operations was $3.9 million for the 39 weeks ended April 27, 2003 compared to a loss of $5.1 million for the same period of Fiscal 2002, an increase in income of $9.0 million.

                    American Skiing Company and Subsidiaries


Real Estate Operations:

         The components of real estate operations are as follows:

--------------------------------------------------------------------------------
                                            39 weeks ended
                                  --------------------------------  ------------
                                      4/28/02          4/27/03        Variance
                                  --------------- ----------------  ------------
Total real estate revenues          $   22,463       $   10,653      $  (11,810)
                                  --------------- ----------------  ------------
Cost of real estate operations          24,402           10,415         (13,987)
Restructuring and asset impairment
        charges                            240             (160)           (400)
Depreciation and amortization            1,854            1,851              (3)
Interest expense                        12,119           14,811           2,692
                                  --------------- ----------------  ------------
Total real estate expenses              38,615           26,917         (11,698)
                                  --------------- ----------------  ------------
Loss from real estate operations   $   (16,152)     $   (16,264)     $     (112)
                                  =============== ================  ============
--------------------------------------------------------------------------------

         Real estate revenues decreased by $11.8 million in the 39 weeks ended April 27, 2003 when compared to the same period in Fiscal 2002, from $22.5 million to $10.7 million. This was a result primarily of the following:

     (i) $5.7 million decrease in revenues recognized on the closings of quartershare units at Steamboat and The Canyons,
     (ii) $8.1 million decrease in revenues recognized on the closings of quartershare units at our eastern resorts, and
     (iii) $1.9 million increase in revenues recognized from the sale of land.

         The decrease in revenues from closings of quartershare units at our eastern resorts is the result of having substantially completed the sell-out of our remaining inventory. The decrease in revenues from closings of quartershare units at The Canyons and Steamboat relates primarily to continuing disruptions related to our real estate restructuring efforts as well as weakening economic conditions.

         Our loss from real estate operations increased by $0.1 million, from $16.2 million in the 39 weeks ended April 28, 2002 to $16.3 million in the 39 weeks ended April 27, 2003. This was a result primarily of the following:

     (i)  $11.8 million decrease in revenues recognized as discussed above,
     (ii) $14.0 million decrease in cost of real estate operations resulting from decreased sales activity, and
     (iii) $2.7 million increase in interest expense resulting from an increase in debt balances and interest on certain debt being calculated using a higher default interest rate.

         The restructuring and asset impairment charges for the 39 weeks ended April 28, 2002 consisted primarily of legal, consulting and financing costs incurred in connection with capital and debt restructuring.

         Benefit from income taxes. The benefit from income taxes was $0 in both the 39 weeks ended April 28, 2002 and the 39 weeks ended April 27, 2003. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

      Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock increased $3.4 million, from $24.3 million for the 39 weeks ended April 28, 2002 to $27.7 million for the 39 weeks ended April 27, 2003. This increase is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

      Cumulative effect of a change in accounting principle. During Fiscal 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well

                    American Skiing Company and Subsidiaries


as goodwill and intangible assets previously acquired. As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $18.7 million, which has been recorded as a cumulative effect of a change in accounting principle in the 39 weeks ended April 28, 2002.

Recently Issued Accounting Standards

         In November 2002, the FASB issued FASB Interpretations (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN No. 45 effective for the interim period ended January 26, 2003. The adoption of FIN No. 45 did not have an effect on our results of operations or financial position.

         In January 2003, the FASB issued FASB Interpretations (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51". This Interpretation addresses consolidation and reporting by business enterprises of variable interest entities. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. We adopted FIN No. 46 effective January 27, 2003. The adoption of FIN No. 46 did not have an effect on our results of operations or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will not have a material effect on our results of operations, financial position, or liquidity.

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

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

         On April 22, 2003, we were sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between us (through two different subsidiaries, ASC Utah, Inc., and American Skiing Company Resort Properties, Inc.) and Westgate. Generally, Westgate has alleged that ASC Utah and/or American Skiing Company Resort Properties, Inc. have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate's project. Westgate's claim seeks specific performance of certain aspects of the two contracts. It is not currently feasible to quantify the damages being sought in this action. On May 13, 2003, we answered Westgate's complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2 million in lift tickets and that Westgate's buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or American Skiing Company Resort Properties, Inc. No discovery has been taken in this matter and no timetable has been set for bringing the matters to trial.

                                     Item 2
                    Changes in Securities and Use of Proceeds
None.

                                     Item 3
                        Defaults under Senior Securities

         On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and

                    American Skiing Company and Subsidiaries


accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility, which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

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

         Included herewith are the following exhibits:

Exhibit No.       Description

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

b) Reports on Form 8-K

     The Company filed a report on Form 8-K on March 12, 2003, announcing its results for the 13 and 26 weeks ended January 26, 2003.

                    American Skiing Company and Subsidiaries




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           American Skiing Company
Date:  June 11, 2003

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

Date:  June 11, 2003

                             By: /s/ William J. Fair
                             --------------------------------
                             William J. Fair
                             President and Chief Executive Officer
                             (Principal Executive Officer)

                    American Skiing Company and Subsidiaries





                           CERTIFICATIONS (continued)

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

Date:  June 11, 2003

                            By: /s/ Helen E. Wallace
                            --------------------------------
                            Helen E. Wallace
                            Senior Vice President, Chief Financial Officer (Principal Financial Officer)