Form 10-K
period 2003-07-27
AMERICAN SKIING CO /ME
filed 2003-10-27
CIK 1043432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on September 28, 2003, determined using the per share closing price thereof on the Over the Counter Bulletin Board, was approximately $3.6 million.  As of September 28, 2003, 31,738,183 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

American Skiing Company

Form 10-K Annual Report, for the year ended July 27, 2003

American Skiing Company and Subsidiaries

i

PART I

Items 1 and 2 - Business and Properties

American Skiing Company

Business Description

We are organized as a holding company and operate through various subsidiaries.  Refer to Note 2 - “Basis of Presentation” in the consolidated financial statements included in this report for a discussion of the general development of our business, our subsidiaries and predecessors.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations.  We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums, quarter and eighth share ownership hotels.  We manage our operations in two business segments, ski resort operations and mountainside real estate development.  For information by reportable segment refer to Note 16 - “Business Segment Information” in the consolidated financial statements included in this report.

Our revenues and net loss available to our common shareholders for the year ended July 27, 2003 (Fiscal 2003) were $264.5 million and $(82.0) million, respectively.  Resort segment revenues and real estate segment revenues for Fiscal 2003 were $251.6 million and $12.9 million, respectively.  For more information relating to our financial condition, see “Certain Considerations – Our business is substantially leveraged and we face a number of financial risks.”  Cash flows (used in) provided by operating activities, investing activities and financing activities for Fiscal 2003 were approximately $(8.0) million, $(4.6) million and $12.3 million, respectively.  Resort segment cash flows (used in) provided by operating activities, investing activities and financing activities for Fiscal 2003 were approximately $(5.9) million, $(4.3) million and $10.0 million, respectively.  Real estate segment cash flows (used in) provided by operating activities, investing activities and financing activities for Fiscal 2003 were approximately $(2.1) million, $(0.3) million and $2.3 million, respectively.

Our periodic and current reports are available on our website, www.peaks.com, free of charge as soon as is reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission.

Resort Operations

Our resort business is generated primarily from our ownership and operation of seven ski resorts, several of which are among the largest in the United States.  During the 2002-03 ski season, we owned seven resorts which generated approximately 4.0 million skier visits, representing approximately 6.9% of total skier visits in the United States.  The following table summarizes certain key statistics of our resorts.

Resort, Location	Skiable Terrain (acres)	Vertical Drop (feet)	Trails	Total Lifts (high-speed)	Snowmaking Coverage	Ski Lodges	2002-03 Skier Visits (000s)
Killington/Pico, VT	1,182	3,050	200	31 (8)	70%	8	1,045
Sunday River, ME	660	2,340	127	18 (4)	92%	4	501
Mount Snow/Haystack, VT	757	1,700	145	23 (3)	75%	6	546
Sugarloaf/USA, ME	1,410	2,820	129	15 (2)	92%	2	355
Attitash Bear Peak, NH	280	1,750	70	12 (2)	97%	2	196
The Canyons, UT	3,500	3,190	144	16 (7)	6%	3	333
Steamboat, CO	2,939	3,668	142	20 (5)	15%	4	1,001
Total of resorts we currently own	10,728	18,518	957	135 (31)		29	3,977

Resort Properties

Our resorts include several of the top resorts in the United States based on skier visits.  This includes Killington, the 5th largest resort in the United States and the largest resort in the northeast with over 1.0 million skier visits in the 2002-03 ski season, Steamboat, the 7th largest ski resort in the United States with over 1.0 million skier visits in the 2002-03 ski season, and Sunday River and Mount Snow, which together with Killington comprised 3 of the 4 largest resorts in the New England region of the United States during the 2002-03 ski season.

The Canyons.  The Canyons ski resort, which is located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away via direct major state highway access.  The Canyons is adjacent to the Utah Winter Sports Park, which served as the venue for the ski jumping, bobsled and luge events in the 2002 Winter Olympic Games, and generated approximately 333,000 skier visits in the 2002-03 ski season.  The Canyons consists of 3,500 acres of skiable terrain and receives significant amounts of natural snow, averaging 306.6 inches annually over the past 7 seasons.  The Canyons is a year-round resort offering hiking, mountain biking and various other summer amenities.  The current master development plan for The Canyons includes entitlements for approximately 5 million square feet of development.  We believe that The Canyons continues to have significant growth potential due to its proximity to Salt Lake City and Park City, its undeveloped ski terrain, and its real estate development opportunities.

Steamboat.  The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado.  The area consists of 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and 245 acres of private land which we own located at the base of the ski area.  Steamboat receives a significant amount of natural dry snow, averaging 330 inches annually over the past 10 ski seasons, and generated approximately 1.0 million skier visits during the 2002-03 ski season.  Steamboat is a year-round resort offering hiking, mountain biking and various other summer amenities.

Killington.  Killington, located in central Vermont, is the largest ski resort in the northeastern region of the United States and the fifth largest in the United States, generating approximately 1.0 million skier visits in 2002-03.  Killington is a seven-mountain resort consisting of 1,182 acres of skiable terrain.  We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national and international clientele.  Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a golf school, a driving range, mountain biking, hiking, water slides and an alpine slide.  The current master plan for the proposed Killington resort village development includes over 4,400 units in over 5.3 million square feet of total residential and commercial development.

Sunday River.  Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is the fourth largest ski resort in the New England region of the United States with approximately 501,000 skier visits during the 2002-03 ski season.  Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain.  We have approved development plans for a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units and 1.1 million square feet of total development.  We recently entered into an agreement with an unrelated third party for the construction, development and operation of a golf course, designed by Robert Trent Jones, Jr., in the Jordan Bowl area that is expected to be completed during the summer of 2004.  We believe that, when completed, the golf course project will further enhance the value and attractiveness of the Sunday River resort as well as real estate development opportunities controlled by us.  Sunday River is a year-round resort offering mountain biking, hiking and various other summer amenities.

Mount Snow.  Mount Snow, located in West Dover, Vermont, is the third largest ski resort in the New England region of the United States with approximately 546,000 skier visits in 2002-03 and consists of 757 acres of skiable terrain.  Mount Snow is the southernmost of our eastern resorts.  A large percentage of the skier base for Mount Snow originates from Massachusetts, Connecticut and New York.  Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools located at various locations in the eastern United States.

Sugarloaf/USA.  Sugarloaf/USA is located in the Carrabassett Valley of Maine.  Sugarloaf/USA is a single mountain with a 4,237-foot summit and a 2,820-foot vertical drop.  During the 2002-03 ski season, Sugarloaf/USA generated approximately 355,000 skier visits.  Sugarloaf/USA offers one of the largest ski-in/ski-out base villages in the eastern United States, containing numerous restaurants, retail shops and lodging facilities, including a Grand Summit Hotel.  Sugarloaf/USA is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast.  As a destination resort, Sugarloaf/USA has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C. and Canada.  Sugarloaf/USA also leases and operates an 18-hole championship golf course which is designed by Robert Trent Jones, Jr. and is consistently rated as one of the top 100 public golf courses in the United States.

Attitash Bear Peak.  Attitash Bear Peak is one of New Hampshire’s premier family vacation resorts.  Its 12 lifts (including three quad chairs) constitute one of New Hampshire’s largest lift networks.  During the 2002-03 ski season, Attitash generated approximately 196,000 skier visits.  Attitash Bear Peak consists of 280 acres of skiable terrain and is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants and a large variety of lodging options, including a 143-room slopeside Grand Summit Hotel and Conference Center.  Attitash is a year-round resort offering mountain biking, a water park, alpine slide and various other summer amenities, and benefits from its close proximity to major metropolitan populations.

Real Estate Properties.  We retain ownership of the front desk, retail space, restaurants and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash Bear Peak, Mount Snow, Sugarloaf/USA, The Canyons and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels and inns at our various resorts and manage these properties along with other properties owned by third parties.

Effective May 20, 2002, our real estate subsidiary, American Skiing Company Resort Properties Inc. (Resort Properties), was in default on its real estate credit facility (Real Estate Term Facility), with borrowings totaling $64.2 million as of July 27, 2003, due to its failure to make a mandatory principal payment.  Resort Properties is negotiating with its lenders to restructure this facility. Regardless of the outcome of the restructuring, we may lose control of assets pledged as collateral under the Real Estate Term Facility.  A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit Resort Properties, Inc. (Grand Summit)) is pledged to Fleet National Bank (Fleet) and the lenders under the Real Estate Term Facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory discussed above does not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.  In addition, our senior construction loan with our real estate hotel development subsidiary is in default.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of the status of our efforts to restructure this credit facility and the implications to us and to Resort Properties of the proposed restructuring.

The senior construction loan of Grand Summit (Senior Construction Loan) with Textron Financial Corporation (Textron) and certain other lenders, totaling $31.7 million as of July 27, 2003, was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.  As a result, Grand Summit’s subordinated construction loan (Subordinated Construction Loan) with Textron, totaling $10.0 million as of July 27, 2003, also was in default.  We have not yet been advised by the lenders under the Senior Construction Loan and Subordinated Construction Loan whether they intend to accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the defaults.  An amendment to the Senior Construction Loan delayed certain amortization deadlines from March 31, 2003 to June 29, 2003.  We paid $35,000 to the lenders for such amendment. An additional $175,000 is due and payable for our failure to reduce the loan balance to certain requirements at June 29, 2003.  As of July 27, 2003, this amount has been accrued for in accounts payable and other current liabilities.

In addition to the developable real estate discussed above, we also own substantial undeveloped real estate at various resorts which is not pledged as collateral to the lenders under the Real Estate Term Facility, the Senior Construction Loan and the Subordinated Construction Loan (the latter two loans collectively referred to herein as the Construction Loan Facility).

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

Attitash Bear Peak uses approximately 280 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service.  The permit has a 40-year term expiring July 18, 2034 and is renewable subject to given conditions.  In addition, Attitash Bear Peak leases a portion of its parking facilities under a lease expiring December 31, 2014.

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

Sugarloaf/USA leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000.  The lease term expires November 2023.  Sugarloaf/USA has an option to renew the lease for an additional 5-year term.

The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC.  The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each.  The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights.  Under the agreement, we pay a cost of 5.5% of the full capitalized cost of the development in the case of property that we retain for a certain  number of parcels as defined by the agreement and 11% of the full capitalized cost of the development for any remaining  parcels that we retain or intend to resell.  The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration.  Our lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis.  Our lease with Wolf Mountain Resorts also includes a sublease of certain skiable terrain owned by the Osguthorpe family.  We have established certain additional ski development rights under a direct agreement with the Osguthorpe family.

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

Resort Revenues

Our resort revenues are generated from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities and miscellaneous other sources.  Lift ticket sales represent the single largest source of resort revenues and produced approximately 44% of total resort operations revenue for Fiscal 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for more information about the sources of our resort revenues for the last three fiscal years.

Lift Ticket Sales.  We manage the yield and features of our lift ticket programs and products in order to increase and maximize ticket revenues and operating margins.  Lift ticket programs include packages offered with accommodations in order to maximize total revenue.  We offer a wide variety of incentive-based lift ticket programs designed to maximize skier visits during non-peak periods, to attract specific market segments and to leverage the competitive advantage of our extensive resort network.

Food and Beverage.  We own and operate a substantial majority of the food and beverage facilities at our resorts, with the exception of the Sugarloaf/USA resort, which is under a long-term concession contract with an unrelated third party.  Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias and other food and beverage outlets at our resorts.  We directly or indirectly control the substantial majority of our on-mountain and base area food and beverage facilities, which we believe allows us to capture a larger proportion of guest spending.  We currently own and operate over 90 different food and beverage outlets.  We are considering a variety of performance enhancement opportunities to our food and beverage operations, including but not limited to, additional out-sourcing of these operations.

Retail Sales.  We own approximately 69 retail and ski rental shops operating in our resorts.  The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships.  On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits.  In addition, all sales locations offer our own branded apparel which generally provides higher profit margins than other retail products.  In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel.

Lodging and Property Management.  Our lodging and property management departments manage our properties as well as properties owned by third parties.  During the 2002-03 ski season, our lodging departments managed approximately 3,078 lodging units at our resorts.  The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping and brokerage operations.  Most of our resorts have a welcome center to which newly arriving guests are directed.  The center allocates accommodations and provides guests with information on all of the resort’s activities and services.  Our property management operation seeks to maximize the synergies that exist between lodging and lift ticket promotions.

Skier Development. Our Guaranteed Learn to Ski Program was one of the first skier development programs to guarantee that a customer would learn to ski in one day.  The success of this program led to the development of “Perfect Turn,” which we believe was the first combined skier development and marketing program in the ski industry.  Perfect Turn ski professionals receive specialized instruction in coaching, communication, skiing and are also trained to sell related products and cross-sell other resort goods and services and real estate.  We operate a  ski equipment marketing program at each of our resorts designed to allow customers to test skis and snowboards with ski professionals, purchase their equipment from those professionals and receive ongoing product and technological support through Perfect Turn.

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

Increase Revenues Per Skier.  We intend to continue to increase our revenues per skier by increasing our average revenues per ticket, expanding our revenue sources at each resort and enhancing the effects of our on-mountain marketing efforts.  To meet our goals, our approaches will include:  (1) streamlining and enhancing our one day and multi-day ticket packages to more closely align ticket programs to specific customer market segments; (2) offering multi-resort ticket products; and (3) introducing a variety of programs that offer packages of tickets with lodging and other services available at our resorts.  We also intend to continue to improve our product quality to diversify our revenue sources by expanding and enhancing our facilities and services in our retail, food and beverage, equipment rental, skier development, and lodging and property management operations.  In addition, we believe that our enhanced marketing capabilities and the cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability.

We offer ticket products to our customers that are valid at many, if not all of our resorts.  Examples of these innovative programs are the All East Pass, which allows unlimited skiing at any of our five eastern resorts; the Ultimate 7 College Pass, which allows the full-time college student to ski at any of our seven ski resorts nation-wide; the mEticket, which is a flexible multi-day ticket valid at all seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price break for purchasing early.  The mEticket program is a nation-wide program targeted at retaining skiers who ski six to twelve days each season, which our research indicates represents the majority of the ski population.  In addition, for the 2003-04 ski season, we are offering discounted season passes (restricted and unrestricted) for skiing privileges at Attitash Bear Peak and Sunday River resorts.  By giving guests an incentive to purchase their tickets for the year early in the ski season with the special values offered by the All East Pass, the Ultimate 7 College Pass, the mEticket program, and the Attitash/Sunday River Pass, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

Increase brand awareness and customer loyalty.  Our marketing programs are designed to take advantage of and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty.  We have established joint marketing programs with major corporations such as Sprint, Mobil, Anheuser-Busch, American Express, Quaker Oats, Pepsi/Mountain Dew, Rossignol, Vermont Pure, Kodak, Starbucks, and Green Mountain Coffee Roasters.  We believe these joint marketing programs give us a high-quality image and strong market presence, as well as access to operational and marketing resources on both a regional and national basis.  We believe that our customer loyalty can be increased through guest service initiatives used to support brand differentiation and our continued industry leadership in the areas of snowmaking and snow grooming.

Expand our sales and marketing efforts.  We have restructured and consolidated our sales operations so that they have a regional, rather than a resort-specific focus.  We have located our sales and marketing staff near major customers and customer bases, rather than at our resorts.  At the same time, we are directing more of our marketing resources toward advertising and customer promotions.  We have selected a single advertising agency to provide all of our advertising services nationwide, rather than relying on several regional agencies as we have done in the past.  We continue to focus on the expansion of our group sales activities in the convention and group business areas, as well as on the expansion of our off-season business.  For example, each of our resorts has at least one slopeside hotel which is managed by us and offers services year round, including conference space and food and beverage support for group bookings.

Continued focus on cost management.  We believe we have made significant progress in increasing the variability of our cost structure during the last two operating seasons, which allows us to more effectively adjust operation levels to in-season demand fluctuations.  We are further refining our seasonal staffing model to minimize our year-round and shoulder season cost structures.  We have also improved our ability to control the ramp-up and ramp-down of our resort operations during all phases of our resort operating season.  In addition, we are implementing or have recently implemented cost management plans related to healthcare, property/casualty insurance and mountain operations.

Expand Golf and Convention Business.  Sugarloaf/USA, Killington and Mount Snow all operate championship resort golf courses.  The Sugarloaf/USA course, designed by Robert Trent Jones, Jr., has been consistently rated as one of the top 100 public courses in the country according to a Golf Magazine survey.  Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations.  During Fiscal 2003, we entered into an agreement with an unrelated third party for the construction, development and operation of a golf course, designed by Robert Trent Jones, Jr., in the Jordan Bowl area at the Sunday River resort, the financing of which is being provided by the unrelated third party.  This golf course is expected to begin operations sometime during the summer of 2004.  Management believes that, when completed, the golf course project will further enhance the value and attractiveness of the Sunday River resort.  We also have opportunities to develop additional golf courses at The Canyons and possibly Attitash.  We are aggressively continuing to expand our in-season and off-season convention business by improving the quality, size and compensation systems of our sales and marketing staff.

Improve Hotel Occupancy and Operating Margins.  We have reorganized our eastern sales force to continue to achieve operating efficiencies and improved marketing strategies which will improve the occupancy levels and operating margins of our lodging properties.  We have also developed tools to assist us in our yield management, established committees among our hotels to ensure that “best practices” are used, and have created benchmarking templates against our competitors to assist us in identifying areas of improvement.

Real Estate Properties and Development Activities

Resort Companies

Within our resort companies, we have retained or acquired ownership of the front desk, retail space, restaurants and conference facilities, or “commercial core,” of hotels developed by some of our real estate subsidiaries.  We currently own and operate the commercial core of four Grand Summit Hotels (two at Sunday River and one each at Killington and Sugarloaf/USA).  We operate and manage the commercial cores of four hotels within our real estate companies (see below).  We also own or manage smaller lodging properties, hotels and inns at various resorts.

In addition to the developable real estate discussed below, we also own substantial undeveloped real estate at various resorts which is not pledged as collateral to the lenders under the Real Estate Term Facility and the Construction Loan Facility.

Real Estate Companies

The real estate subsidiaries develop mountainside real estate which complements the expansion of our on-mountain operations.  Real estate revenues are generated from the sale and leasing of interests in real estate development projects that we have constructed at our resorts and the sale to third parties of developable real estate at our resorts.

We currently own and operate the commercial core of four Grand Summit Hotels (one each at Steamboat, The Canyons, Mount Snow and Attitash Bear Peak) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).

Grand Summit Hotels.  Our primary real estate development activities in recent years have been the construction of Grand Summit Hotels at each of our resorts.  The Grand Summit Hotel is an interval ownership product which is a signature element of our resorts.  Each hotel is a condominium complex consisting of fully furnished residential and commercial units with a spacious atrium lobby, one or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool (except Sugarloaf/USA) and other recreational amenities.  Residential units in the hotel are sold in quarter and eighth share interests.  The balance of the hotel, including restaurants, retail space and conference facilities, is typically retained by us and managed by the host resort.  The initial sale of quarter and eighth share units generates revenue for the real estate segment, and our resort segment generates a continuing revenue stream from operating the hotel’s retail, restaurant and conference facilities and from renting interval interests when not in use by their owners.

We have also developed a whole ownership condominium hotel at The Canyons (the Sundial Lodge) and townhouse projects at Sunday River.  We continue to develop and market to third parties development sites for townhomes, single family projects and whole ownership condominium hotels, most recently at our Killington, Steamboat, Mount Snow and Sugarloaf/USA resorts.

Local approvals for our resort village plans are at various stages of completion.

•                  The Canyons:  We secured specially planned area approval from the appropriate authorities for our master plan at The Canyons on November 15, 1999.  Pursuant to this master plan approval, density for the residential units and commercial development for our 15-year master plan at The Canyons has been approved.  As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans.  See “Certain Considerations – Our business is subject to heavy environmental and land use regulation” for additional discussion regarding the status of our master plan permits at The Canyons.  We have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve these matters of non-compliance.

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

Resort Properties is in default on its Real Estate Term Facility and is negotiating with its lenders to restructure this facility.  Our Construction Loan Facility is also in default.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.  In addition, our senior construction loan with our real estate hotel development subsidiary is in default. “ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of the status of our efforts to restructure this credit facility and the implications to us and to Resort Properties of the proposed restructuring.

Alpine Resort Industry

The alpine resort industry achieved a record number of skier visits in two of the last three seasons.  During the 2002-03 ski season, approximately 490 ski areas in the United States generated approximately 57.6 million skier visits, an increase of 5.8% from the 2001-02 ski season and 0.4% from the 2000-01 ski season.  In the 2002-03 ski season, snowboarding continued to grow steadily, accounting for 29.5% of total skier visits in the United States, up from 28.1% in 2001-02.  In addition, since the 1999-2000 ski season, season pass sales have increased approximately 60%.

The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.  Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America.  The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 490 in 2003, although the number of skier visits has remained relatively flat.  Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented.  We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is possible as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2002-03 ski season:

Geographic Region	2002-03 Total Skier Visits*	Percentage of Total Skier Visits	Skier Visits at Company Resorts	Company Regional Market Share	Company Resorts
	(in millions)		(in millions)
Northeast	14.0	24.3%	2.6	18.6%	Killington/Pico, Mount Snow/Haystack, Sunday River, Sugarloaf/USA, Attitash Bear Peak
Southeast	5.8	10.1%	—	—
Midwest	8.1	14.1%	—	—
Rocky Mountain	18.8	32.6%	1.4	7.4%	Steamboat, The Canyons
Pacific West	10.9	18.9%	—	—
U.S. Overall	57.6	100.0%	4.0	6.9%

  (*) Source:  Kottke National End of Season Survey 2002/03 Final Report

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

Since 1985, the total number of skier visits in the United States has been relatively flat.  However, according to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased to approximately 29.5% of total skier visits in the 2002-03 ski season, a compounded annual growth rate since 1999-2000 of approximately 6.4%.  We believe that snowboarding will continue to be an important source of lift ticket, skier development, retail and rental revenue growth for us.

We believe that we are well positioned to capitalize on certain favorable trends and developments affecting the alpine resort industry in the United Sates.  These trends and developments include:

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

Our resorts also face strong competition on a regional basis.  With approximately 2.6 million skier visits generated by our northeastern resorts, competition in that region is an important consideration.  Our northeastern markets are located in the major population centers in the northeast, particularly eastern Massachusetts, northern Connecticut, New York and northern New Jersey.  For example, skier origin data collected at Sunday River indicates that approximately 46% of its weekend skiers reside in the greater Boston metropolitan area.  Similar data collected at Killington and Mount Snow indicate that approximately 27% and 42%, respectively, of their weekend skiers reside in New York, with high concentrations from Pennsylvania, Connecticut, and New Jersey.  The Colorado and Utah ski markets are also highly competitive.

Employees and Labor Relations

We currently employ approximately 1,400 full-time, year-round employees supporting our resort and real estate operations, including corporate personnel.  At peak season last year, we employed approximately 8,000 employees.  Less than 1% of our employees are unionized.  We believe that we enjoy satisfactory relations with our employees.

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

Systems and Technology

Information Systems.  Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs.  We continue to deploy solutions that improve guest service, create internal efficiency and enable more direct relationships between us and our guests.  We are implementing extensions to our central reservations software that will provide industry-leading integration between our web and call center vacation booking channels.

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

Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.  In addition, our senior construction loan with our real estate hotel development subsidiary is in default.

On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default.  Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, Resort Properties received written confirmation of the acceleration of the remaining principal and accrued interest balance.  As of July 27, 2003, principal, accrued interest, late charges and unpaid agent fees outstanding under the facility totaled $79.0 million.  We have been notified by the lenders under the facility that no additional borrowings will be permitted and that Resort Properties will not be given access to restricted cash accounts totaling approximately $0.6 million to satisfy its obligations.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period.  Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.  There can be no assurance that negotiations will be successfully completed, or the terms under which the payment defaults pending under the facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets.  A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged under the Real Estate Term Facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged under this facility.  The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  As of July 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.0 million.  This collateral includes $80.3 million of Grand Summit assets pledged under our $41.7 million Construction Loan Facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Real Estate Liquidity”.

The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.  In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003.  As a result, Grand Summit was also in default under its $10.0 million Subordinated Construction Loan with Textron and various lenders.  As of July 27, 2003, $41.7 million was outstanding under the Construction Loan Facility that is made up of the Senior Construction Loan ($31.7 million as of July 27, 2003) and the Subordinated Construction Loan ($10.0 million as of July 27, 2003).  We have not yet been advised by the lenders under the Construction Loan Facility whether they intend to accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default. An amendment to this facility delayed such deadlines from March 31, 2003 to June 29, 2003.  We paid $35,000 to the lenders for such amendment.  An additional $175,000 was due and payable for our failure to reduce the loan balance to certain requirements at June 29, 2003.  As of July 27, 2003, this amount has been accrued in accounts payable and other current liabilities.

Pursuant to its terms, our Mandatorily Redeemable Convertible 10½% Series A Preferred Stock was redeemable on November 12, 2002 to the extent that there were legally available funds to effect such redemption. We did not redeem the Mandatorily Redeemable Convertible 10½% Series A Preferred Stock on that redemption date and can give no assurance that the necessary liquidity will be available to effect redemption in the future.  Any redemption of our Series A Preferred Stock could result in an event of default under some of our outstanding debt.

We have 36,626 shares of Mandatorily Redeemable Convertible 10½% Series A Preferred Stock (Series A Preferred Stock) outstanding, with an accreted value of approximately $66.7 million as of July 27, 2003.  Our  Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, to the extent that we had funds legally available for that redemption.  If our Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full.  Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date.  On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain records.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors.  We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock.  If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation.

We are not permitted to redeem our Series A Preferred Stock under the terms of our Resort Senior Credit

Facility and the terms of the indenture governing our 12% senior subordinated notes (the Senior Subordinated Notes).  If any redemption occurs or the holders of our Series A Preferred Stock obtain and seek to enforce a final judgment against us that is not paid, discharged or stayed, this could result in an event of default under those debt instruments, and the lenders and holders of that debt could declare all amounts outstanding to be due and payable immediately.  If we are required to redeem all or any portion of our Series A Preferred Stock, either as a result of a court judgment or otherwise, we would have to consider seeking an amendment or waiver of the terms of the Resort Senior Credit Facility and the indenture governing the Senior Subordinated Notes, selling material assets or operations, refinancing our indebtedness and our Series A Preferred Stock, Seeking to raise additional debt or equity capital, delaying capital expenditures and other investments in our business and/or restructuring our indebtedness and preferred stock.  No assurance can be given that we would be successful in taking any of these steps or that we would have the necessary liquidity or assets to effect any redemption of our Series A Preferred Stock and any indebtedness required to be repaid.  As a result, any redemption of, or legal requirement to redeem, our Series A Preferred Stock could have a material adverse effect on us.

Our business is substantially leveraged and we face a number of financial risks.

We are highly leveraged.  As of September 28, 2003, we had $340.5 million of total indebtedness outstanding, including $106.6 million of secured indebtedness, as well as $308.4 million in redeemable preferred stock (liquidation value).

Our high level of debt affects our operations in several important ways.  First of all, we will have significant cash requirements to service our debt, which will in turn reduce the funds available for our operations and capital expenditures.  A decrease in the availability of funds will make us more vulnerable to adverse general economic and industry conditions.  Secondly, the financial covenants and other restrictions contained in our debt agreements require us to meet certain financial tests and restrict our ability to raise additional capital, borrow additional funds, make capital expenditures or sell our assets.  Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business could leave us with no cash availability.

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

Continued improvement in our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products and management resources and to engage in successful real estate development (either directly or through third parties).  To the extent that we are unable to do so with cash generated from operations, or through borrowed funds or additional equity investments, the growth and financial health of our business could be impaired.

We also have significant future capital requirements with respect to the retirement of debt and other securities.  For example, the resort senior credit facility (Resort Senior Credit Facility) matures on April 15, 2006 for the revolving credit facility (Revolving Credit Facility), the tranche A term loan (Tranche A Term Loan), and the supplemental term loan (Supplemental Term Loan) portions, and June 15, 2006 for the tranche B term loan (Tranche B Term Loan) portion.  We must also retire or refinance our Senior Subordinated Notes in July 2006 and our 11.3025% convertible subordinated notes (the Junior Subordinated Notes) in August 2007.  Our preferred stock must be redeemed in accordance with its terms.  This includes our Series A Preferred Stock, which we did not redeem on November 12, 2002.  We do not expect that the necessary liquidity will be available from operations to effect such redemption in the foreseeable future.  This also includes our 12% Series C-1 convertible participating preferred stock (the Series C-1 Preferred Stock) which is mandatorily redeemable in July 2007, and our 15% Series C-2 preferred stock (the Series C-2 Preferred Stock) which is mandatorily redeemable in July 2007. There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock in the foreseeable future.  Failure to do so could have a material adverse effect on our business.  See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of such payments.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal.  For Fiscal 2003, we realized approximately 87% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenues and approximately 21% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in Fiscal 2003.  Also, our resorts typically experience operating losses and negative cash flows for the period from May through November.  During the seven-month period from May through November 2002, for example, we had operating losses from resort segment operations aggregating $75.9 million and negative cash flows from resort segment operating activities aggregating $44.4 million.  These losses from resort segment operations included merger, restructuring and asset impairment charges of $20.3 million and write-off of deferred financing costs of $3.3 million.  There can be no assurance that we will be able to finance our capital requirements from external sources during the period from May through November.

A high degree of seasonality in our revenues increases the impact of certain events on our operating results.  Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during our peak business periods could reduce our revenues.  Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions.  Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits and the early ski season snow conditions and skier perception of early ski season snow conditions influence the momentum and success of the overall ski season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on the results of operations or visitation.

We operate in a highly competitive industry which makes maintaining our customer base a difficult task.

The skiing industry is highly competitive and capital intensive.  Our competitors include major ski resorts throughout the United States, Canada and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities.  Our competitive position depends on a number of factors, such as our proximity to population centers, the availability (including direct flights by major airlines) and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation.  In addition, some of our competitors have greater competitive positions and relative ability to withstand adverse developments.  There can be no assurance that our competitors will not be successful in capturing a portion of our present or potential customer base.

Our revenues from real estate development are vulnerable to particular risks.

Our ability to generate revenues from real estate development activities could be adversely affected by a number of factors, such as our ability to successfully market our resorts, the loss of ownership or control of significant portions of our developable real estate securing the Real Estate Term Facility, the national and regional economic climate, local real estate conditions (such as an oversupply of space or a reduction in demand for real estate), costs of environmental compliance and remediation associated with new development, renovations and ongoing operations, the attractiveness of the properties to prospective purchasers and tenants, competition from other available property or space, our ability to obtain all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations and changes in real estate, zoning, land use, environmental or tax laws.  Many of these factors are beyond our control.

In addition, real estate development will depend on receipt by our real estate subsidiaries of adequate financing on suitable terms.  There can be no assurance as to whether, when or on what terms such financing may be obtained.  Our real estate subsidiaries do not have the financing available to complete all of their planned real estate development.  In addition, these efforts entail risks associated with development and construction activities, including cost overruns, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, and natural disasters, any of which could delay construction and result in a substantial increase in our costs. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

In addition, a material portion of our real estate development business is conducted within the interval ownership industry.  As a result, any changes affecting the interval ownership industry, such as an oversupply of interval ownership units, a reduction in demand for interval ownership units, changes in travel and vacation patterns, changes in governmental regulations relating to the interval ownership industry, increases in construction costs or taxes and tightening of financing availability, could have a material adverse effect on our real estate development business.

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

Our operations are heavily dependent upon our ability, under applicable federal, state and local laws, regulations, permits, and licenses or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations.  There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses or agreements will not be cancelled or will be renewed on terms as favorable as the current terms.  Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our financial condition and  result of operations.

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

We are a holding company and our ability to pay principal and interest on debt will be dependent upon the receipt of dividends and other distributions, or the payment of principal and interest on intercompany borrowings, from our subsidiaries.  We do not have, and we do not expect in the future to have, any material assets other than the common stock of our direct and indirect subsidiaries.  The Resort Senior Credit Facility, the Real Estate Term Facility and other agreements governing the debt obligations of our subsidiaries contain contractual restrictions on the ability of our subsidiaries to make dividend payments or other distributions to us.  In addition, state law further restricts the payment of dividends or other distributions to us by our subsidiaries.  The breach of any of the provisions of the indebtedness of our subsidiaries could result in a default, which in turn could accelerate the maturity of our subsidiaries’ indebtedness.  If the maturity of any such indebtedness of our subsidiaries were accelerated, the indebtedness would be required to be paid in full before that subsidiary would be permitted to distribute any assets to us.  There can be no assurance that our assets or those of our subsidiaries would be sufficient to repay all of our outstanding debt.

Our business requires significant capital expenditures.  These expenditures do not, however, guarantee improved results.

Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.  Our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products and management resources and to engage in successful real estate development (either directly or through third parties).  In addition, the Resort Senior Credit Facility limits the amount of non-real estate capital expenditures we can make.  To the extent that we are prohibited from making capital expenditures or are unable to obtain the funds to do so with cash generated from operations, or from borrowed funds or additional equity investments, our financial conditions and results of operations could be affected.

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

As a result of a shareholders’ agreement and the terms of the preferred stock held by Oak Hill Capital Partners, L.P. and certain related entities (Oak Hill), and Leslie B. Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, and Oak Hill control a majority of our board of directors.  Mr. Otten and Oak Hill may have interests different from the interests of the holders of our common stock.

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

On January 24, 2002, we entered into an agreement with Triple Peaks, LLC for the sale of our Steamboat resort.  We later determined that the sale of our Heavenly resort more closely achieved our restructuring objectives and concluded that we would not proceed with the sale of our Steamboat resort.  On April 5, 2002, Triple Peaks, LLC filed a lawsuit against American Skiing Company in federal district court in Denver, alleging breach of contract resulting from our refusal to close on the proposed sale of our Steamboat resort.  The suit seeks both monetary damages resulting from the breach and specific performance of the contract.  On April 16, 2002, before we filed an answer to its complaint, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado state district court in Steamboat, also naming Steamboat Ski & Resort Corporation, American Skiing Company Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of American Skiing Company) as additional defendants.  On April 19, 2002, we filed a complaint seeking declaratory judgment against Triple Peaks in federal court in Denver seeking a declaration from that court that our damages under the contract for failure to close on the proposed sale are limited to $500,000.  On December 31, 2002, the Colorado state district court issued summary judgment in our favor and against Triple Peaks, confirming that the damages we owe Triple Peaks under the contract are limited to $500,000.  On January 26, 2003, we received notice that Triple Peaks had appealed the decision of the Colorado state district court.  That appeal is currently pending.  Subsequent to the issuance of the summary judgment order by the Colorado state district court, the companion federal court action was dismissed with prejudice at our request.

On January 3, 2003, American Skiing Company received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai.  Messrs. Martinez and Tomai each alleged that they resigned from their employment with us for “good reason” under the terms of their executive employment agreements with us, and that accordingly they are entitled to severance payments equal to one year’s salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment.  We contested the existence of “good reason” for their termination of their employment and disputed our liability for the severance payments and other benefits.  Arbitrations were conducted in each of these matters in late June and early July 2003.  Subsequent to Fiscal 2003, we received notice of arbitrators’ judgment in our favor with regards to each of these matters.  These arbitration awards are final and non-appealable.

Each of our subsidiaries which operates resorts has claims pending and is regularly subject to personal injury claims related principally to skiing activities at the resort.  Each of our operating companies maintains liability insurance that we consider adequate in order to insure against claims related to the usual and customary risks associated with the operation of a ski resort.  We operate a captive insurance company authorized under the laws of the State of Vermont, which, until early Fiscal 1999, provided liability and workers’ compensation coverage for our Vermont resorts.  We do not currently use this insurance subsidiary to provide liability and workers’ compensation insurance coverage, but it is still responsible for future claims arising from insurable events which may have occurred while it provided this coverage.  Our insurance subsidiary maintains cash reserves in amounts recommended by an independent actuarial firm and which we believe to be adequate to cover any such claims.

On April 22, 2003, we were sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between us (through two different subsidiaries,

ASC Utah, Inc. and American Skiing Company Resort Properties, Inc.) and Westgate.  Generally, Westgate has alleged that ASC Utah and/or American Skiing Company Resort Properties, Inc. have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.  It is not currently feasible to quantify the damages being sought in this action.  On May 13, 2003, we answered Westgate’s complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2 million in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or American Skiing Company Resort Properties, Inc.  No discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.

Item 4
Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5
Market for the Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the Over The Counter Bulletin Board under the symbol “AESK”.  Our Class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock.  As of September 28, 2003, 31,738,183 shares of our common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock held by one holder and 16,977,653 shares of common stock held by approximately 9,000 holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board, as applicable.

American Skiing Company Common Stock (AESK)

	Fiscal 2002		Fiscal 2003
	High	Low	High	Low
1st Quarter	$1.05	$0.76	$0.28	$0.14
2nd Quarter	$1.01	$0.47	$0.26	$0.13
3rd Quarter	$0.49	$0.16	$0.16	$0.08
4th Quarter	$0.20	$0.12	$0.13	$0.08

Market Information

We have not declared or paid any cash dividends on our capital stock.  We intend to retain earnings, to the extent that there are any, to reduce our debt and to support our capital improvement and growth strategies.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion.  Each of the indentures governing our Senior Subordinated Notes, our Resort Senior Credit Facility and the terms of our Series A Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests.  See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6
Selected Financial Data

The following selected historical financial data has been derived from our consolidated financial statements as audited by: (1) KPMG LLP, as of July 29, 2001, July 28, 2002, and July 27, 2003 and for the fiscal years ended July 30, 2000, July 29, 2001, July 28, 2002 and July 27, 2003; and (2) Arthur Andersen LLP, as of July 25, 1999 and July 30, 2000 and for the fiscal year ended July 25, 1999.  This data, excluding consolidated statements of cash flows data, has been restated to reflect Heavenly as discontinued operations and also includes certain reclassifications to be consistent with the current year presentation.

	Historical Year Ended (1)
	July 25, 1999	July 30, 2000	July 29, 2001	July 28, 2002	July 27, 2003
	(in thousands, except per share and per skier visit amounts)
Consolidated Statement of Operations Data:
Net revenues:
Resort (2)	$239,954	$240,226	$275,686	$243,842	$251,638
Real estate	24,492	132,063	96,864	28,274	12,898
Total net revenues	264,446	372,289	372,550	272,116	264,536

Operating expenses:
Resort	164,878	170,156	187,715	166,968	168,010
Real estate	26,808	123,837	93,422	30,091	12,166
Marketing, general and administrative	47,936	46,903	49,011	46,699	49,645
Merger, restructuring and asset impairment charges (3)	—	—	76,015	111,608	1,451
Depreciation and amortization	34,547	35,493	34,941	26,238	27,513
Write-off of deferred financing costs	—	1,017	—	3,338	2,761
Total operating expenses	274,169	377,406	441,104	384,942	261,546

Loss from continuing operations before preferred stock dividends and cumulative effect of changes in accounting principles	(31,869)	(33,743)	(125,026)	(167,578)	(44,374)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(4,372)	(20,994)	(23,357)	(32,791)	(37,644)
Net loss from continuing operations available to common shareholders before cumulative effect of changes in accounting principles	$(36,241)	$(54,737)	$(148,383)	$(200,369)	$(82,018)
Net loss available to common shareholders	$(32,332)	$(52,452)	$(141,572)	$(206,710)	$(82,018)
Basic and diluted net loss from continuing operations per share available to common shareholders	$(1.20)	$(1.81)	$(4.86)	$(6.34)	$(2.59)
Basic and diluted net loss per share available to common shareholders	$(1.07)	$(1.73)	$(4.64)	$(6.54)	$(2.59)

Balance Sheet Data:
Total assets	$907,502	$926,778	$807,038	$521,993	$475,305
Long-term debt and redeemable preferred stock, including current maturities	543,740	634,723	638,620	582,096	639,048
Common shareholders’ equity (deficit)	236,655	185,497	44,826	(155,305)	(237,295)

Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(77,235)	$(43,891)	$44,576	$(1,092)	$(7,999)
Cash flows provided by (used in) investing activities	(37,486)	(17,403)	(23,390)	94,683	(4,658)
Cash flows provided by (used in) financing activities	108,354	62,376	(19,679)	(98,259)	12,329

Other Data:
Skier visits (000’s)(4)	4,157	4,109	4,430	3,756	3,977
Season pass holders (000’s)	40.2	43.2	46.1	39.4	44.1
Resort revenues per skier visit	$57.72	$58.46	$62.23	$64.92	$63.27

(1)          The historical data above does not reflect the financial position or results of operations for Heavenly.  The financial data for Heavenly is reflected as discontinued operations because Heavenly was sold during Fiscal 2002.

(2)          Resort revenues represent all revenues, excluding revenues generated by the sale of real estate interests.

(3)          During Fiscal 2001, we recognized the following merger, restructuring and asset impairment charges: a $52.0 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as assets held for sale as of July 29, 2001; a $15.1 million asset impairment charge related to the assets at our Sugarbush resort that are classified as assets held for sale as of July 29, 2001; a $3.6 million charge related to our terminated merger with Meristar Hotels and Resorts, Inc; $4.0 million in employee separation, legal and financial consulting charges related to our strategic restructuring plan; and a $1.3 million impairment charge to net realizable value in the fourth quarter of Fiscal 2001 on the remaining units at the Attitash Grand Summit Hotel.  During Fiscal 2002, we recognized the following merger, restructuring and asset impairment charges: a $25.4 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as held for sale as of July 29, 2001; a $38.7 million charge related to the remaining quartershare units at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel; a $18.9 million charge related to land and land options at The Canyons; a $24.8 million charge related to master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River and Steamboat; a $1.4 million charge related to a land option at Sunday River and certain resort fixed assets; $2.7 million in legal and financial consulting charges related to our strategic restructuring plan; offset by a $0.3 million gain to finalize the sale of Sugarbush.  During Fiscal 2003, we recognized the following merger, restructuring and asset impairment charges: a $1.2 million charge related to certain resort fixed assets and other assets; $0.4 million charges related to restructuring charges; offset by a $0.2 million reversal of a previous impairment charge determined not to be needed.

(4)          For purposes of estimating skier visits, we assume that a season pass holder visits our resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

Item 7
Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Certain statements under the heading Part I, Item 1 and Item 2 – “Business and Properties”, this heading Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; any redemption of our legal requirement to redeem our Series A Preferred Stock competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); the payment defaults under our Real Estate Term Facility and the Construction Loan Facility and their respective effects on the results and operations of our real estate segment; any redemption of or legal requirement to redeem our Series A Preferred Stock; failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

The following is our discussion and analysis of financial condition and results of operations for the fiscal year ended July 27, 2003.  Please read this information in connection with our consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Credit Agreement Defaults. On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility with Fleet National Bank and certain other lenders.  See “- Liquidity and Capital Resources – Real Estate Liquidity – Real Estate Term Facility” below for a discussion of the status of our efforts to restructure the Real Estate Term Facility.

As of July 27, 2003, our hotel development subsidiary was also in default under its Construction Loan Facility with Textron and certain other lenders, resulting from the failure to pay down the Senior Construction Loan to $30 million by June 29, 2003.  See “— Liquidity and Capital Resources — Real Estate Liquidity — Construction Loan Facility” below for a discussion of the terms of the March 2003 amendment to the Construction Loan Facility and the current status of the facility.

Liquidity and Capital Resources

We are a holding company whose only significant assets are the outstanding common stocks of our subsidiaries.  Our only source of cash to pay our obligations is distributions from our subsidiaries.

Short-Term.  Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our Fiscal 2004 capital improvement program and servicing our debt.  Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

As described below, we entered into the Resort Senior Credit Facility on February 14, 2003 and used our initial borrowings to refinance the prior resort senior credit facility.  Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our Resort Senior Credit Facility.  The total debt outstanding under our Resort Senior Credit Facility as of July 27, 2003 was approximately $77.8 million, with approximately $9.3 million available for borrowing on such date.

Real estate development and real estate working capital was funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary.  As of July 27, 2003, the Construction Loan Facility is in default due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million at June 29, 2003 as required under the terms of the agreement.  As of July 27, 2003, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying consolidated balance sheet was approximately $80.3 million.  The total debt outstanding under the Construction Loan Facility as of July 27, 2003 was approximately $41.7 million.  See “Real Estate Liquidity – Real Estate Term Facility” below.

Resort Liquidity.  As part of our comprehensive strategic plan to restructure our debt, we entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided the new $91.5 million senior secured loan facility (Resort Senior Credit Facility).  The Resort Senior Credit Facility replaced our prior resort senior credit facility and is secured by substantially all of our holding company assets, excluding the stock of Resort Properties and other real estate subsidiaries, and the assets of our resort operating subsidiaries.  Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility.  The prior resort senior credit facility was repaid in full on February 18, 2003.

The Resort Senior Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.  As of July 27, 2003, we had approximately $26.6 million borrowed on this facility and approximately $4.1 million of outstanding L/Cs.

•                  Tranche A Term Loan -  $25.0 million borrowed as of July 27, 2003, $0 availability;

•                  Supplemental Term Loan - $6.2 million borrowed as of July 27, 2003, $0 availability; and

•                  Tranche B Term Loan -  $20.0 million borrowed as of July 27, 2003, $0 availability.

The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25%, payable monthly (7.25% as of July 27, 2003).  The Supplemental Term Loan required a principal payment of approximately $342,000 on July 15, 2003 and requires  payments of approximately $1.0 million on January 15 and July 15 of each year, with a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0%, payable monthly

(12.25% as of July 27, 2003) with an interest rate floor of 12.25%.  The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The financial covenants of the Resort Senior Credit Facility also restrict our ability to pay cash dividends on or redeem our common and preferred stock.

As of September 28, 2003, we had $30.4 million, $25.0 million, $6.2 million and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of September 28, 2003 we had approximately $4.1 million in outstanding L/Cs with approximately $5.5 million available for future borrowings under the Revolving Credit Facility.  We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of Fiscal 2004.

  Our significant debt levels affect our liquidity.  As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt.  Consequently, cash availability for working capital needs, capital expenditures and acquisitions is significantly limited, outside of any availability under the Resort Senior Credit Facility.  Furthermore, our Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity.  These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness and restrictions on the issuance of preferred stock.

Real Estate Liquidity.  To fund working capital and fund its real estate development plan, Resort Properties relied on the net proceeds from the sale of real estate developed for sale, the Real Estate Term Facility and the Construction Loan Facility.  A substantial portion of our developable real estate and the commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are pledged to the lenders under the Real Estate Term Facility.

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

The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

•                  Tranche A is a revolving facility with a current maximum principal amount of $17.0 million which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears).  As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (10.0% as of July 27, 2003).  Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels.  Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

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

•                  Tranche C is a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 29% per annum and, prior to the default, was scheduled to mature on December 31, 2005.  As a result of the default, the default interest rate on Tranche C is 29% per annum.  Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

On March 30, 2002, our real estate subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

There is no assurance that negotiations will be successfully completed, or the terms under which the payment defaults pending under the Real Estate Term Facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $0.6 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies.  As of July 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.0 million.  This collateral includes $80.3 million of Grand Summit assets pledged under our Construction Loan Facility.  See “Certain Considerations – Our primary real estate development subsidiary is in payment default under its senior secured credit agreement, and our ability to achieve any future earnings from the real estate development assets held in that subsidiary may be significantly compromised.  In addition, our senior construction loan with our real estate hotel development subsidiary is in default.”

As of July 27, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $19.5 million, $38.1 million, and $21.4 million, respectively.

As of September 28, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $19.8 million, $39.3 million, and $22.5 million, respectively.

Construction Loan Facility:  We conduct substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons and Attitash Bear Peak, which are primarily financed through the $110 million Senior Construction Loan.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10 million Subordinated Construction Loan.  Together they comprise the Construction Loan Facility.  We used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary.

The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.  In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003.  As a result, the Subordinated Construction Loan also was in default.  We have not yet been advised by the lenders under the Senior Construction Loan and the Subordinated Construction Loan whether they intend to accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the defaults.  An amendment to the Senior Construction Loan delayed certain amortization deadlines from March 31, 2003 to June 29, 2003.  We paid $35,000 to the lenders for such amendment. An additional $175,000 was due and payable because of our failure to reduce the loan balance to certain requirements at June 29, 2003.  As of July 27, 2003, this amount has been accrued  in accounts payable and other current liabilities.

As of July 27, 2003, the amount outstanding under the Senior Construction Loan was $31.7 million and there were no borrowings available under this facility.  The principal is payable incrementally as quarter and eighth share sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit hotel parking garage, and the commercial core unit at Attitash Bear Park collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $80.3 million as of July 27, 2003, which in turn comprise substantial assets of our business).  The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan is May 31, 2004.  The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $31.7 million as of July 27, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 27, 2003).  The Canyons portion of the Senior Construction Loan was repaid during March 2003.

The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date.  The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004.  The principal balance outstanding under the Subordinated Construction Loan was approximately $10.0 million as of July 27, 2003.  The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

As of September 28, 2003, the amount outstanding under the Senior Construction Loan was $31.2 million and there were no borrowings available under this facility.  As of September 28, 2003, the amount outstanding under the Subordinated Construction Loan was $10.0 million and there were no borrowings available under this facility.

Series A Preferred Stock Redemption.  We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $66.7 million as of July 27, 2003.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for that redemption.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of our Series A Preferred Stock until we have done so in full.  Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date.  On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain of our records.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of our Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors.  We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock.  If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation.  If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

Long-Term.  Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  With respect to capital needs, we have invested over $175 million in skiing-related facilities since the beginning of Fiscal 1998, excluding investments made at Heavenly and Sugarbush (which were sold in Fiscal 2002).  As a result, and in keeping with restrictions imposed under the Resort Senior Credit Facility, we expect our resort capital programs for the next several fiscal years will be more limited in size.

For each of Fiscal 2004 and 2005, we anticipate our annual maintenance capital needs to be approximately $8.5 million.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our capital improvement program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases and our Resort Senior Credit Facility.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility.  The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2004 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met.  We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for Fiscal 2004.

Contractual Obligations

Our noncancelable, minimum contractual obligations as of July 27, 2003 were as follows (in thousands):

		Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	After 3 years

Resort long-term debt and capital lease obligations	$92,548	$32,359	$54,554	$5,635
Real estate long-term debt	108,756	108,756	—	—
Subordinated notes and debentures	143,011	1,466	120,000	21,545
Mandatorily Redeemable 10 ½% Series A Preferred Stock	66,663	66,663	—	—
Mandatorily Redeemable 12% Series C-1 Preferred Stock	50,105	—	—	50,105
Mandatorily Redeemable 15% Series C-2 Preferred Stock	184,621	—	—	184,621
Operating leases	18,967	5,476	5,321	8,170
The Canyons land options obligation	2,000	2,000	—	—
Obligation to build ski lifts at The Canyons	2,000	—	2,000	—
Total	$668,671	$216,720	$181,875	$270,076

The operation of a substantial portion of our resort activities are dependent upon leased real estate.  Aggregate lease commitments under noncancelable operating leases are included in the table above.  As of July 27, 2003, approximately $108.8 million (not including an unamortized original issue discount of approximately $2.5 million) of the real estate long-term debt, which does not include accrued and unpaid interest, was in default.  This amount includes the Senior Construction Loan and the Subordinated Construction Loan, which were in default as of June 29, 2003 due to failure to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives.  Due to the seasonality of our business, we record a full year of depreciation relating to our resort operating assets during the second and third quarters of our fiscal year.

Goodwill and Other Intangible Assets

During Fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and were required to evaluate our existing intangible assets and goodwill in a transitional impairment analysis.  As a result of the transitional impairment analysis, we recorded an impairment loss of $18.7 million representing 100% of our goodwill.  This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for Fiscal 2002.  Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

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

Long-Lived Assets

On July 30, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets, such as property and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Prior to the adoption of SFAS No. 144, we accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  During Fiscal 2002, we completed the sale of our Sugarbush resort and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to our adoption of SFAS No. 144.

Revenue Recognition

Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the second and third quarters of our fiscal year.  Our remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investments are adequate to demonstrate a commitment to pay for the property and no continuing involvement exits. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Seasonality

Our revenues are highly seasonal in nature.  For Fiscal 2003, we realized approximately 87% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenue and approximately 21% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in Fiscal 2003.  In addition, our resorts typically experience operating losses and negative cash flows for the period from May through November.

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

Results of Operations

Fiscal Year Ended July 27, 2003 (Fiscal 2003)
Versus Fiscal Year Ended July 28, 2002 (Fiscal 2002)

Resort Operations:

The components of resort operations for Fiscal 2002 and Fiscal 2003 are as follows.  Fiscal 2002 reflects the operations of Heavenly as discontinued operations due to its sale in May 2002.

			Increase/ (Decrease)
	Fiscal 2002	Fiscal 2003	Dollar	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$104.4	$111.2	$6.8	6.5%
Food and beverage	35.6	36.7	1.1	3.1%
Retail sales	25.1	25.7	0.6	2.4%
Lodging and property	37.6	36.5	(1.1)	-2.9%
Skier development	20.1	21.1	1.0	5.0%
Golf, summer activities and other	21.0	20.4	(0.6)	-2.9%
Total resort revenues	$243.8	$251.6	$7.8	3.2%

Cost of resort operations	$167.0	$168.0	$1.0	0.6%
Marketing, general and administrative	46.6	49.6	3.0	6.4%
Merger, restructuring and asset impairment charges	47.9	1.6	(46.3)	-96.7%
Depreciation and amortization	25.1	25.8	0.7	2.8%
Write-off of deferred financing costs	3.3	2.8	(0.5)	-15.2%
Interest expense	36.3	27.1	(9.2)	-25.3%
Total resort expenses	$326.2	$274.9	$(51.3)	-15.7%

Loss from continuing resort operations	$(82.4)	$(23.3)	$59.1	-71.7%

Total Skier Visits (000’s)	3,756	3,977	221	5.9%
Total resort revenue per skier visit	$64.9	$63.3	$(1.6)	-2.5%

During the 2002-03 ski season, skier visits from our eastern resorts increased approximately 7.1% from approximately 2.5 million to 2.6 million, primarily as a result of our eastern resorts experiencing improved snowfall when compared to the prior season.  Skier visits from our western resorts increased 3.5% during the 2002-03 ski season, primarily as a result of the improved performance at The Canyons following the 2002 Winter Olympic Games in Fiscal 2002.  Over our entire resort network, total skier visits were up 5.9% from the 2001-02 ski season, excluding the skier visits from Heavenly.

Revenues for Fiscal 2003 were $251.6 million as compared to $243.8 million for Fiscal 2002, an increase of $7.8 million, or 3.2%.  Revenues from all of our ski-related lines of business were up between 2.4% and 6.5% over the prior year.  These increases resulted from a 5.9% increase in skier visits offset by a 2.5% decrease in revenue per skier visit.  Lodging revenues decreased by 2.9% due to a weakening economy which affected our conference sales business.

Our resort segment produced an $23.3 million operating loss in Fiscal 2003, compared to a $82.4 million operating loss in Fiscal 2002.  This $59.1 million decrease in the operating loss resulted primarily from the following:

(i)	$7.8 million increase in resort revenues;
(ii)	$7.5 million decrease in resort operating expenses (excluding merger, restructuring and asset impairment charges and write-off of deferred financing costs);
(iii)	$3.0 million increase in marketing, general and administrative expenses; and
(iv)	$46.8 million decrease in merger, restructuring and asset impairment charges and write-off of deferred financing costs.

We incurred merger, restructuring and asset impairment charges for Fiscal 2003 and Fiscal 2002 related to our resort operations.  The $1.6 million of merger, restructuring and asset impairment charges for Fiscal 2003 includes:

(i)	$1.2 million of expenses related to the write-off of certain fixed assets and other assets; and
(ii)	$0.4 million in employee severance charges.

The $47.9 million of merger, restructuring and asset impairment charges for Fiscal 2002 includes:

(i)	$25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, recorded in the second quarter of Fiscal 2002;
(ii)	$18.9 million impairment charge on land and the land options at The Canyons;
(iii)	$1.4 million impairment charge on certain corporate and Sunday River fixed assets and an option to purchase undeveloped land at Sunday River;
(iv)	$2.5 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring; and
(v)	$(0.3) million of gain to finalize the sale of the Sugarbush resort.

Recent Trends:  Through September 28, 2003, our season pass sales for the 2003-04 ski season are approximately $2.7 million greater than at the same time last year.  Our hotel booking pace for the ski season is approximately $1.1 million behind the pace of our bookings at the same time last year.  We believe the decreased hotel booking pace is reflective of a general trend in the leisure industry toward late to last-minute customer booking patterns.

Real Estate Operations:

The components of real estate operations are as follows:

			Increase/ (Decrease)
	Fiscal 2002	Fiscal 2003	Dollar	Percent
	(in millions)

Total real estate revenues	$28.3	$12.9	$(15.4)	-54.4%

Cost of real estate operations	30.1	12.2	(17.9)	-59.5%
Merger, restructuring and asset impairment charges	63.7	(0.2)	(63.9)	-100.3%
Depreciation and amortization	1.1	1.7	0.6	54.5%
Interest expense	18.5	20.3	1.8	9.7%
Total real estate expenses	113.4	34.0	(79.4)	-70.0%

Loss from real estate operations	$(85.1)	$(21.1)	$64.0	-75.2%

Real estate revenues decreased by $15.4 million in Fiscal 2003 compared to Fiscal 2002, from $28.3 million to $12.9 million.  Real estate revenues by project (in millions) are as follows:

	Fiscal 2002	Fiscal 2003	Increase/ (Decrease)
Steamboat Grand	$7.1	$3.2	$(3.9)
The Canyons Grand Summit	8.5	5.0	(3.5)
Eastern properties	7.9	0.0	(7.9)
Land sales	3.8	3.7	(0.1)
Other revenues	1.0	1.0	—
Total	$28.3	$12.9	$(15.4)

Steamboat Grand:  During Fiscal 2003, we realized $3.2 million in revenues from sales of units, compared to $7.1 during Fiscal 2002.  This decrease of $3.9 million was primarily the result of the continued disruptions related to our real estate restructuring as well as continued economic uncertainty.  As of the end of Fiscal 2003, the Steamboat Grand was approximately 54% sold.

The Canyons: During Fiscal 2002 and 2003, we realized $8.5 million and $5.0 million, respectively, in ongoing sales of units at The Canyons Grand Summit Hotel.  This decrease also relates to the continued disruptions related to our real estate restructuring as well as continued economic uncertainty.  As of the end of Fiscal 2003, the Grand Summit Hotel at The Canyons was approximately 77% sold.

Eastern Properties:  Revenues from sales at our eastern properties in Fiscal 2003 were down $7.9 million from Fiscal 2002 as our projects in the east were almost completely sold out as of the end of Fiscal 2002.

Our real estate segment generated a loss before income taxes of $21.1 million in Fiscal 2003, compared to a loss before income taxes of $85.1 million in Fiscal 2002.  This $64.0 million decrease in loss before income taxes results from the net effect of the following:

(i)	$15.4 million decrease in revenues;
(ii)	$17.9 million decrease in cost of operations;
(iii)	$63.9 million decrease in restructuring and asset impairment charges;
(iv)	$1.8 million increase in real estate interest expense; and
(v)	$0.6 million increase in real estate depreciation.

We incurred restructuring and asset impairment charges for Fiscal 2003 and Fiscal 2002 related to our real estate segment.  The $(0.2) million reversal of restructuring and asset impairment charges during Fiscal 2003 was due to an impairment charge that was subsequently determined not to be needed.

The $63.7 million of restructuring and asset impairment charges during Fiscal 2002 related to our real estate segment is comprised of:

(i)	$38.7 million of impairment charges to record the estimated fair value of the remaining quarter and eighth share inventory at Steamboat and The Canyons;
(ii)	$24.8 million of impairment charges on master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River and Steamboat; and
(iii)	$0.2 million of legal, consulting and financing restructuring costs.

The $1.8 million increase in real estate interest expense during Fiscal 2003 when compared to Fiscal 2002 was primarily due to the increase in the amount of debt outstanding to Fleet and the indebtedness accruing interest at default rates all year.

Recent Trends:  Sales volumes at our Grand Summit properties at Steamboat and The Canyons continue to decrease.  We believe that this is primarily related to the continuing disruptions related to our real estate restructuring efforts, as well as weak economic conditions.

Benefit from income taxes.  The benefit from income taxes was $0 in Fiscal 2002 and Fiscal 2003.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Cumulative effect of a change in accounting principle.  During Fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 applies to goodwill and intangible assts acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  As a result of the adoption of SFAS No. 142, we recorded an impairment charge of $18.7 million, which was recorded as a cumulative effect of a change in accounting principle in the accompanying Fiscal 2002 consolidated statement of operations.

Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.  The dividends on mandatorily redeemable preferred stock increased $4.8 million, from $32.8 million for Fiscal 2002 to $37.6 million for Fiscal 2003.  This increase is attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Fiscal Year Ended July 28, 2002 (Fiscal 2002)
Versus Fiscal Year Ended July 29, 2001 (Fiscal 2001)

Resort Operations:

The components of resort operations for Fiscal 2001 and Fiscal 2002 are as follows.  Both years reflect the operations of Heavenly as discontinued operations due to its sale in May 2002.

			Increase/ (Decrease)
	Fiscal 2001	Fiscal 2002	Dollar	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$119.3	$104.4	$(14.9)	-12.5%
Food and beverage	39.7	35.6	(4.1)	-10.3%
Retail sales	29.8	25.1	(4.7)	-15.8%
Lodging and property	40.8	37.6	(3.2)	-7.8%
Skier development	22.4	20.1	(2.3)	-10.3%
Golf, summer activities and other	23.7	21.0	(2.7)	-11.4%
Total resort revenues	$275.7	$243.8	$(31.9)	-11.6%

Cost of resort operations	$187.7	$167.0	$(20.7)	-11.0%
Marketing, general and administrative	49.0	46.6	(2.4)	-4.9%
Merger, restructuring and asset impairment charges	71.3	47.9	(23.4)	-32.8%
Depreciation and amortization	32.9	25.1	(7.8)	-23.7%
Write-off of deferred financing costs	—	3.3	3.3	N/A
Interest expense	28.7	36.3	7.6	26.5%
Total resort expenses	$369.6	$326.2	$(43.4)	-11.7%

Loss from continuing resort operations	$(93.9)	$(82.4)	$11.5	-12.2%

Total Skier Visits (000’s)	4,430	3,756	(674)	-15.2%
Total resort revenue per skier visit	$62.2	$64.9	$2.7	4.3%

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

Our resort segment produced a $82.4 million operating loss in Fiscal 2002, compared to a $93.9 million operating loss in Fiscal 2001.  This $11.5 million decrease in the operating loss resulted primarily from the following:

(i)	$15.5 million decrease in resort revenues resulting from decreased skier visits;
(ii)	$8.9 million decrease in resort operating expenses;

(iii)	$0.3 million decrease in marketing, general and administrative expenses;
(iv)	$20.1 million decrease in merger, restructuring and asset impairment charges and write-off of deferred financing costs;
(v)	$5.9 million decrease in depreciation:
(vi)	$7.6 million increase in interest expense; and
(vii)	$0.6 million decrease in operating income from Sugarbush, which was sold in September 2001.

We incurred merger, restructuring and asset impairment charges for Fiscal 2002 and Fiscal 2001 related to our resort operations.  The $47.9 million of merger, restructuring and asset impairment charges for Fiscal 2002 includes:

(i)	$25.4 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, recorded in the second quarter of Fiscal 2002;
(ii)	$18.9 million impairment charge on land and the land options at The Canyons;
(iii)	$1.4 million impairment charge on certain corporate and Sunday River fixed assets and an option to purchase undeveloped land at Sunday River;
(iv)	$2.5 million of legal, consulting and financing costs incurred in connection with capital and debt restructuring; and
(v)	$(0.3) million of gain to finalize the sale of the Sugarbush resort.

The $71.3 million of merger, restructuring and asset impairment charges for Fiscal 2001 related to our resort operations includes:

(i)	$50.0 million impairment charge to record the estimated fair value of net assets held for sale at Steamboat, recorded in the fourth quarter of Fiscal 2001;
(ii)	$14.0 million impairment of assets held for sale at Sugarbush resulting from the agreement to sell Sugarbush to Summit Ventures, Inc.;
(iii)	$3.6 million of expenses incurred in connection with the terminated merger with Meristar Hotels and Resorts; and
(iv)	$3.7 million in employee severance and restructuring charges.

Real Estate Operations:

The components of real estate operations are as follows:

			Increase/ (Decrease)
	Fiscal 2001	Fiscal 2002	Dollar	Percent
	(in millions)

Total real estate revenues	$96.9	$28.3	$(68.6)	-70.8%

Cost of real estate operations	93.5	30.1	(63.4)	-67.8%
Merger, restructuring and asset impairment charges	4.7	63.7	59.0	1,255.3%
Depreciation and amortization	2.0	1.1	(0.9)	-45.0%
Interest expense	27.8	18.5	(9.3)	-33.5%
Total real estate expenses	128.0	113.4	(14.6)	-11.4%

Loss from real estate operations	$(31.1)	$(85.1)	$(54.0)	173.6%

Real estate revenues decreased by $68.6 million in Fiscal 2002 compared to Fiscal 2001, from $96.9 million to $28.3 million.  Real estate revenues by project (in millions) are as follows:

	Fiscal 2001	Fiscal 2002	Increase/ (Decrease)
Steamboat Grand	$37.5	$7.1	$(30.4)
The Canyons Grand Summit	21.7	8.5	(13.2)
Sundial Lodge	1.7	—	(1.7)
Eastern properties	12.5	7.9	(4.6)
Land sales	22.2	3.8	(18.4)
Other revenues	1.3	1.0	(0.3)
Total	$96.9	$28.3	$(68.6)

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

Land Sales: During Fiscal 2002, land sales decreased by $18.4 million due to the depressed market for development land.  During Fiscal 2002, land sales were limited to the sale of the Heavenly base parcel in conjunction with the sale of the resort for $2.4 million, land at the Sugarloaf/USA resort for $1.0 million and various smaller sales.

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

Our real estate segment generated a loss before income taxes of $85.1 million in Fiscal 2002, compared to a loss before income taxes of $31.1 million in Fiscal 2001.  This $54.0 million increase in loss before income taxes results from the net effect of the following:

(i)	$68.6 million decrease in real estate revenues;
(ii)	$63.4 million decrease in cost of real estate operations;
(iii)	$59.0 million increase in restructuring and asset impairment charges;
(iv)	$9.3 million decrease in real estate interest expense; and
(v)	$0.9 million decrease in real estate depreciation.

We incurred restructuring and asset impairment charges for Fiscal 2002 and Fiscal 2001 related to our real estate segment.  The $63.7 million of restructuring and asset impairment charges during Fiscal 2002 related to our real estate segment is comprised of:

(i)	$38.7 million impairment charge to record the estimated fair value of the remaining quartershare inventory at Steamboat and The Canyons;
(ii)	$24.8 million impairment charges on master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River and Steamboat;
(iii)	$0.2 million of legal, consulting and financing restructuring costs.

The $4.7 million of restructuring and asset impairment charges during Fiscal 2001 related to our real estate segment is comprised of:

(i)	$2.0 million of asset impairment charges related to undeveloped land at Steamboat ;
(ii)	$1.3 million impairment charge related to the remaining units at the Attitash Grand Summit Hotel project;
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

The cumulative effect of a change in accounting principle of $2.5 million (net of $1.5 million tax provision) in Fiscal 2001 resulted from recording the fair value of non-hedging derivatives in the accompanying balance sheet in connection with our initial adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an Amendment of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133” (collectively, SFAS No. 133 as amended).

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

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretations (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  We adopted FIN No. 45 effective for the interim period ended January 26, 2003.  The adoption of FIN No. 45 did not have an effect on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretations (FIN) No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”.  This Interpretation addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after December 13, 2003.  We adopted FIN No. 46 effective January 27, 2003.  The adoption of FIN No. 46 did not have an effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective July 28, 2003.  As a result of adopting SFAS No. 150, approximately $298.7 million will be reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004.  This represents the book value of all of the classes of preferred stock.  In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock.

Item 7A
Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments do not subject us to material market risk exposures, except for risks related to interest rate fluctuations.  As of July 27, 2003, we had $126.3 million in floating interest rate long-term debt outstanding, including current portion.  As of July 27, 2003, we did not have any interest rate swap agreements in place which swapped variable interest rate borrowings to fixed interest rate borrowings.

The following sensitivity analysis presents the proforma impact on Fiscal 2003 annual interest expense resulting from a hypothetical 100 basis point increase in the U.S. Prime lending rate on each of our floating interest rate debt instruments (in thousands).

Variable Rate Debt (principal only)	Balance Outstanding as of July 27, 2003	Average Balance Outstanding in FY 2003	Hypothetical Change in Rate Index	Effect on Interest Expense

Resort Senior Credit Facility	$77,779	$58,508	1.0%	$585
Real Estate Term Facility, Tranche A	16,800	16,800	1.0%	168
Resort Properties Textron facility	31,718	33,631	1.0%	336
Total variable rate debt	$126,297	$108,939	1.0%	$1,089

We believe that the hypothetical effects of a 100-basis point increase in the floating interest rates associated with our debt instruments would not be significant to our results of operations and cash flows.  The balance outstanding as of July 27, 2003 for Real Estate Term Facility Tranche A does not include approximately $2.7 million of accrued and unpaid interest.

Item 8

Financial Statements and Supplementary Data

Selected Quarterly Operating Results

The following table presents certain unaudited quarterly financial information for the eight quarters ended July 27, 2003.  In the opinion of our management, this information has been prepared on the same basis as the annual consolidated financial statements (See Item 17 – Exhibits, Financial Statement Schedules and Reports on Form 8-K) appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein.  Results of operations for any quarters are not necessarily indicative of results that may be achieved for any future period.  Fiscal 2002 information includes the restatement of Heavenly to discontinued operations as previously reported in the Form 10-K for the fiscal year ended July 28, 2002 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003:
Net revenues	$20,625	$100,286	$127,743	$15,882
Income (loss) from operations	(17,900)	4,593	34,362	(18,065)
Income (loss) before cumulative effect of change in accounting principle	(30,174)	(7,449)	22,538	(29,289)
Net income (loss) available to common shareholders	(39,105)	(16,692)	12,971	(39,192)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.41	$(1.24)
Weighted average common shares outstanding	31,724	31,724	31,724	31,725

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.18	$(1.24)
Weighted average common shares outstanding	31,724	31,724	73,213	31,725

Fiscal 2002:
Net revenues	$20,113	$100,066	$131,641	$20,296
Income (loss) from operations	(21,344)	(23,692)	36,848	(104,638)
Income (loss) before cumulative effect of change in accounting principle	(39,205)	(35,433)	34,485	(115,108)
Income (loss) from discontinued operations	(2,727)	2,523	9,853	2,668
Net income (loss) available to common shareholders	(65,549)	(43,699)	26,180	(123,642)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.82	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.82	$(3.90)
Weighted average common shares outstanding	31,344	31,718	31,718	31,719

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.39	$(3.90)
Income (loss) available to common shareholders before cumulative effect of changes in accounting principles	$(1.49)	$(1.38)	$0.39	$(3.90)
Weighted average common shares outstanding	31,344	31,718	65,347	31,719

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

(a)                                Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made to known to them, particularly during the period in which this report was being prepared.

(b)                               Changes in internal controls.  No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended July 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART III

Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13, 15 and 16) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 25, 2003.  Item 14 is not applicable for Fiscal 2003.

PART IV

Item 17

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

4.37

Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 30, 2000).

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

4.40

$91,500,000 Credit Agreement dates as of February 14, 2003 among American Skiing Company, certain of its subsidiaries as borrowers, the lenders from time to time party thereto, and General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date of February 14, 2003).

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

10.23	Lease/Option dated October 12, 2003, between John Blake and L.B.O. Holding, Inc.

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

10.36

Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of July 31, 2001 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the year ended July 28, 2002).

10.37

Executive Employment Agreement between the Registrant and Helen E. Wallace dated as of November 7, 2002 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 28, 2002).

10.38	Employment Letter between the Registrant and Franklin Carey dated July 21, 2003.

10.39	The Canyons Resort Village Management Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.40

Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.41	American Skiing Company Phantom Equity Plan dated as of December 1, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended July 28, 2002).

10.42	Form of Phantom Equity Plan Grant Agreement (Five Year Vesting Schedule) (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended July 28, 2002).

10.43	Form of Phantom Equity Plan Grant Agreement (Four Year Vesting Schedule) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended July 28, 2002).

22.1	Subsidiaries of the Company.

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on Form 8-K.

The Company filed a report on Form 8-K on June 13, 2003 announcing its results for the 13 and 39 weeks ended April 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company
Date: October 27, 2003

	By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 27th day of October, 2003.

By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Helen E. Wallace
Helen E. Wallace
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

By:	/s/ Leslie B. Otten
Leslie B. Otten, Director

By:	/s/ Gordon M. Gillies
Gordon M. Gillies, Director

By:	/s/ David Hawkes
David Hawkes, Director

By:	/s/ Edward V. Dardani
Edward V. Dardani, Director

By:	/s/ Steven Gruber
Steven Gruber, Director

By:	/s/ J. Taylor Crandall
J. Taylor Crandall, Director

By:	/s/ William Janes
William Janes, Director

By:
Paul Wachter, Director

By:	/s/ Alexandra Hess
Alexandra Hess, Director

By:	/s/ Robert Branson
Robert Branson, Director

By:	/s/ William J. Fair
William J. Fair, Director

Independent Auditors’ Report

To the Board of Directors and Shareholders of

American Skiing Company:

We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 27, 2003 and July 28, 2002 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended July 27, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Skiing Company and subsidiaries as of July 27, 2003 and July 28, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended July 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, in the fiscal year ended July 28, 2002 and as a result changed its method for accounting for goodwill and intangible assets.

//KPMG LLP//

Salt Lake City, Utah

October 6, 2003

American Skiing Company

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	July 28, 2002	July 27, 2003
Assets
Current assets
Cash and cash equivalents	$6,924	$6,596
Restricted cash	2,925	3,829
Accounts receivable, net of allowance for doubtful accounts of $1,226 and $1,161, respectively	9,818	5,862
Inventory	4,057	3,653
Prepaid expenses	4,264	3,326
Deferred income taxes	6,167	7,300
Other current assets	—	978
Total current assets	34,155	31,544

Property and equipment, net	397,991	372,926
Real estate developed for sale	50,878	48,234
Intangible assets, net	7,115	7,058
Deferred financing costs, net	8,561	6,705
Other assets	23,293	8,838
Total assets	$521,993	$475,305

Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Current portion of long-term debt (Note 5)	$103,495	$138,610
Current portion of subordinated notes and debentures (Note 8)	1,074	1,466
Accounts payable and other current liabilities	52,182	53,058
Deposits and deferred revenue	8,533	9,723
Total current liabilities	165,284	202,857

Long-term debt, excluding current portion (Note 5)	76,855	60,178
Subordinated notes and debentures, excluding current portion (Note 8)	139,617	140,095
Other long-term liabilities	28,320	3,471
Deferred income taxes	6,167	7,300
Total liabilities	416,243	413,901
Commitments and contingencies (Note 18)

Mandatorily Redeemable Convertible 10½% Series A Preferred Stock par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including cumulative dividends in arrears (redemption value of $60,032 and $66,663, respectively)	60,032	66,663
Mandatorily Redeemable 8½% Series B Preferred Stock 150,000 shares authorized, issued and outstanding (redemption value of $0)	—	—
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock par value of $0.01 per share; 40,000 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $44,532 and $50,105, respectively)	43,884	49,520
Mandatorily Redeemable 15% nonvoting Series C-2 Preferred Stock par value of $0.01 per share; 139,453 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $159,404 and $184,621, respectively)	157,139	182,516
Mandatorily Redeemable nonvoting Series D Participating Preferred Stock 5,000 shares authorized, no shares issued or outstanding	—	—

Shareholders’ Equity (Deficit)
Common stock, Class A, par value $.01 per share; 15,000,000 shares authorized; 14,760,530 issued and outstanding	148	148
Common stock, par value of $.01 per share; 100,000,000 shares authorized; 16,963,611 and 16,977,653 issued and outstanding, respectively	170	170
Additional paid-in capital	277,422	277,450
Accumulated deficit	(433,045)	(515,063)
Total shareholders’ equity (deficit)	(155,305)	(237,295)
Total liabilities, mandatorily redeemable preferred stock and shareholders’ equity (deficit)	$521,993	$475,305

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	July 29, 2001	July 28, 2002	July 27, 2003
Net revenues:
Resort	$275,686	$243,842	$251,638
Real estate	96,864	28,274	12,898
Total net revenues	372,550	272,116	264,536

Operating expenses:
Resort	187,715	166,968	168,010
Real estate	93,422	30,091	12,166
Marketing, general and administrative	49,011	46,699	49,645
Merger, restructuring and asset impairment charges	76,015	111,608	1,451
Depreciation and amortization	34,941	26,238	27,513
Write-off of deferred financing costs	—	3,338	2,761
Total operating expenses	441,104	384,942	261,546

Income (loss) from operations	(68,554)	(112,826)	2,990

Interest expense, net	56,472	54,752	47,364

Loss from continuing operations before benefit from income taxes and cumulative effects of change in accounting principle	(125,026)	(167,578)	(44,374)

Benefit from income taxes	—	—	—

Loss from continuing operations before cumulative effects of change in accounting principle	(125,026)	(167,578)	(44,374)

Income from discontinued operations of Heavenly resort	4,302	12,317	—

Loss before cumulative effects of change in accounting principle	(120,724)	(155,261)	(44,374)

Cumulative effects of change in accounting principle (net of income taxes of $1,538 and $0, respectively)	2,509	(18,658)	—

Net loss	(118,215)	(173,919)	(44,374)

Accretion of discount and dividends on mandatorily redeemable preferred stock	(23,357)	(32,791)	(37,644)

Net loss available to common shareholders	$(141,572)	$(206,710)	(82,018)

Basic and diluted net loss per share:
Loss from continuing operations before cumulative effects of change in accounting principle	$(4.86)	$(6.34)	(2.59)
Income from discontinued operations, net of taxes	0.14	0.39	—
Cumulative effects of change in accounting principle, net of taxes	0.08	(0.59)	—
Net loss available to common shareholders	$(4.64)	$(6.54)	(2.59)
Weighted average common shares outstanding	30,525	31,628	31,724

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Class A Common stock		Common stock		Additional Paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance as of July 30, 2000	14,760,530	$148	15,708,633	$157	$269,955	$(84,763)	$185,497
Exercise of Common Stock options	—	—	248,960	3	495	—	498
Amortization of deferred compensation	—	—	—	—	387	—	387
Other paid-in capital	—	—	—	—	16	—	16
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(23,357)	(23,357)
Net loss	—	—	—	—	—	(118,215)	(118,215)
Balance as of July 29, 2001	14,760,530	148	15,957,593	160	270,853	(226,335)	44,826
Exercise of Common Stock options	—	—	6,018	—	12	—	12
Amortization of deferred compensation	—	—	—	—	69	—	69
Issuance of Common Stock	—	—	1,000,000	10	990	—	1,000
Extinguishment of warrants in connection with recapitalization	—	—	—	—	5,501	—	5,501
Other paid-in capital	—	—	—	—	(3)	—	(3)
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(32,791)	(32,791)
Net loss	—	—	—	—	—	(173,919)	(173,919)
Balance as of July 28, 2002	14,760,530	148	16,963,611	170	277,422	(433,045)	(155,305)
Exercise of Common Stock options	—	—	14,042	—	28	—	28
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(37,644)	(37,644)
Net loss	—	—	—	—	—	(44,374)	(44,374)
Balance as of July 27, 2003	14,760,530	$148	16,977,653	$170	$277,450	$(515,063)	$(237,295)

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	July 29, 2001	July 28, 2002	July 27, 2003
Cash flows from operating activities
Net loss	$(118,215)	$(173,919)	$(44,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43,896	32,962	27,513
Amortization of deferred financing costs	3,100	4,608	3,116
Amortization of discount on convertible debt	992	1,436	1,433
Non-cash interest on junior subordinated notes	—	1,283	1,554
Deferred income taxes	1,366	—	—
Stock compensation charge	387	69	—
Write-off of deferred financing costs	—	3,338	2,761
Cumulative effects of change in accounting principle	(4,047)	18,658	—
(Gain) loss from sale / impairment of assets, net	66,746	115,264	(499)
Decrease (increase) in assets:
Restricted cash	6,052	(1,553)	(904)
Accounts receivable, net	(7,539)	5,897	3,956
Inventory	621	2,853	404
Prepaid expenses	2,757	1,071	938
Real estate developed for sale	48,639	19,901	5,709
Other assets	(3,988)	(6,991)	13,177
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	(1,375)	(21,741)	876
Deposits and deferred revenue	(2,583)	(4,814)	1,190
Other long-term liabilities	7,767	586	(24,849)
Net cash (used in) provided by operating activities	44,576	(1,092)	(7,999)

Cash flows from investing activities
Payments for purchases of businesses, net of cash acquired	(171)	—	—
Capital expenditures	(23,842)	(7,531)	(7,084)
Proceeds from sale of assets	623	102,214	2,426
Net cash (used in) provided by investing activities	(23,390)	94,683	(4,658)

Cash flows from financing activities
Proceeds from Resort Senior Credit Facility	139,122	106,913	143,801
Repayment of Resort Senior Credit Facility	(114,310)	(190,141)	(124,679)
Proceeds from long-term debt	—	26,500	—
Repayment of long-term debt	(7,149)	(26,660)	(5,656)
Proceeds from real estate debt	29,905	19,803	9,715
Repayment of real estate debt	(60,787)	(35,478)	(6,860)
Payment of deferred financing costs	(8,968)	(206)	(4,020)
Proceeds from issuance of common stock	—	1,000	—
Proceeds from issuance of warrants	2,000	—	—
Proceeds from exercise of stock options	498	12	28
Other, net	10	(2)	—
Net cash (used in) provided by financing activities	(19,679)	(98,259)	12,329
Net (decrease) increase in cash and cash equivalents	1,507	(4,668)	(328)
Cash and cash equivalents, beginning of year	10,085	11,592	6,924
Cash and cash equivalents, end of year	$11,592	$6,924	$6,596

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,385	$54,499	$42,970
Cash paid (refunded) for income taxes, net	(37)	100	(15)

Supplemental schedule of noncash investing and financing activities:
Non-cash transfer of real estate developed for sale to property and equipment	$26,904	$—	$—
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	23,357	32,791	37,644

The accompanying notes are an integral part of these consolidated financial statements

American Skiing Company

Notes to Consolidated Financial Statements

1.             Business Environment and Management’s Plans

Existing Situation

American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) have adopted a comprehensive strategic plan designed to improve financial performance and address the issues resulting from its significant debt levels and lack of liquidity.  The Company’s real estate development subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties) is in default under its senior credit facility (Real Estate Term Facility) with Fleet National Bank (Fleet) and certain other lenders.  These lenders have notified Resort Properties that they have accelerated the due date for all principal and interest to be due and payable immediately (see Note 7).  In addition, Resort Properties’ hotel development subsidiary, Grand Summit Resort Properties, Inc. (Grand Summit) is also in default under its senior construction loan facility (Senior Construction Loan Facility) with Textron Financial Corporation (Textron) and certain other lenders (see Note 7).  As a result, Grand Summit’s subordinated construction loan (Subordinated Construction Loan) with Textron is also in default.  The Company was required to redeem its Mandatorily Redeemable Convertible 10½% Series A Preferred Stock (Series A Preferred Stock) on November 12, 2002, to the extent that the Company had funds legally available for such redemption.  The Series A Preferred Stock was not redeemed on November 12, 2002 (see Note 9).

Comprehensive Strategic Plan

The Company has undertaken a number of initiatives to improve its financial condition and ongoing operations.  These initiatives include the following key components:

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

Management has completed several components of this plan, including restructuring certain of the Company’s most significant credit agreements, obtaining an additional capital infusion from Oak Hill Capital Partners, L.P., and certain related entities (Oak Hill) sale of the Heavenly and Sugarbush resorts, implementation of a staff reorganization plan to improve operational efficiencies and strategic redeployment of management.  The ultimate success of this comprehensive strategic plan is dependent on the execution of the remaining plan element, successfully restructuring the Real Estate Term Facility, Senior Construction Loan Facility, and Subordinated Construction Loan.

Actions in Progress

On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period.  Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

The Senior Construction Loan Facility was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance to required levels as defined under the terms of the agreement.  As a result, Grand Summit’s Subordinated Construction Loan is also in default.  We have not yet been advised by the lenders under the Senior Construction Loan and the Subordinated Construction Loan whether they intend to accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default.

There is no assurance that negotiations will be successfully completed, or that the terms under which the payment defaults pending under the Real Estate Term Facility, Senior Construction Loan, and Subordinated Construction Loan may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company’s developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company’s real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory and the land at the Sunday River resort do not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $0.6 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies.  As of July 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.0 million.  This collateral includes $80.3 million of Grand Summit assets pledged under the Company’s $41.7 million real estate Senior Construction Loan and the Subordinated Construction Loan (collectively the “Construction Loan Facility”).

2.             Basis of Presentation

ASC is organized as a holding company and operates through various subsidiaries. The Company owns and operates resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops and other related companies.  The Company operates in two business segments, ski resort operations and mountainside real estate development (see Note 16).  ASC owned and operated the following ski resorts during Fiscal 2003: Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat Ski & Resort Corporation (Steamboat) in Colorado. During Fiscal 2002, ASC owned and operated Heavenly Valley Ski & Resort Corporation (Heavenly) in California/Nevada, which was sold in May 2002.  During Fiscal 2001, ASC also owned and operated the Sugarbush resort in Vermont, which was sold in September 2001. The results of Heavenly’s operations have been reflected as discontinued operations for Fiscal 2001 and Fiscal 2002.  The Company conducts its real estate development operations through its wholly owned subsidiary, Resort Properties, and Resort Properties’ subsidiaries, including Grand Summit and Canyons Resort Properties, Inc.

3.             Summary of Significant Accounting Principles

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Skiing Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods ended July 29, 2001, July 28, 2002 and July 27, 2003 (Fiscal 2001, Fiscal 2002 and Fiscal 2003, respectively) each consisted of fifty-two weeks.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.  Cash equivalents totaled approximately $2.1 million and $1.4 million as of July 28, 2002 and July 27, 2003, respectively.

Restricted Cash

Restricted cash consists of deposits received and held in escrow related to pre-sales of real estate developed for sale, guest advance deposits for lodging reservations, and cash held in cash collateral accounts by lenders on behalf of the real estate companies.  The cash becomes available to the Company when the real estate units are sold,  the lodging services are provided, or upon approval of expenditures by lenders.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists primarily of retail goods, food and beverage products.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation relating to its resort operating assets during the second and third quarters of the Company’s fiscal year.

Real Estate Developed for Sale

The Company capitalizes as real estate developed for sale the original acquisition cost of land, direct construction and development costs, property taxes, interest incurred on costs related to real estate under development, and other related costs (engineering, surveying, landscaping, etc.) until the property has been developed to the point it is ready for sale.  The cost of sales for individual parcels of real estate or quarter and eighth share units within a project is determined using the relative sales value method.  Selling costs are charged to expense in the period in which the related revenue is recognized.

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

As of July 28, 2002 and July 27, 2003, acquired intangible assets (other than goodwill) relate entirely to the resort segment and consist of the following (in thousands):

	July 28, 2002	July 27, 2003
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(231)	(288)
	1,622	1,565

Indefinite-lived Intangible Assets:
Trade names	170	170
Water rights	5,323	5,323
Intangible Assets, net	$7,115	$7,058

Amortization expense related to goodwill and other intangible assets was approximately $2.4 million, $58,000, and $58,000 for Fiscal 2001, Fiscal 2002, and Fiscal 2003, respectively.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Had SFAS No. 142 been adopted prior to Fiscal 2002, loss before cumulative effects of changes in accounting principles and net loss available to common shareholders for Fiscal 2001 would have been the pro forma amount indicated below (dollar amounts in thousands):

Fiscal Years Ended	Fiscal 2001
Loss before cumulative effects of change in accounting principle
As reported	$(120,724)
Pro forma	(118,256)

Net loss available to common shareholders
As reported	$(141,572)
Pro forma	(139,104)

Net loss per share available to common shareholders
As reported	$(4.64)
Pro forma	(4.56)

Deferred Financing Costs

Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization.  Amortization is calculated on a straight-line basis over the respective original lives of the applicable issues. Amortization calculated on a straight-line basis is not materially different from amortization that would have resulted from using the effective interest method.  As of July 28, 2002 and July 27, 2003, deferred financing costs were $8.6 million and $6.7 million, respectively, net of accumulated amortization.  Amortization expense related to deferred financing costs, included in interest expense, was $3.1 million, $4.6 million and $3.1 million for Fiscal 2001, Fiscal 2002, and Fiscal 2003, respectively.  In connection with the early extinguishment of debt in Fiscal 2002 and Fiscal 2003, the Company recorded a write-off of deferred financing costs of approximately $3.3 million and $2.8 million, respectively, in the accompanying consolidated statements of operations.

Long-Lived Assets

On July 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets, such as property and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Prior to the adoption of SFAS No. 144, the Company accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  During Fiscal 2002, the Company completed the sale of its Sugarbush resort (see Note 19) and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to the Company’s adoption of SFAS No. 144.

Revenue Recognition

Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase.  Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the Company’s second and third quarters of its fiscal year.  The Company’s remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investments are adequate to demonstrate a commitment to pay for the property and no continuing involvement exists.  Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Interest

Interest is expensed as incurred except when it is capitalized in connection with significant capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying actual interest rates to the borrowings required to finance the construction.  During Fiscal 2001, 2002, and 2003, the Company incurred total interest costs of $56.5 million, $54.8 million, and $47.4 million, respectively, of which $2.1 million, $0 million, and $0 million, respectively, have been capitalized to property and equipment and real estate developed for sale.

Employee Savings Plan

The Company has a 401(k) plan that allows non-highly compensated employees, as defined, to defer up to 100% of their income up to a maximum annual deferral of $12,000 if they are under 50 years old or $14,000 if they are 50 years or older as prescribed by the Internal Revenue Service and provides for the matching of participant contributions at the Company’s discretion.  For highly-compensated employees, as defined, the plan allows employees to defer up to 7.5% of their income.  The Company’s matching contributions to the 401(k) plan for Fiscal 2001, 2002, and 2003 were approximately $387,000, $307,000, and $267,000, respectively.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  As of July 28, 2002 and July 27, 2003, advertising costs of approximately $0.2 million and $0.2 million, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheets.  Advertising expense for Fiscal 2001, 2002, and 2003 was approximately $7.9 million, $6.8 million, and $7.1 million, respectively.

Seasonality

The Company’s revenues are highly seasonal in nature.  For Fiscal 2003, we realized approximately 87% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenue and approximately 21% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in Fiscal 2003.  In addition, the Company’s resorts typically experience operating losses and negative cash flows for the period from May through November.

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

Earnings Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock (such as Mandatorily Redeemable Preferred Stock) were exercised or converted into common stock.  In periods where losses are recorded, potentially dilutive securities would decrease the loss per share and therefore are not added to the weighted average shares outstanding.  For Fiscal 2001, 2002, and 2003, basic and diluted net loss per share are as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
	(in thousands, except per share amounts)
Loss
Loss from continuing operations before cumulative effect of change in accounting principle	$(125,026)	$(167,578)	$(44,374)
Income from discontinued operations, net of tax	4,302	12,317	—
Accretion of discount and dividends on mandatorily redeemable preferred stock	(23,357)	(32,791)	(37,644)
Loss before cumulative effect of change in accounting principle accounting change	(144,081)	(188,052)	(82,018)
Cumulative effect of change in accounting principle, net of tax	2,509	(18,658)	—
Net loss available to common shareholders	$(141,572)	$(206,710)	$(82,018)

Shares
Total weighted average common shares outstanding (basic And diluted)	30,525	31,628	31,724

Basic and diluted loss per common share
Loss from continuing operations before cumulative effect of change in accounting principle	$(4.86)	$(6.34)	$(2.59)
Income from discontinued operations, net of taxes	0.14	0.39	—
Cumulative effect of change in accounting principle, net of taxes	0.08	(0.59)	—
Net loss available to common shareholders	$(4.64)	$(6.54)	$(2.59)

The Company had outstanding 186,626, 76,626 and 76,626 shares of convertible preferred stock as of July 29, 2001, July 28, 2002, and July 27, 2003, respectively.  These shares are convertible into shares of the Company’s common stock (see Note 9).  If converted at their liquidation preferences as of July 29, 2001, July 28, 2002, and July 27, 2003, these convertible preferred shares would convert into 37,701,670, 39,136,243 and 43,950,901 shares of common stock, respectively.  However, the common stock shares into which these securities are convertible have not been included in the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.  The Company also has 4,590,297, 4,226,579 and 3,821,187 options outstanding to purchase shares of its common stock under the Company’s stock option plan as of July 29, 2001, July 28, 2002, and July 27, 2003, respectively.  These shares are also excluded from the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.

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

Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee.  The status of the Company’s stock option plan is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 30, 2000	4,043,319	$4.24
Granted	1,235,000	2.58
Exercised	(248,960)	2.00
Forfeited	(439,062)	4.26
Outstanding as of July 29, 2001	4,590,297	3.91
Granted	—	—
Exercised	(6,018)	2.00
Forfeited	(357,700)	1.94
Outstanding as of July 28, 2002	4,226,579	4.08
Granted	—	—
Exercised	(14,042)	2.00
Forfeited	(391,350)	2.46
Outstanding as of July 27, 2003	3,821,187	$4.25

During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant.  Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share.  Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.2 million in tax bonus payments made through July 27, 2003 in connection with options exercised.  The remaining $0.6 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of July 27, 2003.  The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years.  For Fiscal 2001, Fiscal 2002, and Fiscal 2003, the Company recognized $0.4 million, $0.1 million and $0 million, respectively, of stock compensation expense relating to these options.

The following table summarizes information about the stock options outstanding under the Stock Plan as of July 27, 2003:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 0.72	25,000	7.9	$0.72	25,000	$0.72
1.75 – 2.50	1,420,337	6.6	2.11	1,357,003	2.11
3.00 – 4.00	1,449,250	6.6	3.17	1,212,750	3.21
7.00 – 8.75	735,750	5.2	7.19	694,850	7.20
14.19 – 18.00	190,850	4.2	17.55	190,850	17.55
	3,821,187	6.2	$4.25	3,480,453	$4.35

The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123” (SFAS No. 148).  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure-only provisions of SFAS No. 148.  Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plan, consistent with the provisions of SFAS No. 148, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

Fiscal Years Ended	2001	2002	2003
Net loss available to common shareholders
As reported	$(141,572)	$(206,710)	$(82,018)
Stock-based employee compensation expense included in reported net loss, net of tax	369	88	—
Stock-based employee compensation determined under fair-value method for all awards, net of tax	(3,222)	(1,346)	(502)
Pro forma	$(144,425)	$(207,968)	$(82,520)
Basic and diluted net loss per common share
As reported	$(4.64)	$(6.54)	$(2.59)
Pro forma	(4.73)	(6.58)	(2.60)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Years Ended	2001	2002	2003
Expected life	10 yrs	N/A	N/A
Risk-free interest rate	5.9%	N/A	N/A
Volatility	73.9%	N/A	N/A
Dividend yield	—	—	—

The weighted average grant date fair value for the options granted in Fiscal 2001 with an exercise price of $0.72 to $4.00 per share was $1.65 per share.

Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company’s resort and real estate senior credit facilities and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 27, 2003.  The fair value of the Company’s subordinated notes and interest rate swap agreements have been estimated using quoted market values. The fair value of the Company’s other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

The estimated fair values of the Senior Subordinated Notes, Convertible Subordinated Notes, other subordinated debentures and interest rate swap agreements as of July 28, 2002 and July 27, 2003 are presented below (in thousands):

	July 28, 2002		July 27, 2003
	Carrying Amount	Fair value	Carrying Amount	Fair Value
12% Senior Subordinated Notes	$118,160	$84,000	$118,549	$90,000
11.3025% Convertible Subordinated Notes	13,783	14,715	15,337	15,904
Other subordinated debentures	8,748	8,118	7,674	7,037
Interest rate swap agreements (asset)	17,631	17,631	—	—
Interest rate swap agreements (liability)	25,314	25,314	—	—

Derivative Financial Instruments

All derivatives are recognized on the balance sheet at their fair values.  On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  During Fiscal 2003, the Company terminated its existing interest rate swap agreements in connection with the refinancing of its Resort Senior Credit Facility (see Note 6).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements and related notes have been reclassified to conform to the Fiscal 2003 presentation.

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN No. 45 effective for the interim period ended January 26, 2003.  The adoption of FIN No. 45 did not have an effect on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”.  This Interpretation addresses consolidation and reporting by business enterprises of variable interest entities.  All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after December 13,

2003.  The Company adopted FIN No. 46 effective January 27, 2003.  The adoption of FIN No. 46 did not have an effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective July 28, 2003.  As a result of adopting SFAS No. 150, approximately $298.7 million will be reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004.  This represents the book value of all of the classes of preferred stock.  In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock.

4.                                      Property and Equipment

Property and equipment consists of the following (in thousands):

	July 28, 2002	July 27, 2003
Buildings and grounds	$188,968	$188,379
Machinery and equipment	135,130	122,993
Lifts and lift lines	125,922	124,880
Trails	23,315	25,454
Land improvements	9,294	9,579
	482,629	471,285
Less: accumulated depreciation and amortization	167,626	176,078
	315,003	295,207

Land	80,485	75,923
Construction-in-progress	2,503	1,796
Property and equipment, net	$397,991	$372,926

Property and equipment includes approximately $31.6 million and $31.2 million of machinery and equipment and lifts held under capital lease obligations as of July 28, 2002 and July 27, 2003, respectively.  As of July 28, 2002 and July 27, 2003, related accumulated amortization on property and equipment held under capital lease obligations was approximately $9.2 million and $10.8 million, respectively.  Total depreciation and amortization expense relating to all property and equipment was $32.3 million, $26.7 million, and $27.2 million for Fiscal 2001, Fiscal 2002, and Fiscal 2003, respectively.

5.                                      Long-Term Debt

Long-term debt consists of (dollar amounts in thousands):

	July 28, 2002	July 27, 2003
Resort Senior Credit Facility (see Notes 1 and 6)	$58,657	$77,779

Real Estate Term Facility (see Notes 1 and 7)	58,191	64,187

Real estate construction loan facility with a face value of $110,000 (see Notes 1 and 7)	36,555	31,718

Real estate construction loan facility with a face value of $10,000 to provide liquidity for the hotel development subsidiary and for completion of the Steamboat Grand Hotel (see Note 7)	5,474	9,965

Real estate mortgage note payable with a face value of $2,427 secured by an employee housing complex at the Company’s Steamboat resort. The note is on a 15 - year amortization schedule, maturing in February 2005 and principal and interest are payable monthly. The interest rate is reset on January 1 of each year to the prime rate of the lending institution.	2,231	2,097

Note payable with a face value of $2,250. The note bears interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term. The principal is due in full in December 2012.	2,250	2,250

Real estate note payable to general contractor with a face value of $3,878 secured by quarter and eighth share inventory at the Company’s Steamboat resort. The note was payable from time to time upon the sale of quarter and eighth share units with the entire unpaid principal and any interest accrued due on March 31, 2002. The note is currently in default and bears interest at a default rate of 18% per annum.	2,055	370

Note payable with a face value of $1,600. Interest is payable monthly beginning January 1998 for a 30-year term. The interest rate is 7% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55% per annum for the final 10 years. The principal is due in full in December 2027.	1,600	1,600

Obligations under capital leases	13,063	8,532
Other notes payable	274	290
	180,350	198,788
Less: current portion	103,495	138,610
Long-term debt, excluding current portion	$76,855	$60,178

The carrying values of the above debt instruments approximate their fair values in all material respects, determined by discounting future cash flows at current market interest rates as of July 27, 2003.  As of July 27, 2003, the Company had letters of credit outstanding totaling approximately $4.1 million within the credit facility and $0.5 million issued outside the facility that is collateralized with cash.

Long-term debt and subordinated notes and debentures (see Note 8) mature as follows (in thousands):

	Long-term debt	Subordinated notes and debentures	Total Debt
2004	$139,340	$1,466	$140,806
2005	9,594	—	9,594
2006	47,060	120,000	167,060
2007	124	—	124
2008	—	15,337	15,337
2009 and thereafter	3,850	6,208	10,058
Interest related to capital lease obligations (rates ranging from 5.0% to 12.2%)	(1,180)	—	(1,180)
Debt discount	—	(1,450)	(1,450)
	198,788	141,561	340,349
Less current portion	138,610	1,466	140,076
Non-current portion of long-term debt	$86,799	$140,095	$200,273

6.             Resort Senior Credit Facility

The Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan).  The Resort Senior Credit Facility replaced the Company’s prior resort senior credit facility and is secured by substantially all the assets of the Company (except for the stock of its real estate subsidiary) and the assets of its resort operating subsidiaries.  Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility.  The Resort Senior Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.

•                  Tranche A Term Loan -  $25.0 million borrowed on the funding date of February 18, 2003.

•                  Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

•                  Tranche B Term Loan -  $20.0 million borrowed on the funding date of February 18, 2003.

The Revolving Credit Facility, Tranche A Term Loan and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25% payable monthly (7.25% as of July 27, 2003).  The Supplemental Term Loan also required a principal payment of approximately $342,000 on July 15, 2003, and requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0% payable monthly with an interest rate floor of 12.25% (12.25% as of July 27, 2003).  The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company’s capital expenditures and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The Resort Senior Credit Facility also restricts the Company’s ability to pay cash dividends on or redeem its common and preferred stock.  The Company was in compliance with all covenants related to the Resort Senior Credit Facility through July 27, 2003.

The prior resort senior credit facility was repaid in full on February 18, 2003.  As of July 27, 2003, the Company had $26.6 million, $25.0 million, $6.2 million and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of July 27, 2003, the Company had $9.3 million available for future borrowings under the Revolving Credit Facility.  As of July 27, 2003, the Company had $4.1 million of L/C’s issued under the Resort Senior Credit Facility.

In conjunction with the restructuring of the prior resort senior credit facility during Fiscal 2002, the Company expensed a pro-rata portion of its existing deferred financing costs in the amount of $3.3 million.  In connection  with the refinancing of the prior resort senior credit facility during Fiscal 2003, the Company expensed its remaining deferred financing costs associated with this facility in the amount of $2.8 million.  These amounts are reflected in the accompanying consolidated statements of operations as a write-off of deferred financing costs.

7.             Real Estate Term Facility and Construction Loan Facility

Real Estate Term Facility

On July 31, 2000, the Company entered into a Second Amended and Restated Credit Agreement between Resort Properties, Fleet and the lenders party thereto (the Real Estate Term Facility).  This fully syndicated $73 million facility replaced Resort Properties’ previous un-syndicated $58 million real estate development term loan facility. The Real Estate Term Facility is collateralized by security interests in, and mortgages on, substantially all of Resort Properties’ assets, which primarily consist of undeveloped real property and the stock of its real estate development subsidiaries (including Grand Summit).  Effective May 20, 2002, Resort Properties defaulted on the Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million.  As a result, all indebtedness under this facility is currently due and payable.  The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

•

Tranche A is a revolving facility with a current maximum principal amount of $17.0 million and bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0%, payable monthly in arrears.  As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (10.0% as of July 27, 2003).  Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels.  Prior to the default, the remaining principal was scheduled to be paid on June 30, 2003.

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

•

Tranche C is a term loan facility that has a maximum principal amount of $12 million, bears interest at an effective rate of 29% per annum and, prior to the default, was scheduled to mature on December 31, 2005.  As a result of the default, the default interest rate on Tranche C is 29%.  Interest accrues and is added to the principal balance of Tranche C and is compounded semiannually.

On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility.  Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.  On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility.  On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement.  Management’s ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties’ real estate development assets.  The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties.  The facility remains in default pending completion of these negotiations.

There is no assurance that negotiations will be successfully completed, or that the terms under which the payment defaults pending under the Real Estate Term Facility may be resolved, if at all.  Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company’s developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company’s real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility.  The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders.  The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility.  Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties’ name held at Fleet in the amount of approximately $0.6 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company’s hotel development subsidiary, Grand Summit), and other customary secured creditor remedies.  As of July 27, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $117.0 million.  This collateral includes $80.3 million of Grand Summit assets pledged under the Company’s real estate Construction Loan Facility.

As of July 27, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $19.5 million, $38.1 million, and $21.4 million, respectively.  As of July 27, 2003, the unamortized original issue discount on Tranche C was approximately $2.5 million.

Tranche C of the Real Estate Term Facility was purchased by Oak Hill and its associates.  In connection with this investment, the Company entered into a Securities Purchase Agreement with Oak Hill, dated July 31, 2000, pursuant to which the Company agreed to either (i) issue warrants to Oak Hill for 6,000,000 shares of ASC common stock with an exercise price of $2.50 per share or if certain conditions could not be met by ASC; (ii) issue to Oak Hill common stock in Resort Properties representing approximately 15% of the voting interest in Resort Properties.  The purchase price of the warrants (or the Resort Properties common stock) was $2 million.  Under the terms of the agreement, net share settlement was required.  The transaction was accounted for as debt issued with detachable warrants under Accounting Principles Board Opinion (APB) No. 14.  APB No. 14 requires that the portion of the proceeds allocable to the warrants should be accounted for as paid-in capital.  The allocation was based on the relative fair values of the two securities at the time of issuance.  Upon execution of the transaction, ASC recorded a $7.7 million long-term liability which represented the fair value of ASC’s obligation to issue the warrants (or the Resort Properties common stock).  As part of the July 15, 2001 securities purchase agreement (see Note 12), which closed on August 31, 2001, Oak Hill agreed to cancel its right to receive these warrants, which had an exercise price of $2.50 per share and ASC’s common stock was then trading at approximately $1 per share.  The warrants on that date had a fair value of approximately $2.2 million.  The $7.7 million long-term liability was removed from the books in connection with the recording of the issuance of the new 12% Series C-1 Convertible Participating Preferred Stock (Series C-1 Preferred Stock) and the 15% Series C-2 Preferred Stock (Series C-2 Preferred Stock).

Construction Loan Facility

The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility (Senior Construction Loan) among Grand Summit and various lenders, including Textron, the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000.  The Company used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

The Senior Construction Loan principal is payable incrementally as quarter and eighth share sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit hotel parking garage, and the commercial core unit at Attitash Bear Peak collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $80.3 million as of July 27, 2003, which in turn comprise substantial assets of the Company’s business).  The maturity date for funds advanced under the Senior Construction Loan, as amended, is May 31, 2004.  The principal balance outstanding under the Senior Construction Loan was approximately $31.7 million as of July 27, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 27, 2003).  The maturity date for funds advanced under the Subordinated Construction Loan, as amended, is September 30, 2004 and the interest rate on funds advanced is 20%.

The Senior Construction Loan was also in default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.  In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003.  As a result, the Subordinated Construction Loan also was in default.  The Company has not yet been advised by the lenders under the Senior Construction Loan and Subordinated Construction Loan whether they intend to accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the defaults.  An amendment to the Senior Construction Loan delayed certain amortization deadlines from March 31, 2003 to June 29, 2003.  The Company paid $35,000 to the lenders for such amendment.  An additional $175,000 was due and payable for its failure to reduce the loan balance to certain requirements at June 29, 2003.  As of July 27, 2003, this amount has been accrued in accounts payable and other current liabilities.

The Company and Textron entered into the amendments to the Senior Construction Loan and the Subordinated Construction Loan.  The terms of the revised agreements waived all previous defaults, and relaxed mandatory principal amortization requirements.  As a result of the amendment to the Senior Construction Loan, the maturity date was extended from March 31, 2003 to May 31, 2004.  The release prices, as defined, on the Senior Construction Loan were also adjusted and the amendment allowed for future adjustments depending upon certain circumstances.  Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quarter and eighth share units and commercial units occurring subsequent to repayment.  Grand Summit and the lenders also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow.  Finally, the amendment to the Senior Construction Loan outlined the following maximum outstanding principal balances under the Senior Construction Loan as of the following dates:

September 30, 2003	$20,000,000
December 31, 2003	$10,000,000
March 31, 2004	$5,000,000
May 31, 2004	$—

As discussed previously, the Senior Construction Loan was in default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement.  In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003.

8.             Subordinated Notes and Debentures

12% Senior Subordinated Notes

The Company has issued $120.0 million of 12% Senior Subordinated Notes (Senior Subordinated Notes).  The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its Resort Senior Credit Facility (see Note 6). The Senior Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its subsidiaries, with the exception of Ski Insurance, Killington West, Ltd., Uplands Water Company and Walton Pond Apartments, Inc.  The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company’s balance sheet and results of operations.  The guarantor subsidiaries are wholly owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several.  ASC is a holding company with no significant independent assets or operations other than its interests in the subsidiaries.  Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to ASC.  The Senior Subordinated Notes mature July 15, 2006, and are redeemable at the option of ASC, in whole or in part, at any time after July 15, 2001.  The Senior Subordinated Notes were issued with an original issue discount of $3.4 million.  As of July 27, 2003, the unamortized original issue discount was approximately $1.4 million.  Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Senior Subordinated Notes amounted to $14.4 million in each of Fiscal 2001, Fiscal 2002, and Fiscal 2003.  The Company has the option to redeem the Senior Subordinated Notes at the following prices on the dates noted (expressed as a percentage of face value):

Through July 14, 2004	103.125%
July 15, 2004 – July 14, 2005	101.563%
Thereafter	100.000%

The Senior Subordinated Notes are not subject to a cross-default resulting from a default by the Company’s real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the Construction Loan Facility.  Furthermore, neither a bankruptcy nor a judgment against any of the Company’s real estate development subsidiaries will constitute a default under the indenture.

The Company had previously entered into a series of non-cancelable interest rate swap agreements in connection with the Senior Subordinated Notes. These agreements were non-hedging swaps which are carried at their fair market value, with fluctuations recorded through interest expense, in accordance with SFAS No. 133.  In connection with the refinancing of the Company’s prior resort senior credit facility on February 18, 2003, the interest rate swap agreements were terminated with no significant gain or loss being incurred.

    11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners L.P. to assist the Company in meeting its current financing needs (see Note 12).  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners L.P. purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Participating Preferred Stock (Series D Preferred Stock).  These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes in August 2007.  The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties.  As of July 27, 2003, the outstanding balance on the Junior Subordinated Notes was approximately $15.3 million.

Other Subordinated Debentures

Other subordinated debentures owed by the Company as of July 27, 2003 are unsecured and are due as follows (in thousands):

Year	Interest Rate	Principal Amount
2004	8%	$1,466
2010	8%	1,292
2012	6%	1,155
2013	6%	1,065
2015	6%	1,500
2016	6%	1,196
		$7,674

9.         Mandatorily Redeemable Securities

Series A Preferred Stock

Pursuant to a Securities Purchase Agreement (the Series A Agreement) dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock (the Series A Preferred Stock) in a private offering to an institutional investor.  Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the Exchangeable Notes) on July 28, 1997 in a private offering to an institutional investor.  On November 15, 1997, subsequent to the completion of the Offering, each share of Series A Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable 10½% Preferred Stock. The total number of Mandatorily Redeemable 10½% Preferred Stock shares issued in association with the exchange was 36,626 and each share has a face value of $1,000 per share.  As of July 27, 2003, cumulative dividends in arrears totaled approximately $30.0 million.

Under the Series A Agreement, the Mandatorily Redeemable Convertible 10½% Series A Preferred Stock shares are exchangeable at the option of the holder into shares of the Company’s common stock at a conversion price of $17.10 for each common share.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, which includes the face value of $36.6 million plus approximately $25.3 million of cumulative dividends in arrears, to the extent that the Company had funds legally available for that redemption.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, the Company must redeem that number of shares of Series A Preferred Stock which it can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, the Company must redeem shares of the Series A Preferred Stock until it has done so in full.  Prior to the November 12, 2002 redemption date, based upon all relevant factors, the Company’s Board of Directors determined not to redeem any shares of stock on the redemption date.  On January 27, 2003, the holders of the Series A Preferred Stock demanded that the Company redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain records.  The Company will continue to assess its obligations with respect to the requirements of the redemption provisions of for its Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of the Company’s board of directors.  The Company has not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to the next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock.  If the holders of the Series A Preferred Stock were to commence any litigation to compel the Company to redeem the Series A Preferred Stock, based on present facts and circumstances, the Company would vigorously contest that litigation.  If the Company is required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on its business, results of operations and financial condition.

The Mandatorily Redeemable 10½% Preferred Stock ranks senior in liquidation preference to all common stock and Class A common stock outstanding as of July 27, 2003 as well as any common stock and Class A common stock issued in the future.

Series B Preferred Stock

Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred

Stock) on August 9, 1999 to Oak Hill for $150 million.

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

Series C-1 and C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference (see Note 12).  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or in additional shares of preferred stock.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007.  As of July 27, 2003, cumulative dividends in arrears totaled approximately $10.1 million and $45.2 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock).  As of July 27, 2003, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series A, Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends and is redeemable at the option of the shareholder.

10.          Capital Stock

The Company has two classes of Common Stock outstanding, Class A common stock and common stock. The rights and preferences of holders of Class A common stock and common stock are substantially identical, except that, while any Class A common stock is outstanding, holders of Class A common stock will elect a class of directors that constitutes two-thirds of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock) and holders of common stock will elect a class of directors that constitutes one-third of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock).  Each share of Class A common stock will be convertible into one share of common stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Mr. Otten and (iii) automatically if, at any time, the number of shares of Class A common stock outstanding represents less than 20% of outstanding shares of common stock and Class A common stock.  Mr. Otten holds 100% of the Class A common stock.

11.          Dividend Restrictions and Stockholders Agreement

Dividend Restrictions

Borrowers under the Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

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

13.      Merger, Restructuring and Asset Impairment Charges

During Fiscal 2001, Fiscal 2002 and Fiscal 2003, the Company recognized certain merger, restructuring and asset impairment charges as follows (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Impairment of Steamboat assets	$52,000	$25,444	$—
Impairment of Steamboat Grand Hotel and The Canyons Grand Summit Hotel quarter and eighth share units	—	38,700	—
Impairment of The Canyons land and land options	—	18,921	—
Impairment of real estate master planning and infrastructure costs	—	24,756	(160)
Impairment of resort land option at Sunday River and certain resort fixed assets and other assets	—	1,369	1,191
Impairment of Sugarbush assets	15,111	(272)	—
Costs associated with failed merger	3,593	—	—
Restructuring charges	3,981	2,690	420
Impairment of Attitash Bear Peak Grand Summit Hotel quartershare units	1,330	—	—
Total charges	$76,015	$111,608	$1,451

Merger and Asset Impairment Charges

We incurred $1.4 million of merger, restructuring and asset impairment charges for Fiscal 2003 that consisted of  $1.2 million of expenses related to the write-off of certain fixed assets and other assets in our resort segment, $0.4 million in employee severance charges in our resort segment, offset by the reversal of $0.2 million of impairment charges in our real estate segment that were determined not to be needed.

On May 20, 2002, Resort Properties defaulted on the Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million.  Until this time, Resort Properties had been able to obtain waivers or amendments to the Real Estate Term Facility whenever there were defaults.  However, given the combination of (1) extreme slow down in the resort sector economy and especially the slowdown in the real estate market, (2) the conservative lending environment, and (3) the negative terms of the Textron restructuring and the possible negative terms of the Fleet restructuring, management determined that a significant adverse change in the economic environment and in the business plans of the Company occurred in the fourth quarter of Fiscal 2002.  This adverse change affected the realizability of the Company’s long-lived assets and the Company recorded appropriate impairments.  In accordance with SFAS No. 144, the Company evaluated the carrying values of long-lived assets as of July 27, 2002.  In addition to the $25.4 million of asset impairments recorded on Steamboat fixed assets during the second quarter of Fiscal 2002 (as discussed below), approximately $83.5 million of asset impairments were recorded during the fourth quarter of Fiscal 2002 and are summarized as follows:

Real Estate Business Segment

•	$38.7 million for quarter and eighth share inventory at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel based on expected future cash flows,
•	Approximately $24.8 million for master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River and Steamboat based on expected future cash flows.

Resort Business Segment

•	Approximately $18.9 million for land and land options at The Canyons based on appraisals and expected future cash flows,
•	Approximately $1.4 million for certain resort fixed assets and a land option at Sunday River based on expected realizability,
•	Approximately ($0.3) million gain to finalize the sale of Sugarbush.

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

14.      Income Taxes

The (provision) benefit for income taxes charged to operations was as follows (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Deferred tax (provision) benefit
Federal	$(1,203)	$—	$—
State	1,203	—	—

Total (provision) benefit	$—	$—	$—

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

Deferred tax (liabilities) assets are comprised of the following as of July 28, 2002 and July 27, 2003 (in thousands):

	July 28, 2002	July 27, 2003
Property and equipment basis differential	$(50,261)	$(49,545)
Other	(6,528)	(8,771)
Gross deferred tax liabilities	(56,789)	(58,316)

Tax loss and credit carryforwards	103,314	119,442
Capitalized costs	4,351	4,715
Deferred revenue and contracts	2,339	2,533
Stock compensation charge	248	603
Reserves and accruals	71,433	72,980
Gross deferred tax assets	181,685	200,273

Valuation allowance	(124,896)	(141,957)
Net deferred tax (liability) asset	$—	$—

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before (provision) benefit for income taxes, cumulative effect of change in accounting principle and income from discontinued operations as a result of the following differences (in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Income tax benefit at the statutory U.S. tax rates	$43,759	$58,652	$15,531
Increase (decrease) in rates resulting from:
State taxes, net	4,166	10,416	3,054
Change in valuation allowance	(47,182)	(67,732)	(17,061)
Stock option compensation	—	(163)	—
Nondeductible items	(350)	(360)	(1,461)
Other	(393)	(813)	(63)
Income tax benefit at the effective tax rates	$—	$—	$—

As of July 27, 2003, the Company has federal net operating loss (NOL) carryforwards of approximately $275 million which expire in varying amounts though Fiscal 2023, and approximately $1 million in general business credit carryforwards which expire in varying amounts through Fiscal 2022.  The utilization of all or some of these losses and carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain carryforwards and other tax attributes generating the net deferred tax asset.  Therefore, a valuation allowance of $124.9 million and $142.0 million has been established to reduce the deferred tax assets as of July 28, 2002 and July 27, 2003, respectively.

15.      Cumulative Effect of Change in Accounting Principle

During Fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  As a result of the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $18.7 million, which has been recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statement of operations for Fiscal 2002.

In accordance with SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” (collectively, SFAS No. 133, as amended) effective July 31, 2000.  These standards were adopted as of the beginning of Fiscal 2001 as a cumulative effect of a change in accounting principle.

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

The Company entered into three other interest rate swap agreements that did not qualify for hedge accounting under SFAS No. 133, as amended.  As of July 30, 2000, the Company had $8.6 million recorded in other long term liabilities in the accompanying consolidated balance sheet and had been recording the net effect of the interest savings on a straight line basis over the life of the agreements through the statement of operations.  Upon adoption, the fair values of these swaps were recorded as an asset and a liability with a corresponding entry to cumulative effect of a change in accounting principle in operations; and the amount recorded in other long term liabilities was recognized through a cumulative effect of a change in accounting principle in operations.  For Fiscal 2001, Fiscal 2002 and Fiscal 2003 (through the date terminated, see Note 8), the subsequent change in the fair value of the swaps of $0.9 million, $1.3 million and $0.4 million, respectively, was recorded as interest expense in the accompanying consolidated statements of operations.  The net effect of the cumulative change in accounting principle was derived as follows (in thousands):

Debit/(Credit)	Asset - Swap	Liability - Swap	Other Long Term Liabilities	Cumulative effect of a change in accounting principle (pre-tax)
Non-hedging Derivatives	$6,520	$(11,065)	$8,592	$(4,047)

The Company has no embedded derivatives under SFAS No. 133, as amended.

16.      Business Segment Information

The Company has classified its operations into two business segments, resorts and real estate.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss.  Additionally, each of the resorts has historically produced similar margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131.

The Company’s real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Data by segment is as follows (in thousands):

	July 29, 2001	July 28, 2002	July 27, 2003

Net revenues:
Resorts	$275,686	$243,842	$251,638
Real estate	96,864	28,274	12,898
	$372,550	$272,116	$264,536

Loss before income taxes:
Resorts	$(93,925)	$(82,494)	$(23,319)
Real estate	(31,101)	(85,084)	(21,055)
	$(125,026)	$(167,578)	$(44,374)

Depreciation and amortization:
Resorts	$32,929	$25,152	$25,791
Real estate	2,014	1,086	1,722
	$34,941	$26,238	$27,513

Interest Expense:
Resorts	$28,641	$36,267	$27,139
Real estate	27,831	18,485	20,225
	$56,472	$54,752	$47,364

Merger, restructuring and asset impairment charges:
Resorts	$71,316	$47,912	$1,611
Real estate	4,699	63,696	(160)
	$76,015	$111,608	$1,451

Capital expenditures:
Resorts	$7,477	$6,903	$7,084
Real estate	44,783	10,190	6,457
	$52,260	$17,093	$13,541
Identifiable assets:
Resorts	$434,813	$389,270	$349,300
Real estate	234,122	124,764	116,971
	$668,935	$514,034	$466,271

Capital expenditures for the Company’s real estate segment include the net change in real estate held for sale and real estate operating expenses for the periods presented.  A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows:

	July 29, 2001	July 28, 2002	July 27, 2003
Capital expenditures:
Resort capital expenditures	$7,477	$6,903	$7,084
Capital expenditures for discontinued operations	16,365	628	—
	$23,842	$7,531	$7,084
Assets:
Identifiable assets for segments		$514,034	$466,272
Assets of discontinued operations		—	—
Intangible and deferred income tax assets not allocated to segments		7,959	9,034
Total consolidated assets		$521,993	$475,305

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

On March 28, 2001, Mr. Otten resigned as the Company’s Chairman and Chief Executive Officer.  Mr. Otten is still a major shareholder of the Company and is a member of the Company’s Board of Directors.  As part of his separation agreement, the Company paid Mr. Otten and his executive assistant their salaries and medical benefits for two years.  These amounts totaled approximately $480,000 on an annual basis.  In addition, the Company granted Mr. Otten the use of Company office space for up to two years and the Company also transferred ownership of one of its vehicles (valued at approximately $20,000) to Mr. Otten at no charge.

In April, 2003, the Company engaged in a transaction with Mr. Otten at the Company’s Sunday River resort wherein the Company granted to Mr. Otten certain easements necessary for him to develop a restaurant near the resort in exchange for the grant by Mr. Otten of certain parking and access easements beneficial to the resort.  This transaction was reviewed and approved by the Audit Committee of the Company’s Board of Directors.

Mr. Wachter is the founder and Chief Executive Officer of Main Street Advisors.  Main Street Advisors, through Mr. Wachter, acted as one of the Company’s investment bankers in connection with the marketing of the Steamboat and Heavenly resorts for sale.  Main Street Advisors is entitled to a percentage-based fee in the event of the sale of any significant asset of the Company, other than the Sugarbush resort and certain undeveloped real estate properties.  During Fiscal 2001, Fiscal 2002, and Fiscal 2003, the Company paid Main Street Advisors $0, $1.1 million and $0, respectively, in connection with these services.

18.      Commitments and Contingencies

The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements.  These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues.  Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for Fiscal 2001, 2002, and 2003 was $4.3 million, $4.2 million, and $4.2 million, respectively.

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

Killington leases certain land from the State of Vermont.  The lease is subject to a buy-out option retained by the State of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although we have not had confirmation from Vermont State officials, we have no reason to believe that the State intends to exercise the buy-out option at that time.

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

In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development.  The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period.  Lease payments are based on a percentage of gross skiing and lodging revenues.  The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000.  Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for Fiscal 2001, 2002, and 2003 was $1.4 million, $1.2 million, and $1.2 million, respectively.  In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development.  Payments for these options total approximately $19.4 million and were payable at various times and in varying amounts through May 2003.  Through July 27, 2003, the Company has made $17.4 million of option payments.  The remaining $2.0 million in option payments have been accrued in other current liabilities in the accompanying consolidated balance sheet as of July 27, 2003 as the Company has entered into a non-cancelable agreement to make these payments.

The ski development rights for approximately 3,000 acres of skiable terrain that the Company has targeted for development at The Canyons are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.  The Company executed an amendment to this lease which provided that these ski development rights be acquired in fee by The Canyons by April 2003.  In Fiscal 2003, the Company paid approximately $5.0 million for the acquisition of these development rights.  This agreement will also require the Company to build two lifts over the next three years for an estimated total cost of approximately $2.0 million.

The Company has entered into an agreement with a third party land owner at The Canyons resort for an exchange of development properties which will include an obligation of the Company to complete certain road and utility infrastructure on the subject parcels.  The estimated cost of the portion of this infrastructure for which the

Company is responsible is $0.8 million.  In addition, the Company is required to provide culinary water rights, which the Company owns, to the third party owner.

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

In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $9.8 million, $10.3 million, and $9.3 million for Fiscal 2001, 2002, and 2003, respectively.

Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments, as of July 27, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$4,152	$5,476
2005	5,560	3,278
2006	—	2,043
2007	—	1,284
2008	—	922
2009 and thereafter	—	5,964
Total payments	9,712	$18,967
Less interest (rates ranging from 5.0% to 12.2%)	1,180
Present value of net minimum payments	8,532
Less current portion	3,417
Long-term obligations	$5,115

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

In connection with its Real Estate Term Facility, the Company is obligated to pay a contingent fee to the lenders in the event there exists unsold quarter and eighth share inventory after the Construction Loan Facility and Tranches A and B of the Real Estate Term Facility have been repaid.  This contingent fee would be equal to 0.7168% of the revenues realized on the sales of the remaining units.  Based on current projections of future sales of the remaining units, management believes that the probability of making such a payment is remote.  Therefore, no liability has been recorded in the accompanying consolidated balance sheets.

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

On January 3, 2003, American Skiing Company received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai.  Messrs. Martinez and Tomai each alleged that they resigned from their employment with us for “good reason” under the terms of their executive employment agreements with us, and that accordingly they are entitled to severance payments equal to one year’s salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment.  We contested the existence of “good reason” for their termination of their employment and disputed our liability for the severance payments and other benefits.  Arbitrations were conducted in each of these matters in late June and early July 2003.  In September 2003, we received notice of judgment in our favor with regards to each of these matters.  These arbitration awards are final and non-appealable.

On April 22, 2003, we were sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between us (through two different subsidiaries, ASC Utah, Inc. and American Skiing Company Resort Properties, Inc.) and Westgate.  Generally, Westgate has alleged that ASC Utah and/or American Skiing Company Resort Properties, Inc. have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.  It is not currently feasible to quantify the damages being sought in this action.  On May 13, 2003, we answered Westgate’s complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2 million in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or American Skiing Company Resort Properties, Inc.  No discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.

The Company has issued approximately $4.1 million of letters of credit within the Resort Senior Credit Facility.  The Company has issued a letter of credit for $0.3 million related to certain workers compensation obligations outside of the Resort Senior Credit Facility.  This letter of credit is secured by certain cash deposits of one of the Company’s wholly owned subsidiaries.  In addition, we also have approximately $0.2 million of letters of credit issued through financial institutions outside of the Resort Senior Credit Facility.

ASC has established the American Skiing Company Phantom Equity Plan (the “LTIP”).  Certain of ASC’s Executive Officers participate in this plan.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment.  The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event.  A Valuation Event is any of the following:  (i) a sale or disposition of a significant Company operation or property as determined by the

Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined.  The LTIP was ratified by the Company’s Board of Directors on March 6, 2003.  In conjunction with the ratification of the LTIP, the Company recorded an expense of $0.4 million and also recorded approximately $0.2 million for the period of adoption to the end of Fiscal 2003.

The Company has entered into employment agreements with three of its executive officers.  These employment agreements provide for guaranteed annual base salaries ranging from $214,000 to $259,000 per person.  The employment agreements also provide for contingent annual bonuses ranging from 30% to 75% of annual base salaries, involuntary termination benefits, termination benefits resulting from a change in control of the Company, LTIP participation levels and, in certain cases, benefits where the termination of employment was voluntary.  These agreements also provide for certain benefits in the event of the death of the executive.

The Company entered into a comprehensive management consulting agreement beginning in Fiscal 2002 with Interstate Hotels & Resorts, Inc., under which Interstate was supporting the management and operations of the Company’s lodging and property management division.  The agreement was for a 5-year term ending on July 30, 2006.  However, at either party’s option, this agreement could be terminated during the 60-day period commencing on July 30, 2003.  The Company gave notice to Interstate in August 2003 that it was terminating the consulting agreement.  The agreement provides for a basic fee of $0.6 million per year as well as an incentive fee determined and paid in accordance with the agreement.  The Company has made accruals at levels they deem appropriate in accounts payable and other current liabilities for incentive fees as of July 27, 2003.

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

The Company paid fees and accrued interest totaling $2.8 million related to the prior resort senior credit facility out of the sales proceeds and an early prepayment penalty associated with the retirement of a term loan, including accrued interest.  After these payments, the Company made reductions to its outstanding debt of the following amounts:

Real Estate Term Facility	$2.0	million
Prior resort senior credit facility, term portion	28.6	million
Prior resort senior credit facility, revolver portion	44.1	million
Heavenly capital lease	12.8	million
Total	$87.5	million

In connection with the completion of the sale of Heavenly, the availability under the revolving portion of the prior resort senior credit facility was reduced from $94.6 million to $52.1 million.  After prepayment penalties of $0.7 million and the total debt reduction of $87.5 million, the remaining proceeds from the sale of $4 million were deposited into a temporary cash account.  In conjunction with the repayment of the Heavenly capital lease, the guaranty provided by Oak Hill to secure that loan was released.

The sale of Heavenly has been accounted for in accordance with SFAS No. 144.  In accordance with SFAS No. 144, the results of operations for Heavenly for Fiscal 2001 and Fiscal 2002 have been removed from continuing operations and classified as discontinued operations.  The gain on sale of Heavenly was $2.9 million which is included in income from discontinued operations in the accompanying consolidated statement of operations for Fiscal 2002.  Revenues applicable to the operations of Heavenly were $53.0 million and $51.6 million for Fiscal 2001 and 2002, respectively.

    Sugarbush Sale

On September 28, 2001, the Company finalized the sale of its Sugarbush resort in Warren, Vermont to Summit Ventures NE, Inc. This sale generated net proceeds of $5.2 million that were used by the Company to permanently pay down the revolving and term portions of its prior resort senior credit facility, on a pro-rata basis, in accordance with the mandatory prepayment requirements of the facility.

The sale of the Sugarbush resort was accounted for in accordance with SFAS No. 121 and APB No. 30, since the disposal activities were initiated prior to the Company’s adoption of SFAS No. 144.  In accordance with SFAS No. 121, the carrying value of the net assets for Sugarbush that were subject to sale were reclassified as assets held for sale.  The assets held for sale were reduced to their estimated fair value based on the estimated selling price less costs to sell, resulting in an impairment charge of $15.1 million, which is included in merger, restructuring and asset impairment charges in the accompanying consolidated statement of operations for Fiscal 2001.

Summary resort segment operating results for Sugarbush, excluding the $15.1 million asset impairment charge in Fiscal 2001, are as follows (in thousands):

Fiscal Years Ended	2001	2002
Total revenues	$17,471	$781
Total expenses	16,475	1,696
Income (loss) from operations	$996	$(915)

20.      Quarterly Financial Information (Unaudited)

Following is a summary of unaudited quarterly information.  All amounts are in thousands, except per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2003:
Net revenues	$20,625	$100,286	$127,743	$15,882
Income (loss) from operations	(17,900)	4,593	34,362	(18,065)
Income (loss) before cumulative effect of change in accounting principle	(30,174)	(7,449)	22,538	(29,289)
Net income (loss) available to common shareholders	(39,105)	(16,692)	12,971	(39,192)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.41	$(1.24)
Weighted average common shares outstanding	31,724	31,724	31,724	31,725

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.18	$(1.24)
Weighted average common shares outstanding	31,724	31,724	73,213	31,725

Fiscal 2002:
Net revenues	$20,113	$100,066	$131,641	$20,296
Income (loss) from operations	(21,344)	(23,692)	36,848	(104,638)
Income (loss) before cumulative effect of change in accounting principle	(39,205)	(35,433)	34,485	(115,108)
Income (loss) from discontinued operations	(2,727)	2,523	9,853	2,668
Net income (loss) available to common shareholders	(65,549)	(43,699)	26,180	(123,642)

Basic income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.82	$(3.90)
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$(1.49)	$(1.38)	$0.82	$(3.90)
Weighted average common shares outstanding	31,344	31,718	31,718	31,719

Diluted income (loss) per share:
Net income (loss) available to common shareholders	$(2.09)	$(1.38)	$0.39	$(3.90)
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$(1.49)	$(1.38)	$0.39	$(3.90)
Weighted average common shares outstanding	31,344	31,718	65,347	31,719

Certain items related to merger, restructuring and impairment charges recorded during Fiscal 2002 are material to the results of the quarterly information above.  These charges are discussed in Note 13.  Certain amounts in the prior year's quarterly financial information have been reclassified to conform to the Fiscal 2003 presentation.