Form 10-Q
period 2003-10-26
AMERICAN SKIING CO /ME
filed 2003-12-10
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended October 26, 2003
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________ to ___________.

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

                             136 Heber Avenue, #303
                                  P.O. Box 4552
                              Park City, Utah 84060
                    (Address of principal executive offices)
                                   (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of November 30, 2003.

                    American Skiing Company and Subsidiaries

                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations for the 13 weeks ended October 27, 2002 and October 26, 2003 (unaudited)..........3

         Condensed Consolidated Balance Sheets as of July 27, 2003
              and October 26, 2003 (unaudited).................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended October 27, 2002 and October 26, 2003 (unaudited)..........6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................15

         Real Estate Credit Agreement Defaults................................15

         Liquidity and Capital Resources......................................16

         Results of Operations................................................21

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk...............................................23

Item 4.  Controls and Procedures..............................................23


Part II - Other Information

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................25

Item 6.   Exhibits and Reports on Form 8-K....................................25

                    American Skiing Company and Subsidiaries


Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                        13 weeks ended         13 weeks ended
                                       October 27, 2002       October 26, 2003

                                         (unaudited)            (unaudited)
    Net revenues:
         Resort                         $   16,911             $   16,128
         Real estate                         3,714                  2,345
                                      -------------------    -------------------
              Total net revenues            20,625                 18,473
                                      -------------------    -------------------

    Operating expenses:
         Resort                             22,500                 22,525
         Real estate                         3,576                  1,658
         Marketing, general and
            administrative                  10,033                 10,280
         Restructuring charges                   -                    137

         Depreciation and amortization       2,416                  2,303
                                      -------------------    -------------------
              Total operating expenses      38,525                 36,903
                                      -------------------    -------------------

    Loss from operations                   (17,900)               (18,430)
    Interest expense, net                   12,274                 22,828
                                      -------------------    -------------------

    Net loss                               (30,174)               (41,258)

    Accretion of discount and dividends
        on mandatorily redeemable
        preferred stock                     (8,931)                     -
                                      -------------------    -------------------
    Net loss available to common
        shareholders                    $  (39,105)            $  (41,258)
                                      ===================    ===================

    Accumulated deficit, beginning
        of period                       $ (433,045)            $ (515,063)

    Net loss available to common
        shareholders                       (39,105)               (41,258)
                                      -------------------    -------------------

    Accumulated deficit, end of period  $ (472,150)            $ (556,321)
                                      ===================    ===================

    Basic and diluted net loss per common share:
    Net loss available to common
        shareholders                    $    (1.23)            $    (1.30)
                                      ===================    ===================

    Weighted average common shares
        outstanding - basic and diluted 31,724,141             31,738,183



     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                        July 27, 2003         October 26, 2003
                                         (unaudited)             (unaudited)
Assets
Current assets
     Cash and cash equivalents         $   6,596              $   6,104
     Restricted cash                       3,829                  4,415
     Accounts receivable, net              5,862                  5,530
     Inventory                             3,653                  6,733
     Prepaid expenses                      3,326                  5,044
     Deferred income taxes                 7,300                  7,300
     Other current assets                    978                    958
                                       -----------------      ------------------
           Total current assets           31,544                 36,084

Property and equipment, net              372,926                374,032
Real estate developed for sale            48,234                 47,509
Intangible assets, net                     7,058                  7,044
Deferred financing costs, net              6,705                  6,016
Other assets                               8,838                  8,896
                                       -----------------      ------------------
           Total assets                $ 475,305              $ 479,581
                                       =================      ==================


                            (continued on next page)





     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries



                Condensed Consolidated Balance Sheets (continued)
               (In thousands, except share and per share amounts)

                                                                                          July 27, 2003         October 26, 2003
                                                                                           (unaudited)             (unaudited)
Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Deficit
Current liabilities
     Current portion of long-term debt                                                     $   138,610            $   144,073
     Current portion of subordinated notes and debentures                                        1,466                  1,466
     Accounts payable and other current liabilities                                             53,058                 61,725
     Deposits and deferred revenue                                                               9,723                 30,326
     Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of
     $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding,
        including cumulative dividends (redemption value of $68,432)                                 -                  68,432
                                                                                         -----------------      ------------------
              Total current liabilities                                                         202,857                306,022

Long-term debt, excluding current portion                                                        60,178                 60,164
Subordinated notes and debentures, excluding current portion                                    140,095                140,616
Other long-term liabilities                                                                       3,471                  3,517
Deferred income taxes                                                                             7,300                  7,300
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued
and outstanding (redemption value of $0)                                                              -                      -
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock,
    par value of $0.01 per share; 40,000 shares authorized, issued and
    outstanding, including cumulative dividends (redemption value of $51,604)                         -                 51,039
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of
     $0.01 per share; 139,453 shares authorized, issued and outstanding,
     including cumulative dividends (redemption value of and $191,525)                                -                189,476
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of
    $0.01 per share; 5,000 shares authorized; no shares issued or outstanding                         -                      -
                                                                                         -----------------      ------------------
              Total liabilities                                                                 413,901                758,134
                                                                                         -----------------      ------------------

Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including
cumulative dividends (redemption value of $66,663)                                               66,663                      -
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued
and outstanding (redemption value of $0)                                                              -                      -
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock,
    par value of $0.01 per share; 40,000 shares authorized, issued and
    outstanding, including cumulative dividends (redemption value of $50,105)                    49,520                      -
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of
     $0.01 per share; 139,453 shares authorized, issued and outstanding,
     including cumulative dividends (redemption value of $184,621)                              182,516                      -
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of
    $0.01 per share; 5,000 shares authorized; no shares issued or outstanding                         -                      -

Shareholders' Deficit
     Common stock, Class A, par value of $0.01 per share; 15,000,000 shares
           authorized; 14,760,530 shares issued and outstanding                                     148                    148
     Common stock, par value of $0.01 per share; 100,000,000 shares authorized;
           16,977,653 shares issued and outstanding                                                 170                    170
     Additional paid-in capital                                                                 277,450                277,450
     Accumulated deficit                                                                       (515,063)              (556,321)
                                                                                         -----------------      ------------------
        Total shareholders' deficit                                                            (237,295)              (278,553)
                                                                                         -----------------      ------------------
        Total liabilities, mandatorily redeemable preferred stock and shareholders'
        deficit                                                                            $    475,305             $  479,581
                                                                                         =================      ==================


See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries


                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          13 weeks ended        13 weeks ended
                                                                                         October 27, 2002      October 26, 2003
                                                                                           (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                                                                                 $  (30,174)             $  (41,258)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          2,416                   2,303
       Amortization of deferred financing cost, amortization of original issue discount and accretion of discount and dividends on mandatorily
         redeemable preferred stock                                                           1,246                  11,303
       Non-cash interest on junior subordinated notes                                           375                     416
       Gain from sale of assets                                                                (384)                   (392)
       Decrease (increase) in assets:
                  Restricted cash                                                               779                    (586)
                  Accounts receivable, net                                                    3,012                     332
                  Inventory                                                                  (2,624)                 (3,080)
                  Prepaid expenses                                                           (1,892)                 (1,718)
                  Real estate developed for sale                                              2,275                     725
                  Other assets                                                               (3,506)                    (38)
       Increase in liabilities:
                  Accounts payable and other current liabilities                              1,181                   8,667
                  Deposits and deferred revenue                                              18,563                  20,603
                  Other long-term liabilities                                                 3,372                      46
                                                                                        -------------------    ------------------
                    Net cash used in operating activities                                    (5,361)                 (2,677)
                                                                                        -------------------    ------------------

Cash flows from investing activities
       Capital expenditures                                                                  (2,460)                 (3,407)
       Proceeds from sale of assets                                                             511                     404
                                                                                        -------------------    ------------------
                    Net cash used in investing activities                                    (1,949)                 (3,003)
                                                                                        -------------------    ------------------

Cash flows from financing activities
      Proceeds from resort senior credit facilities                                          28,511                  14,832
      Repayment of resort senior credit facilities                                          (20,877)                 (9,911)
      Repayment of long-term debt                                                              (298)                   (241)
      Proceeds from real estate debt                                                          3,245                   1,877
      Repayment of real estate debt                                                          (2,348)                 (1,369)
      Payment of deferred financing costs                                                      (476)                      -
                                                                                        -------------------    ------------------
                    Net cash provided by financing activities                                 7,757                   5,188
                                                                                        -------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                            447                    (492)
Cash and cash equivalents, beginning of period                                                6,924                   6,596
                                                                                        -------------------    ------------------
Cash and cash equivalents, end of period                                                 $    7,371              $    6,104
                                                                                        ===================    ==================

Supplemental disclosure of cash flow information:
Accretion of discount and dividends on mandatorily redeemable preferred stock            $    8,931              $        -
Cash paid for interest                                                                        6,692                   8,032




     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries



        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

         American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company operates in two business segments, resort operations and real estate development. The Company performs its real estate development principally through its wholly owned subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. (Grand Summit). The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2004 and Fiscal 2003 are fifty-two week reporting periods, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs losses related to resort operations during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 27, 2003 filed with the Securities and Exchange Commission on October 27, 2003. The accompanying condensed consolidated financial statements reflect adjustments and reclassifications made to the unaudited quarterly financial information presented in Note 20 of the Company's Fiscal 2003 Form 10-K.

2.  Significant Accounting Policies

         The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, long-lived asset valuation, realizability and useful lives, and realizability of deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's significant accounting policies:

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

Goodwill and Other Intangible Assets
         As prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 16 to 20 years, and assessed for impairment utilizing guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

                    American Skiing Company and Subsidiaries


  As of July 27, 2003 and October 26, 2003, other intangible assets consist of the following (in thousands):

              ------------------------------------------------------------------
                                               July 27, 2003   October 26, 2003
              ------------------------------------------------------------------
              Definite-lived Intangible Assets:
                Lease agreements                $  1,853        $  1,853
                Less accumulated amortization       (288)           (302)
                                              ----------------  ----------------
                                                   1,565           1,551
              Indefinite-lived Intangible Assets:
                Trade names                          170             170
                Water rights                       5,323           5,323
                                              ----------------  ----------------
              Intangible Assets, net            $  7,058        $  7,044
                                              ================  ================

              ------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 for both the 13 weeks ended October 27, 2002 and the 13 weeks ended October 26, 2003. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Long-Lived Assets
         In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

Seasonality
         The Company's revenues are highly seasonal in nature. For Fiscal 2003, the Company realized approximately 87% of resort segment revenues and over 100% of resort segment operating income during the period from November through April. In addition, a significant portion of resort segment revenue and approximately 21% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in Fiscal 2003. The Company's resorts typically experience operating losses and negative cash flows for the period from May through November.

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

Stock Option Plan
         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees and board of directors of the Company and its subsidiaries and other key persons (eligible for nonqualified stock options only) as designated by the Options Committee. The Options Committee, which is appointed by the Board of Directors,

                    American Skiing Company and Subsidiaries

is responsible for the Plan's administration. The Options Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options shall not have an exercise price less than the fair market value of the common stock at the date of grant.

         Nonqualified stock options shall be granted at an exercise price as determined by the Options Committee. At October 26, 2003, the Company has outstanding options to purchase 3,821,187 shares at a weighted average exercise price of $4.25 under the Plan, which has not changed since July 27, 2003.

         During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.2 million in tax bonus payments made through October 26, 2003 in connection with options exercised. The remaining $0.6 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of October 26, 2003. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 weeks ended October 27, 2002 and October 26, 2003, the Company recognized no stock compensation expense relating to these options.

         The following table summarizes information about the stock options outstanding under the Plan as of October 26, 2003:

--------------------------------------------------------------------------------
                            Weighted
                            Average
                            Remaining    Weighted
  Range of                 Contractual   Average                    Weighted
  Exercise                  Life (in     Exercise                   Average
   Prices    Outstanding     years)       Price    Exercisable    Exercise Price
--------------------------------------------------------------------------------
   $0.72           25,000      7.7      $  0.72        25,000        $  0.72
 1.75 - 2.50    1,420,337      6.4         2.11     1,371,003           2.11
 3.00 - 4.00    1,449,250      6.4         3.17     1,321,750           3.19
 7.00 - 8.75      735,750      5.0         7.19       733,050           7.19
14.19 - 18.00     190,850      4.0        17.55       190,850          17.55
               ------------                        ------------
                3,821,187      6.0      $  4.25     3,641,653        $  4.33
               ============                        ============
--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's Plan, consistent with the provisions of SFAS No. 148, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

                    American Skiing Company and Subsidiaries

       -------------------------------------------------------------------------
                                           13 weeks ended      13 weeks ended
                                           October 27, 2002    October 26, 2003
       -------------------------------------------------------------------------
       Net loss available to
        common shareholders
          As reported                        $  (39,105)        $  (41,258)
          Stock-based employee compensation
              determined under fair-value
              method for all awards, net of tax     (44)              (119)
                                             ------------------ ----------------
          Pro forma                          $  (39,149)        $  (41,377)
                                             ================== ================
       Basic and diluted net loss
        per common share
          As reported                        $    (1.23)        $    (1.30)
          Pro forma                               (1.23)             (1.30)
       -------------------------------------------------------------------------



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the 13 weeks ended October 27, 2002 or the 13 weeks ended October 26, 2003.

Recently Issued Accounting Standards
         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all classes of mandatorily redeemable preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 weeks ended October 26, 2003, $10.2 million of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 weeks ended October 27, 2002, approximately $8.9 million of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

Reclassifications
         Certain amounts in the prior period's financial statements and related notes have been reclassified to conform to the current period presentation.

3.  Net Income (Loss) per Common Share

         Net income (loss) per common share for the 13 weeks ended October 27, 2002 and October 26, 2003, respectively, was determined based on the following data (in thousands):

--------------------------------------------------------------------------------
                                             13 weeks ended      13 weeks ended
                                            October 27, 2002    October 26, 2003
--------------------------------------------------------------------------------
                    Loss
Income (loss) from continuing operations before
   accretion of discount and dividends on
   mandatorily redeemable preferred stock    $  (30,174)          $  (41,258)
Accretion of discount and dividends on
    mandatorily redeemable preferred stock       (8,931)                   -
                                             ----------------    ---------------
Income (loss) from continuing operations     $  (39,105)          $  (41,258)
                                             ================    ===============

                   Shares
Weighted average common shares outstanding
    - basic and diluted                          31,724               31,738
                                             ================    ===============
--------------------------------------------------------------------------------

                    American Skiing Company and Subsidiaries

         As of October 27, 2002 and October 26, 2003, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of October 27, 2002 and October 26, 2003, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% preferred stock (Series A Preferred Stock) and 40,000 shares of its mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of October 27, 2002 and October 26, 2003, these convertible preferred shares would convert into approximately 40,295,000 and 45,285,000 shares of common stock, respectively. For the 13 weeks ended October 27, 2002 and October 26, 2003, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,891,179 and 3,821,187 of options outstanding to purchase shares of its common stock under its stock option plan as of October 27, 2002 and October 26, 2003, respectively. These stock options are excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments, resorts and real estate. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments, excluding discontinued operations, are as follows (in thousands):

   -----------------------------------------------------------------------------
                                             13 weeks ended   13 weeks ended
                                            October 27, 2002  October 26, 2003
   -----------------------------------------------------------------------------
       Revenues:
            Resort                            $   16,911       $   16,128
            Real estate                            3,714            2,345
                                              --------------- ----------------
       Total                                  $   20,625       $   18,473
                                              =============== ================

       Income (loss) from continuing operations:
            Resort                            $  (24,858)      $  (35,872)
            Real estate                           (5,316)          (5,386)
                                              --------------- ----------------
       Total                                  $  (30,174)      $  (41,258)
                                              =============== ================

   -----------------------------------------------------------------------------

5.  Long-Term Debt

Resort Properties

         On March 30, 2002, Resort Properties failed to make a mandatory principal payment of $3.75 million under its real estate term facility (Real Estate Term Facility). Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the Real Estate Term Facility, which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The Real

                    American Skiing Company and Subsidiaries

Estate Term Facility remains in default pending completion of these negotiations. As of October 26, 2003, the principal balance outstanding, including accrued and unpaid interest, under the Real Estate Term Facility was $82.9 million, which is presented as a current liability in the accompanying condensed consolidated balance sheet.

         There is no assurance that negotiations will be successfully completed or that the terms under which the payment defaults pending under the Real Estate Term Facility will be resolved. Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company's developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of the Company's real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.5 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of October 26, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $115.4 million. This collateral includes $79.0 million of Grand Summit assets pledged under the Company's $41.0 million real estate construction loan facilities.

Grand Summit

         The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility (Senior Construction Loan) among Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000. The Company used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility".

         The Senior Construction Loan principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit at Attitash Bear Peak collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $79.0 million as of October 26, 2003, which in turn comprise substantial assets of the Company's business). The maturity date for funds advanced under the Senior Construction Loan is May 31, 2004. The principal balance outstanding under the Senior Construction Loan was approximately $31.0 million as of October 26, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of October 26, 2003). The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004 and the interest rate on funds advanced is 20%.

        Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of quarter and eighth share units and commercial units occurring subsequent to repayment. Grand Summit and the lenders also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, under the Senior Construction Loan, the following maximum principal balances must be outstanding as of the following dates:

       December 31, 2003                                     $10,000,000
       March 31, 2004                                        $ 5,000,000
       May 31, 2004                                          $         -

                    American Skiing Company and Subsidiaries

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

         The Senior Construction Loan was in default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20.0 million by September 30, 2003. As a result, the Subordinated Construction Loan also was in default. Although the Company has been advised by the lenders under the Construction Loan Facility that they intend to waive payment default and amend certain terms of the Senior Construction Loan in a manner favorable to Grand Summit, the parties have not entered into a definitive written agreement documenting the waiver and amendments. Therefore, there can be no assurance that the lenders will enter into definitive waivers or amendments or that the lenders will not accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default.

American Skiing Company

         The Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan). The Resort Senior Credit Facility replaced the Company's prior resort senior credit facility and is secured by substantially all the assets of the Company (except for the stock of its real estate subsidiary) and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility. The Resort Senior Credit Facility consists of the following:

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

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

        The Revolving Credit Facility, Tranche A Term Loan and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% payable monthly (7.25% as of October 26, 2003). The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% payable monthly with an interest rate floor of 12.25% (12.25% as of October 26, 2003). The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company's capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. The Company was in compliance with all financial covenants related to the Resort Senior Credit Facility through October 26, 2003.

         The prior resort senior credit facility was repaid in full on February 18, 2003. As of October 26, 2003, the Company had $31.5 million, $25.0 million, $6.2 million and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of October 26, 2003, the Company had $7.2 million available for future borrowings under the Revolving Credit Facility. As of October 26, 2003, the Company had $1.3 million of L/C's issued under the Resort Senior Credit Facility.

                    American Skiing Company and Subsidiaries

6.  Dividend Restrictions

         Borrowers under the Company's Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock other than payments to other Borrowers or restricted subsidiaries.

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

7.  Phantom Equity Plan

         The Company has established the American Skiing Company Phantom Equity Plan (the "LTIP"), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in this plan. Participants are entitled to a cash payment on awards granted under the LTIP, upon a Valuation Event, as defined, or in certain cases to the extent vested upon termination of employment. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event and generally vest over a four or five-year term as determined by the Compensation Committee. A Valuation Event is any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined. Compensation expense will be estimated and recorded based on the probability of the Company achieving a Valuation Event. During the 13 weeks ended October 26, 2003, the Company recorded a charge of approximately $0.1 million, which is included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.6 million is included in other long-term liabilities in the October 26, 2003 condensed consolidated balance sheet.

8.  Commitments and Contingencies

         On January 3, 2003, American Skiing Company received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai. Messrs. Martinez and Tomai each alleged that they resigned from their employment with the Company for "good reason" under the terms of their executive employment agreements with the Company, and that accordingly they are entitled to severance payments equal to one year's salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment. The Company contested the existence of "good reason" for their termination of their employment and disputed its liability for the severance payments and other benefits. Arbitrations were conducted in each of these matters in late June and early July 2003. In September 2003, the Company received notice of judgment in its favor with regards to each of these matters. These arbitration awards are final and non-appealable.

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

General

         The following is our discussion and analysis of financial condition and results of operations for the 13 weeks ended October 26, 2003. As you read the material below, we urge you to carefully consider our Fiscal 2003 Annual Report on Form 10-K filed on October 27, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

         The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20 million by September 30, 2003. As a result, Grand Summit was also in default under its $10.0 million Subordinated Construction Loan with Textron and various lenders. Although we have been advised by the lenders under the Construction Loan Facility that they intend to waive payment default and amend certain terms of the Senior Construction Loan in a manner favorable to Grand Summit, the parties have not entered into a definitive written agreement documenting the waiver and amendments. Therefore, there can be no assurance that the lenders will enter into definitive waivers or amendments or that the lenders will not accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default. See "Liquidity and Capital Resources - Real Estate Liquidity - Construction Loan Facility" below for a discussion of the terms of the amendment to the Construction Loan Facility.

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

         As described below, we entered into a new $91.5 million senior secured loan facility (the Resort Senior Credit Facility) on February 14, 2003 and used our initial borrowings to refinance the prior resort senior credit facility.

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding on our Resort Senior Credit Facility as of October 26, 2003 was approximately $82.7 million. The prior resort senior credit facility was repaid in full on February 18, 2003.

         Real estate development and real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and the resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit. As of October 26, 2003, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $79.0 million. The total debt outstanding on the Construction Loan Facility as of October 26, 2003 was approximately $41.0 million. See "Real Estate Liquidity - Real Estate Term Facility" below.

Resort Liquidity

        We entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a new $91.5 million senior secured loan facility (Resort Senior Credit Facility). The Resort Senior Credit Facility replaced our prior resort senior credit facility and is secured by substantially all of our holding company assets, excluding the stock of Resort Properties and other real estate subsidiaries, and the assets of our resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility. The prior resort senior credit facility was repaid in full on February 18, 2003.

        The Resort Senior Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued. As of October 26, 2003, we had approximately $31.5 million borrowed on this facility and approximately $1.3 million of outstanding L/Cs.

     o Tranche A Term Loan - $25.0 million borrowed as of October 26, 2003, $0 availability;

     o Supplemental Term Loan - $6.2 million borrowed as of October 26, 2003, $0 availability; and

     o Tranche B Term Loan - $20.0 million borrowed as of October 26, 2003, $0 availability.

         The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25%, payable monthly (7.25% as of October 26, 2003). The Supplemental Term Loan requires principal payments of approximately $1.0 million on January 15 and July 15 of each year, with a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0%, payable monthly (12.25% as of October 26, 2003) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity, and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the Resort Senior Credit Facility also restrict our ability to pay cash dividends on or redeem our common and preferred stock.

                    American Skiing Company and Subsidiaries

         As of November 30, 2003, we had $34.1 million, $25.0 million, $6.2 million and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of November 30, 2003 we had approximately $0.3 million in outstanding L/Cs with approximately $5.6 million available for future borrowings under the Revolving Credit Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of Fiscal 2004.

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

Real Estate Liquidity

         To fund working capital and fund its real estate development plan, Resort Properties relies primarily on unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Resort Properties historically relied on the net proceeds from the sale of real estate developed for sale, the Real Estate Term Facility and the Construction Loan Facility. A substantial portion of our developable real estate and the commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are pledged to the lenders under the Real Estate Term Facility.

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

         The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility with a current maximum principal amount of $17.0 million which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (10.0% as of October 26, 2003). Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

     o Tranche B is a term loan facility that has a maximum principal amount of $25.0 million, bears interest at a fixed rate of 18% per annum (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B and bears interest at 18% per annum, compounded annually). As a result of the default, the default interest rate on Tranche B is 29% per annum. Mandatory principal payments on Tranche B of $10 million were due on each of December 31, 2003 and June 30, 2004. Prior to the default, the remaining $5 million of principal and all accrued and unpaid interest on Tranche B was scheduled to be paid in full on December 31, 2004.

     o Tranche C is a term loan facility that has a maximum principal amount of $12.0 million, bears interest at an effective rate of 29% per annum and, prior to the default, was scheduled to mature on December 31, 2005. As a result of the default, the default interest rate on Tranche C is 29% per annum. Interest accrues, is added to the principal balance of Tranche C and is compounded semi-annually.

                    American Skiing Company and Subsidiaries

         On March 30, 2002, our real estate subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing efforts with the lenders are aimed towards a restructuring of the facility which will establish a new entity to hold Resort Properties' real estate development assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

         There is no assurance that negotiations will be successfully completed or the terms under which the payment defaults pending under the Real Estate Term Facility will be resolved. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons and Steamboat along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.5 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies. As of October 26, 2003, the carrying value of the total assets that collateralized the Real Estate Term Facility was approximately $115.0 million. This collateral includes $79.0 million of Grand Summit assets pledged under our Construction Loan Facility.

         As of October 26, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $19.9 million, $39.9 million, and $23.0 million, respectively.

         As of November 30, 2003, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $20.1 million, $40.6 million, and $23.5 million, respectively.

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

         The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20.0 million by September 30, 2003. As a result, the Subordinated Construction Loan also was in default. Although we have been advised by the lenders under the Construction Loan Facility that they intend to waive payment default and amend certain terms of the Senior Construction Loan in a manner favorable to Grand Summit, the parties have not entered into a definitive written agreement documenting the waiver and amendments. Therefore, there can be no assurance that the lenders will enter into definitive waivers or amendments or that the lenders will not accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default.

                    American Skiing Company and Subsidiaries

         As of October 26, 2003, the amount outstanding under the Senior Construction Loan was $31.0 million and there were no borrowings available under this facility. The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit hotel parking garage, and the commercial core unit at Attitash Bear Park collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $79.0 million as of October 26, 2003, which in turn comprise substantial assets of our business). The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan is May 31, 2004. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $10.0 million as of October 26, 2003 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of October 26, 2003). The Canyons portion of the Senior Construction Loan was repaid during March 2003.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The maturity date for funds advanced under the Subordinated Construction Loan is September 30, 2004. The principal balance outstanding under the Subordinated Construction Loan was approximately $10.0 million as of October 26, 2003 and there were no borrowings available under this facility. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

         As of November 30, 2003, the amount outstanding under the Senior Construction Loan was $30.9 million and there were no borrowings available under this facility. As of November 30, 2003, the amount outstanding under the Subordinated Construction Loan was $10.0 million and there were no borrowings available under this facility.

         The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

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

         On October 8, 2003, Resort Properties entered into a purchase and sale agreement with Resort Ventures, LLC, an unaffiliated third party, for the sale of three developmental real estate parcels at Steamboat owned by Resort Properties to Resort Ventures for an aggregate sale price of $8.9 million. The sale is presently scheduled to close on or prior to December 15, 2003. The closing of the sale of these three parcels is subject to a number of customary contingencies, including lender consents and buyer's due diligence. Substantially all of the net proceeds of the sale are expected to be used by Resort Properties to reduce the outstanding balance under the Real Estate Term Facility.

Series A Preferred Stock Redemption

         We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $68.4 million as of October 26, 2003. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for that redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of our Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to

                    American Skiing Company and Subsidiaries

Delaware law to review certain of our records. We will continue to assess our obligations with respect to the requirements of the redemption provisions of our Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations and financial condition.

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

Long-Term

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For Fiscal 2004, we anticipate our annual maintenance capital needs to be approximately $8.5 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

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

                    American Skiing Company and Subsidiaries


                              Results of Operations
               For the 13 weeks ended October 27, 2002 compared to
                      the 13 weeks ended October 26, 2003

Resort Operations:

         The components of resort operations for the 13 weeks ended October 27, 2002 and October 26, 2003 are as follows (in thousands):

--------------------------------------------------------------------------------
                                         13 Weeks ended
                                   -------------------------------  ------------
                                    10/27/02        10/26/03          Variance
                                   --------------- ---------------  ------------

Total resort revenues              $      16,911   $     16,128     $   (783)
                                   --------------- ---------------  ------------
Cost of resort operations                 22,500         22,525           25
Marketing, general and administrative     10,033         10,280          247
Restructuring charges                          -            137          137
Depreciation and amortization              2,024          1,870         (154)
Interest expense                           7,212         17,188        9,976
                                   --------------- ---------------  ------------
Total resort expenses                     41,769         52,000       10,231
                                   --------------- ---------------  ------------
Loss from resort operations        $    (24,858)   $    (35,872)    $(11,014)
                                   =============== ===============  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $0.8 million, or 4.6%, lower in the 13 weeks ended October 26, 2003 when compared to the 13 weeks ended October 27, 2002. This is a result of fewer summer visits due to inclement weather and the soft economy. Resort operating expenses (including marketing, general and administrative) for the 13 weeks ended October 26, 2003 were approximately $10.2 higher than the same period of Fiscal 2003, primarily as a result of the following:

     (i) $10.0 million increase in interest expense due primarily to $10.2 million of accretion of discount and dividends on mandatorily redeemable preferred stock for the 13 weeks ended October 26, 2003 that is now classified as interest expense due to the adoption of SFAS No. 150, whereas these amounts were classified as accretion of discount and dividends on mandatorily redeemable preferred stock for the 13 weeks ended October 27, 2002;
     (ii) $0.2 million increase in marketing, general and administrative costs including a $0.1 million charge related to our Phantom Equity Plan
          (LTIP);
     (iii) $0.1 million increase in restructuring charges; and
     (iv) $0.2 million decrease in depreciation.

         Recent Trends: Through November 30, 2003, our season pass sales for the 2003-04 ski season are approximately $4.6 million, or 27.4%, greater than at the same time last year. The increase has been driven primarily by the successful introduction of a combined Attitash Bear Peak/Sunday River season pass. As a result, season pass sales in the East were 38.6% higher than at the same time last year, with every resort posting double-digit increases. Season pass revenues at western resorts were 5.2% higher year-to-date, as of November 30, 2003. Our hotel booking pace for the ski season is approximately $2.1 million behind the pace of our bookings at the same time last year. The conference business is soft at the Western resorts, our destination resorts, resulting from the soft economy affecting corporate spending. However, we believe the decreased hotel booking pace is reflective of a general trend in the leisure industry toward late to last-minute customer booking patterns.

                    American Skiing Company and Subsidiaries

Real Estate Operations:

         The components of real estate operations are as follows:
--------------------------------------------------------------------------------
                                       13 weeks ended
                                  --------------------------------  ------------
                                    10/27/02        10/26/03        Variance
                                  --------------- ------------------------------
     Total real estate revenues   $      3,714    $      2,345      $  (1,369)
                                  --------------- ----------------  ------------

     Cost of real estate operations      3,576           1,658         (1,918)
     Depreciation and amortization         392             433             41
     Interest expense                    5,062           5,640            578
                                  --------------- ----------------  ------------
     Total real estate expenses          9,030           7,731         (1,299)
                                  --------------- ----------------  ------------

     Loss from real estate
        operations                $    (5,316)     $    (5,386)     $     (70)
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues decreased by $1.4 million in the 13 weeks ended October 26, 2003 when compared to the same period in Fiscal 2003, from $3.7 million to $2.3 million. This was primarily due to the decrease in revenues recognized on the closings of quartershare units at The Canyons due to the continuing disruptions related to our real estate restructuring efforts as well as weakening economic conditions.

         Our loss from real estate operations increased by $0.1 million, from $5.3 million in the 13 weeks ended October 27, 2002 to $5.4 million in the 13 weeks ended October 26, 2003. This was a result primarily of the following:

     (i)  $1.4 million decrease in revenues recognized as discussed above,
     (ii) $1.9 million decrease in cost of real estate operations resulting from decreased sales activity, and
     (iii)$0.6 million increase in interest expense resulting from an increase in debt balances and interest on certain debt being calculated using a higher default interest rate.

         Recent Trends: Sales volumes at our Grand Summit properties at Steamboat and The Canyons continue to decrease. We believe that this is primarily related to the continuing disruptions related to our real estate restructuring efforts, as well as weak economic conditions. We have recently announced that Grand Summit will sell most or all of its remaining quartershare unit inventory at The Canyons at an auction in February 2004.

         Benefit from income taxes. The benefit from income taxes was $0 in both the 13 weeks ended October 27, 2002 and the 13 weeks ended October 26, 2003. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

         Accretion of discount and dividends on mandatorily redeemable preferred stock. The dividends on mandatorily redeemable preferred stock for the 13 weeks ended October 27, 2002 were $8.9 million. For the 13 weeks ended October 26, 2003, accretion of discount and dividends on mandatorily redeemable preferred stock of $10.2 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense due to the adoption of SFAS No. 150. This increase of the accretion is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Recently Issued Accounting Standards

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all of the classes of preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on

                    American Skiing Company and Subsidiaries

the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 weeks ended October 26, 2003, $10.2 million of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 weeks ended October 27, 2002, approximately $8.9 million of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 27, 2003, as filed with the Securities and Exchange Commission on October 27, 2003.

                                     Item 4
                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. No change occurred in the Company's internal controls over financial reporting during the quarter ended October 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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



                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

         On January 3, 2003, the Company received arbitration demands from two former executive employees, Hernan Martinez and Peter Tomai. Messrs. Martinez and Tomai each alleged that they resigned from their employment with us for "good reason" under the terms of their executive employment agreements with us, and that accordingly they are entitled to severance payments equal to one year's salary ($300,000 and $225,000, respectively) and certain other severance benefits, including the maintenance of health insurance for six months following the termination of their employment. We contested the existence of "good reason" for their termination of their employment and disputed our liability for the severance payments and other benefits. Arbitrations were conducted in each of these matters in late June and early July 2003. In September 2003, we received notice of judgment in our favor with regards to each of these matters. These arbitration awards are final and non-appealable.

                                     Item 2
                    Changes in Securities and Use of Proceeds
         None.

                    American Skiing Company and Subsidiaries


                                     Item 3
                         Defaults upon Senior Securities

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

         The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20.0 million by September 30, 2003. As a result, the Subordinated Construction Loan also was in default. We have been advised by the lenders under the Construction Loan Facility that they intend to waive payment default and amend certain terms of the Senior Construction Loan in a manner favorable to Grand Summit, but those waivers have not yet been reduced to written agreement and there can be no assurance that they will be so reduced or that the lenders will not accelerate the remaining balance due thereunder or exercise any of their other rights as a result of the payment default.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

         On August 26, 2003, the Company held its 2002 Annual Meeting of its shareholders to approve:

     o    The election of the Company's Board of Directors; and
     o The ratification of KPMG as the Company's independent auditors for the 2003 fiscal year.

         The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company's proxy statement with respect to the Annual Meeting was re-elected in its entirety.

         The results of the Annual Meeting were as follows:

                                Board Election:

                               Voting For          Voting Against or         Abstaining          Broker Non-Votes
                                                        Withheld
William J. Fair               14,800,056(1)             389,024                  0                      0
David Hawkes                  14,810,221(1)             378,859                  0                      0
Paul Wachter                  14,696,421(1)             492,659                  0                      0
Leslie B. Otten               14,760,530(2)                0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
Gordon Gillies                14,760,530(2)                0                     0                      0
Alexandra Hess                14,760,530(2)                0                     0                      0
Robert Branson                14,760,530(2)                0                     0                      0
Edward Dardani                 150,000(3)                  0                     0                      0
Steven Gruber                  150,000(3)                  0                     0                      0
Jay Crandall                   150,000(3)                  0                     0                      0
William Janes                  150,000(3)                  0                     0                      0

(1) Messrs. Fair, Hawkes and Wachter were elected by the holders of the Company's Common Stock.
(2) Messrs. Otten, Gillies and Branson and Ms. Hess were elected by the holders of the Company's Class A Common Stock.
(3) Messrs. Dardani, Gruber, Crandall and Janes were elected by the holders of the Company's Series B Preferred Stock.

                    American Skiing Company and Subsidiaries

                              Ratification of KPMG:
                               Voting For            Voting Against          Abstaining          Broker Non-Votes
                          --------------------- ----------------------- -------------------- ------------------------
Common Stock                   14,994,260               137,600                57,220                   0
Class A Common Stock           14,760,530                  0                     0                      0
Series C-1 Preferred Stock         40,000(1)               0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
10 1/2% Series A Preferred
Stock                                   0(2)               0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
Total All Classes              69,493,190(1) (2)        137,600                57,220                   0

(1)  The Series C-1  Preferred  Stock votes  together  with  Common  Stock on an
     "as-if-converted" basis. The 40,000 shares of Series C-1 Preferred Stock, together with accrued and unpaid dividends, had a voting right equal to 39,738,400 shares of Common Stock as of the date of the Stockholders
     Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.
(2)  The 10 1/2% Series A Preferred Stock votes together with Common Stock on an
     "as-if-converted"  basis.  The 36,626  shares of 10 1/2% Series A Preferred
     Stock, together with accrued and unpaid dividends, had a voting right equal to 3,869,170 shares of Common Stock as of the date of the Stockholders
     Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

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

b) Reports on Form 8-K

         None.

                    American Skiing Company and Subsidiaries


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         American Skiing Company
Date:  December 10, 2003

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