Form 10-Q
period 2004-01-25
AMERICAN SKIING CO /ME
filed 2004-03-10
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended January 25, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of February 22, 2004.

                               Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the 13 weeks ended January 26, 2003 and January 25, 2004 (unaudited)..........3

         Condensed Consolidated Statements of Operations for the 26 weeks ended January 26, 2003 and January 25, 2004 (unaudited)..........4

         Condensed Consolidated Balance Sheets as of July 27, 2003
              and January 25, 2004 (unaudited).................................5

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended January 26, 2003 and January 25, 2004 (unaudited)..........8

         Notes to Condensed Consolidated Financial Statements (unaudited)......9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         Executive Summary....................................................18

         General..............................................................19

         Real Estate Credit Agreement Defaults................................19

         Liquidity and Capital Resources......................................19

         Results of Operations................................................25

Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk...............................................29

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 1.  Legal Proceedings....................................................29

Item 2.  Changes in Securities, Use of Proceeds, and
              Issuer Purchases of Equity Securities...........................30

Item 3.  Defaults Upon Senior Securities......................................30

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 5.  Other Information....................................................31

Item 6.  Exhibits and Reports on Form 8-K.....................................32

Part I - Financial Information
                           Item 1 Financial Statements

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                          13 weeks ended         13 weeks ended
                                         January 26, 2003       January 25, 2004
                                           (unaudited)             (unaudited)
    Net revenues:
         Resort                         $          98,961       $        92,904
         Real estate                                1,325                10,056
                                        -----------------       ----------------
            Total net revenues                    100,286               102,960
                                        -----------------       ----------------

    Operating expenses:
         Resort                                    65,794                62,410
         Real estate                                1,898                 8,538
         Marketing, general and
              administrative                       16,552                20,490
         Depreciation and amortization             11,449                10,631
                                        -----------------       ----------------
            Total operating expenses               95,693               102,069
                                        -----------------       ----------------

    Income from operations                          4,593                   891
    Interest expense, net                          12,042                22,580
                                        -----------------       ----------------

    Net loss                                       (7,449)              (21,689)

    Accretion of discount and dividends
         on mandatorily redeemable
         preferred stock                           (9,243)                    -

                                        -----------------       ----------------
    Net loss available to common
         shareholders                   $         (16,692)      $       (21,689)
                                        =================       ================

    Accumulated deficit, beginning of
         period                         $        (472,150)      $      (556,321)

    Net loss available to common
         shareholders                             (16,692)              (21,689)
                                        -----------------       ----------------

    Accumulated deficit, end of period  $        (488,842)      $      (578,010)
                                        =================       ================

    Basic and diluted net loss per
         common share:
    Net loss available to common
         shareholders                   $          (0.53)       $        (0.68)
                                        =================       ================

    Weighted average common shares
         outstanding - basic and diluted       31,724,141            31,738,183



     See accompanying notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Operations
               (In thousands, except share and per share amounts)
                                          26 weeks ended         26 weeks ended
                                         January 26, 2003       January 25, 2004
                                            (unaudited)            (unaudited)
    Net revenues:
         Resort                         $         115,872       $       109,032
         Real estate                                5,039                12,401
                                        -----------------       ----------------
           Total net revenues                     120,911               121,433
                                        -----------------       ----------------

    Operating expenses:
         Resort                                    88,294                84,935
         Real estate                                5,474                10,196
         Marketing, general and
           administrative                          26,585                30,770
         Restructuring charges                          -                   137
         Depreciation and amortization             13,865                12,934
                                        -----------------       ----------------
           Total operating expenses               134,218               138,972
                                        -----------------       ----------------

    Loss from operations                          (13,307)              (17,539)
    Interest expense, net                          24,316                45,408
                                        -----------------       ----------------

    Net loss                                      (37,623)              (62,947)

    Accretion of discount and dividends
         on mandatorily redeemable
         preferred stock                          (18,174)                    -

                                        -----------------       ----------------
    Net loss available to common
         shareholders                   $         (55,797)      $       (62,947)
                                        =================       ================

    Accumulated deficit, beginning of
         period                         $        (433,045)      $      (515,063)

    Net loss available to common
         shareholders                             (55,797)              (62,947)
                                        -----------------       ----------------

    Accumulated deficit, end of period  $        (488,842)      $      (578,010)
                                        =================       ================

    Basic and diluted net loss per
         common share:
    Net loss available to common
         shareholders                   $          (1.76)       $        (1.98)
                                        =================       ================

    Weighted average common shares
         outstanding - basic and diluted       31,724,141            31,738,183






     See accompanying notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                         July 27, 2003         January 25, 2004
                                          (unaudited)             (unaudited)
    Assets
    Current assets
        Cash and cash equivalents       $           6,596       $        14,636
        Restricted cash                             3,829                 4,496
        Accounts receivable, net                    5,862                 9,974
        Inventory                                   3,653                 7,240
        Prepaid expenses                            3,326                 6,840
        Deferred income taxes                       7,300                 7,300
        Other current assets                          978                   928
                                        -----------------       ----------------
          Total current assets                     31,544                51,414

    Property and equipment, net                   372,926               366,757
    Real estate developed for sale                 48,234                40,478
    Intangible assets, net                          7,058                 6,893
    Deferred financing costs, net                   6,705                 5,344
    Other assets                                    8,838                 8,559
                                        -----------------       ----------------
          Total assets                  $         475,305       $       479,445
                                        =================       ================


                            (continued on next page)

     See accompanying notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)


                                         July 27, 2003         January 25, 2004
                                          (unaudited)             (unaudited)
    Liabilities, Mandatorily Redeemable
         Preferred Stock, and
         Shareholders' Deficit
    Current liabilities
         Current portion of long-term
            debt                        $         138,610       $        97,114
         Current portion of subordinated
            notes and debentures                    1,466                 1,466
     Accounts payable and other current
            liabilities                            53,058                83,500
     Deposits and deferred revenue                  9,723                42,571
     Mandatorily Redeemable Convertible
            10 1/2% Series A Preferred
            Stock, par value of $0.01 per
            share; 40,000 shares authorized;
            36,626 shares issued and
            outstanding, including cumulative
            dividends (redemption value of
            $70,212)                                    -                70,212
                                        -----------------       ----------------
              Total current liabilities           202,857               294,863

     Long-term debt, excluding current
         portion                                   60,178                83,557
     Subordinated notes and debentures,
         excluding current portion                140,095               141,157
     Other long-term liabilities                    3,471                 3,503
     Deferred income taxes                          7,300                 7,300
     Mandatorily Redeemable 8 1/2%
         Series B Preferred Stock;
         150,000 shares authorized,
         issued and outstanding
         (redemption value of $0)                       -                     -
     Mandatorily Redeemable Convertible
         Participating 12% Series C-1
         Preferred Stock, par value of
         $0.01 per share; 40,000 shares
         authorized, issued and
         outstanding, including
         cumulative dividends
         (redemption value of $53,148)                  -                52,605
     Mandatorily Redeemable 15%
         Nonvoting Series C-2 Preferred
         Stock, par value of $0.01 per
         share; 139,453 shares
         authorized, issued and
         outstanding, including
         cumulative dividends
         (redemption value of $198,687)                 -               196,702
     Mandatorily Redeemable Nonvoting
         Series D Participating Preferred
         Stock, par value of $0.01 per
         share; 5,000 shares authorized;
         no shares issued or outstanding                -                     -
                                        -----------------       ----------------
              Total liabilities                   413,901               779,687
                                        -----------------       ----------------

     Mandatorily Redeemable Convertible
         10 1/2% Series A Preferred
         Stock, par value of $0.01 per
         share; 40,000 shares authorized;
         36,626 shares issued and
         outstanding, including
         cumulative dividends
         (redemption value of $66,663)             66,663                     -
     Mandatorily Redeemable 8 1/2% Series
         B Preferred Stock; 150,000
         shares authorized, issued and
         outstanding (redemption value
         of $0)                                         -                     -
     Mandatorily Redeemable Convertible
         Participating 12% Series C-1
         Preferred Stock, par value of
         $0.01 per share; 40,000 shares
         authorized, issued and
         outstanding, including
         cumulative dividends (redemption
         value of $50,105)                         49,520                     -
     Mandatorily Redeemable 15% Nonvoting
         Series C-2 Preferred Stock, par
         value of $0.01 per share; 139,453
         shares authorized, issued and
         outstanding, including cumulative
         dividends (redemption value of
         $184,621)                                182,516                     -
     Mandatorily Redeemable Nonvoting
         Series D Participating Preferred
         Stock, par value of $0.01 per
         share; 5,000 shares authorized;
         no shares issued or outstanding                -                     -

     Shareholders' Deficit
         Common stock, Class A, par value
            of $0.01 per share; 15,000,000
            shares authorized; 14,760,530
            shares issued and outstanding             148                   148
         Common stock, par value of $0.01
            per share; 100,000,000 shares
            authorized; 16,977,653 shares
            issued and outstanding                    170                   170
        Additional paid-in capital                277,450               277,450
        Accumulated deficit                      (515,063)             (578,010)
                                        -----------------       ----------------
            Total shareholders' deficit          (237,295)             (300,242)
                                        -----------------       ----------------
            Total liabilities,
               mandatorily redeemable
               preferred stock, and
               shareholders' deficit    $         475,305       $       479,445
                                        =================       ================


     See accompanying notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                          26 weeks ended        26 weeks ended
                                         January 26, 2003     January, 25, 2004
                                           (unaudited)           (unaudited)
     Cash flows from operating
          activities
     Net loss                           $         (37,623)      $       (62,947)
     Adjustments to reconcile net loss
            to net cash provided by
            operating activities:
          Depreciation and amortization            15,549                12,934
          Amortization of deferred
            financing costs,
            amortization of original
            issue discount, and accretion
            of discount and dividends on
            mandatorily redeemable preferred
            stock                                     189                22,918
          Non-cash interest on junior
            subordinated notes                        764                   848
          Gain from sale of assets                   (486)                 (302)
          Decrease (increase) in assets:
            Restricted cash                           246                  (667)
            Accounts receivable, net                 (177)               (4,112)
            Inventory                              (3,305)               (3,587)
            Prepaid expenses                       (2,304)               (3,514)
            Real estate developed for sale          2,661                 7,756
            Other assets                           (5,418)                  206
          Increase in liabilities:
            Accounts payable and other
               current liabilities                 20,116                30,440
            Deposits and deferred revenue          30,388                32,848
            Other long-term liabilities             2,234                    32
                                        -----------------       ----------------
               Net cash provided by
                 operating activities              22,834                32,853
                                        -----------------       ----------------

     Cash flows from investing
         activities
            Capital expenditures                   (5,833)               (6,623)
            Proceeds from sale of
              assets                                  705                   451
                                        -----------------       ----------------
               Net cash used in
                 investing activities              (5,128)               (6,172)
                                        -----------------       ----------------

     Cash flows from financing
         activities
            Proceeds from resort senior
              credit facilities                    53,434                31,301
            Repayment of resort senior
              credit facilities                   (65,449)              (45,443)
            Repayment of long-term debt              (944)               (1,172)
            Proceeds from real estate
              debt                                  6,353                 3,667
            Repayment of real estate
              debt                                 (3,088)               (6,994)
            Payment of deferred financing
              costs                                  (490)                    -
                                        -----------------       ----------------
               Net cash used in
                 financing activities             (10,184)              (18,641)
                                        -----------------       ----------------

     Net increase in cash and cash
          equivalents                               7,522                 8,040
     Cash and cash equivalents,
          beginning of period                       6,924                 6,596
                                        -----------------       ----------------
     Cash and cash equivalents, end
          of period                     $          14,446       $        14,636
                                        =================       ================

     Supplemental disclosure of cash
          flow information:
            Accretion of discount and
              dividends on mandatorily
              redeemable preferred
              stock                     $          18,174       $             -
     Cash paid for interest                        22,036                22,820

     See accompanying notes to Condensed Consolidated Financial Statements.

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

     Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs losses related to resort operations during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 27, 2003 (Fiscal 2003) filed with the Securities and Exchange Commission on October 27, 2003. The accompanying condensed consolidated financial statements reflect adjustments and reclassifications made to the unaudited quarterly financial information presented in Note 20 of the Company's Fiscal 2003 Form 10-K.

2.  Significant Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, long-lived asset valuation, realizability and useful lives, and realizability of deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's significant accounting policies:

Property and Equipment
     Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its resort operating assets during the second and third quarters of the Company's fiscal year.

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

     As of July 27, 2003 and January 25, 2004, other intangible assets consist of the following (in thousands):

       ------------------------------------------------------------------
                                     July 27, 2003       January 25, 2004
       ------------------------------------------------------------------
       Definite-lived Intangible
         Assets:
           Lease agreements       $         1,853     $            1,853
           Less accumulated
             amortization                    (288)                  (318)
                                  ----------------    -------------------
                                            1,565                  1,535

       Indefinite-lived
         Intangible Assets:
           Trade names                        170                    170
           Water rights                     5,323                  5,188
                                  ----------------    -------------------
       Intangible Assets, net     $         7,058                  6,893
                                  ================    ===================

       ------------------------------------------------------------------

     Amortization expense related to intangible assets was approximately $14,000 for both the 13 weeks ended January 26, 2003 and the 13 weeks ended January 25, 2004 and approximately $29,000 for both the 26 weeks ended January 26, 2003 and the 26 weeks ended January 25, 2004. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Stock Option Plan
     Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options may be granted at an exercise price as determined by the Compensation Committee. At January 25, 2004, the Company has outstanding options to purchase 3,821,187 shares at a weighted average exercise price of $4.25 under the Plan, which has not changed since July 27, 2003.

     During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through January 25, 2004 in connection with options exercised. The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of January 25, 2004. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 weeks ended January 26, 2003 and January 25, 2004 and the 26 weeks ended January 26, 2003 and January 25, 2004, the Company recognized no stock compensation expense relating to these options.

    The following table summarizes information about the stock options outstanding under the Plan as of January 25, 2004:


    ---------------------------------------------------------------------------------------------
                                     Weighted
                                     Average
       Range of                     Remaining        Weighted                       Weighted
       Exercise                    Contractual        Average                        Average
        Prices      Outstanding  Life (in years)   Exercise Price   Exercisable   Exercise Price
    ---------------------------------------------------------------------------------------------
        $0.72            25,000        7.4         $         0.72        25,000   $          0.72
     1.75 - 2.50      1,420,337        6.1                   2.11     1,371,003              2.11
     3.00 - 4.00      1,449,250        6.1                   3.17     1,321,750              3.19
     7.00 - 8.75        735,750        4.7                   7.19       733,050              7.19
    14.19 - 18.00       190,850        3.7                  17.55       190,850             17.55
                    -----------                                     -----------
                      3,821,187        5.7         $         4.25     3,641,653   $          4.33
                    ===========                                     ===========


    ---------------------------------------------------------------------------------------------

     The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company's Plan, consistent with the provisions of SFAS No. 148, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

     -------------------------------------------------------------------------------------------------------
                              13 weeks ended       13 weeks ended       26 weeks ended        26 weeks ended
                                January26,           January 25,          January 26,           January 25,
                                   2003                 2004                 2003                  2004
     -------------------------------------------------------------------------------------------------------
     Net loss available to
      common shareholders
       As reported             $    (16,692)        $    (21,689)        $    (55,797)        $     (62,947)
       Stock-based employee
        compensation determined
        under fair-value method
        for all awards, net of
        tax                            (158)                 (55)                (202)                 (174)
                               -------------        -------------        -------------        --------------
       Pro forma               $    (16,850)        $    (21,744)        $    (55,999)        $     (63,121)
                               =============        =============        =============        ==============
     Basic and diluted net
      loss per common share
       As reported             $      (0.53)        $      (0.68)        $      (1.76)        $       (1.98)
       Pro forma                      (0.53)               (0.69)               (1.77)                (1.99)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants during the 13 and 26 weeks ended January 26, 2003 or the 13 and 26 weeks ended January 25, 2004.

Recently Issued Accounting Standards
     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is implemented prospectively and restatement is not permitted. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all classes of mandatorily redeemable preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 and 26 weeks ended January 25, 2004, $10.6 million and $20.8 million, respectively, of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 and 26 weeks ended January 26, 2003, approximately $9.2 million and $18.2 million of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

Reclassifications
     Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

3.  Net Income (Loss) per Common Share

     Net income (loss) per common share for the 13 and 26 weeks ended January 26, 2003 and January 25, 2004, respectively, was determined based on the following data (in thousands):

     -------------------------------------------------------------------------------------------------------------------------
                                                       13 weeks ended     13 weeks ended     26 weeks ended     26 weeks ended
                                                      January 26, 2003   January 25, 2004   January 26, 2003   January 25, 2004
     -------------------------------------------------------------------------------------------------------------------------
                       Loss
     Income (loss) from operations before accretion
       of discount and dividends on mandatorily
       redeemable preferred stock                     $        (7,449)   $       (21,689)   $       (37,623)   $       (62,947)
     Accretion of discount and dividends on
       mandatorily redeemable preferred stock                  (9,243)                 -            (18,174)                 -
                                                      ----------------   ----------------   ----------------   ----------------
     Income (loss) from operations                    $       (16,692)   $       (21,689)   $       (55,797)   $       (62,947)
                                                      ================   ================   ================   ================

                          Shares
     Weighted average common shares outstanding -
       basic and diluted                                       31,724             31,738             31,724             31,738
                                                      ================   ================   ================   ================


     As of January 26, 2003 and January 25, 2004, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of January 26, 2003 and January 25, 2004, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% preferred stock (Series A Preferred Stock) and 40,000 shares of its mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of January 26, 2003 and January 25, 2004, these convertible preferred shares would convert into approximately 41,489,000 and 46,624,000 shares of common stock, respectively. For the 13 and 26 weeks ended January 26, 2003 and January 25, 2004, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,891,179 and 3,821,187 options outstanding to purchase shares of its common stock under the Plan as of January 26, 2003 and January 25, 2004, respectively. These stock options are excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments, resorts and real estate. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):

                                               13 weeks ended     13 weeks ended     26 weeks ended      26 weeks ended
                                              January 26, 2003   January 25, 2004   January 26, 2003    January 25, 2004
     -------------------------------------------------------------------------------------------------------------------
       Revenues:
            Resort                            $         98,961   $         92,904   $        115,872    $       109,032
            Real estate                                  1,325             10,056              5,039             12,401
                                              ----------------   ----------------   ----------------    ----------------
       Total                                  $        100,286   $        102,960   $        120,911    $       121,433
                                              ================   ================   ================    ================

       Income (loss) from operations:
            Resort                            $         (1,282)  $        (17,701)  $        (26,140)   $       (53,573)
            Real estate                                 (6,167)            (3,988)           (11,483)            (9,374)
                                              -----------------  ----------------   ----------------    ----------------
       Total                                  $         (7,449)  $        (21,689)  $        (37,623)   $       (62,947)
                                              =================  ================   ================    ================


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

     The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility with a current maximum principal amount of $17.0 million and bears interest at a default interest rate equal to the Fleet National Bank Base Rate plus 6.0% (10.0% as of January 25, 2004).

     o Tranche B is a term loan facility with a maximum principal amount of $25.0 million and bears interest at a default interest rate equal to 29% per annum.

     o Tranche C is a term loan facility with a maximum principal amount of $12.0 million and bears interest at a default interest rate equal to 29% per annum. Interest accrued is added to the principal balance of Tranche C and is compounded semi-annually.

     On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet National Bank (Fleet) and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the Real Estate Term Facility, with the establishment of a new entity to hold the assets of Resort Properties which are pledged as collateral under the Real Estate Term Facility and certain other assets. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The Real Estate Term Facility remains in default pending completion of these negotiations. As of January 25, 2004, the principal balance outstanding, including accrued and unpaid interest, under the Real Estate Term Facility was $78.2 million, which is presented as a current liability in the accompanying condensed consolidated balance sheet.

     There is no assurance that negotiations with the lenders will be successfully completed. Furthermore, regardless of the outcome of this proposed restructuring, the Company may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of the Company's developable real estate, including substantially all of the developable residential real estate at The Canyons along with certain core village real estate at Killington, and the stock of the Company's real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that the Company may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.5 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of the Company's hotel development subsidiary, Grand Summit), and other customary secured creditor remedies. As of January 25, 2004, the carrying value of the total assets that collateralized the $78.2 million Real Estate Term Facility and the Company's $40.8 million real estate construction loan facilities described below was approximately $108.0 million. This collateral includes $77.7 million of Grand Summit assets pledged under the Company's $40.8 million real estate construction loan facilities.

Grand Summit

     The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility (Senior Construction Loan) between Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000. The Company used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility".

     The Senior Construction Loan has an outstanding principal balance of $30.6 million as of January 25, 2004 and was in default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20.0 million by September 30, 2003. As a result, the Subordinated Construction Loan also was in default. Effective December 31, 2003, Grand Summit and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waive the above referenced defaults, relax the timing of mandatory principal amortization requirements, provide additional liquidity to support ongoing sales and marketing activities of the remaining units at The Canyons Grand Summit and Steamboat Grand hotels, and allow an auction to be held for the remaining units at The Canyons Grand Summit Hotel. The amendments also require that Grand Summit pay the lenders a $175,000 default waiver fee from the proceeds of the auction to satisfy the previous default of not reducing the Senior Construction Loan balance to $30.0 million by June 29, 2003.

     The Senior Construction Loan principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $77.7 million as of January 25, 2004, which in turn comprise substantial assets of the Company's business). The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $30.6 million as of January 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of January 25, 2004). The principal balance outstanding under the Subordinated Construction Loan was approximately $10.2 million as of January 25, 2004 and is due on November 30, 2007. The interest rate on the funds advanced is 20%.

     Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of the remaining unsold quarter and eighth share units and commercial units occurring subsequent to repayment. Grand Summit and the lenders also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. Finally, under the Senior Construction Loan, as amended, the following maximum principal balances must be outstanding as of the following dates:

      June 30, 2004                                    $19,000,000
      September 30, 2004                               $18,000,000
      December 31, 2004                                $17,000,000
      March 31, 2005                                   $14,000,000
      June 30, 2005                                    $12,000,000
      September 30, 2005                               $11,000,000
      December 31, 2005                                $10,000,000
      March 31, 2006                                   $ 5,000,000
      June 30, 2006                                    $          -

     In addition, the amendments to the Subordinated Construction Loan provided additional borrowing availability of approximately $0.6 million for a maximum borrowing capacity of $10.6 million. The Subordinated Construction Loan will continue to bear interest at 20%, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated
Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date of November 30, 2007.

     In late February 2004, an auction was held to sell substantially all of the remaining units at The Canyons Grand Summit hotel. Closings are still in process and are expected to close in March 2004. Grand Summit expects to receive proceeds from auction presales, the auction, and post auction sales of approximately $15.6 million, of which $10.0 million will be used to pay down the Senior Construction Loan, $4.5 million will be used for Grand Summit's future working capital needs, and $1.1 million will be used to pay commissions and closing costs.

American Skiing Company

     The Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan). The Resort Senior Credit Facility is secured by substantially all the assets of the Company (except for the stock of Resort Properties and other real estate subsidiaries) and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility. The Resort Senior Credit Facility consists of the following:

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

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

     The Revolving Credit Facility, Tranche A Term Loan and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% payable monthly (7.25% as of January 25, 2004). The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% payable monthly (12.25% as of January 25, 2004) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places an annual limit on the Company's capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.

     As of January 25, 2004, the Company had $13.5 million, $25.0 million, $5.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. As of January 25, 2004, the Company had $26.2 million available for future borrowings under the Revolving Credit Facility. As of January 25, 2004, the Company had $0.3 million of L/C's issued under the Resort Senior Credit Facility.

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

     Under the indenture governing our 12% senior subordinated notes (the Senior Subordinated Notes), ASC is prohibited from paying cash dividends or making other distributions to its shareholders.

7.  Phantom Equity Plan

     The Company has established the American Skiing Company Phantom Equity Plan (the "LTIP"), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in this plan. Participants are entitled to a cash payment on awards granted under the LTIP, upon a Valuation Event, as defined, or in certain cases to the extent vested upon termination of employment. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event and generally vest over a four or five-year term as determined by the Compensation Committee. A Valuation Event is any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined. Compensation expense will be estimated and recorded based on the probability of the Company achieving a Valuation Event. During the 13 and 26 weeks ended January 25, 2004, the Company recorded a charge of approximately $0.1 million and $0.2 million, respectively, which is included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.7 million is included in other long-term liabilities in the January 25, 2004 condensed consolidated balance sheet.

8.  Commitments and Contingencies

     As previously reported in the Company's Form 10-K filed on October 27, 2003 with the Securities and Exchange Commission, the Company entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort. The Company later determined that the sale of its Heavenly resort more closely achieved the Company's restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort. On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in federal district court in Denver, alleging breach of contract resulting from the Company's refusal to close on the proposed sale of the Steamboat resort. The suit seeks both monetary damages resulting from the breach and specific performance of the contract. On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants. On December 31, 2002, the Colorado State District Court issued summary judgment in the Company's favor and against Triple Peaks, confirming that the damages the Company owes Triple Peaks under the contract are limited to $500,000. On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

     On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in the Company's favor, finding that the agreement between the Company and Triple Peaks did not, under the circumstances of the Company's refusal to close, limit damages to $500,000. The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for the Company's refusal to close.

     The Company has filed a Request for Rehearing with the Colorado Court of Appeals, which request is currently pending. If the Company's request is denied, the Company plans to appeal the judgment of the Court of Appeals to the Colorado Supreme Court and will continue to assert that damages under the agreement are limited to $500,000. The Company has accrued an amount in the accompanying consolidated balance sheet that it deems appropriate. It is possible that the estimated accrual could change significantly due to the inherent uncertainty of litigation and the wide range of possible outcomes. If the decision of the Court of Appeals is upheld and leads to a verdict in favor of Triple Peaks granting either summary judgment or significant monetary damages, or both, the result could have a material adverse impact on the financial position, results of operations, and liquidity of the Company.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

     Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); the payment default under our Real Estate Term Facility and its effects on the results and operations of our real estate segment; any redemption of or legal requirement to redeem our Series A Preferred Stock; failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; a final determination against the Company in the Steamboat litigation which leads to material monetary damages or an order for specific performance for sale of the Steamboat resort; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonality of the business; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the impact of global warming on long and short-term weather patterns and on ski conditions at our resorts; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Executive Summary

     We are organized as a holding company and operate through various subsidiaries. We are one of the largest operators of alpine ski and snowboard resorts in the United States. We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations. We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels. We manage our operations in two business segments, ski resort operations and mountainside real estate development.

     Our resort operating strategies include taking advantage of multi-resort network, increasing our revenue per skier, increasing brand awareness and customer loyalty, expanding our sales and marketing efforts by selecting a single advertising agency to provide services nationwide, continuing to focus on cost management, and improving our hotel occupancy and operating margins. Our current year results have been affected by challenging weather conditions in the eastern resorts. This has been partially offset by favorable snow conditions at our western resorts and a company-wide increase in our season pass revenues.

     We continue to have discussions with our lenders to restructure our Real Estate Term Facility aimed towards establishing a new entity to hold our real estate development assets. During the thirteen weeks ended January 25, 2004, we have been successful in amending our real estate construction loan facilities. Subsequent to January 25, 2004, an auction was held to sell the remaining units at The Canyons Grand Summit hotel.

General

     The following is our discussion and analysis of financial condition and results of operations for the 13 and 26 weeks ended January 25, 2004. As you read the material below, we urge you to carefully consider our Fiscal 2003 Annual Report on Form 10-K filed on October 27, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

     The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20 million by September 30, 2003. As a result, Grand Summit was also in default under its $10.0 million Subordinated Construction Loan with Textron and various lenders. Effective December 31, 2003, Grand Summit and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements, provide additional liquidity to support ongoing sales and marketing activities of the remaining units at The Canyons Grand Summit and Steamboat Grand hotels, and allow an auction to be held for the remaining units at The Canyons Grand Summit hotel. The amendments also require that Grand Summit pay the lenders a $175,000 default waiver fee from the proceeds of the auction to satisfy the previous default of not reducing the Senior Construction Loan balance to $30 million by June 29, 2003.

     See "Liquidity and Capital Resources - Real Estate Liquidity - Construction Loan Facility" below for further discussion of the terms of the amendments to the Construction Loan Facility.

Liquidity and Capital Resources

Short-Term

     Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our Fiscal 2004 capital improvement program, and servicing our debt. Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

     As described below, we entered into a new $91.5 million senior secured loan facility (the Resort Senior Credit Facility) on February 14, 2003 and used our initial borrowings to refinance the prior resort senior credit facility.

     Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding on our Resort Senior Credit Facility as of January 25, 2004 was approximately $63.6 million.

     Real estate development and real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and the resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit. As of January 25, 2004, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $77.7 million. The total debt outstanding on the Construction Loan Facility as of January 25, 2004 was approximately $40.8 million. See "Real Estate Liquidity - Real Estate Term Facility" and "Real Estate Liquidity - Construction Loan Facility" below.

     In late February 2004, an auction was held to sell substantially all of the remaining units at The Canyons Grand Summit hotel. Closings are still in process and are expected to close in March 2004. Grand Summit expects to receive proceeds from auction presales, the auction, and post auction sales of approximately $15.6 million, of which $10.0 million will be used to pay down the

Senior Construction Loan, $4.5 million will be used for Grand Summit's future working capital needs, and $1.1 million will be used to pay commissions and closing costs.

Resort Liquidity

     We entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a new $91.5 million senior secured loan facility (Resort Senior Credit Facility). The Resort Senior Credit Facility is secured by substantially all of our holding company assets, excluding the stock of Resort Properties and other real estate subsidiaries, and the assets of our resort operating subsidiaries. Resort Properties and its subsidiaries are not guarantors of the Resort Senior Credit Facility nor are their assets pledged as collateral under the Resort Senior Credit Facility.

     The Resort Senior Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued. As of January 25, 2004, we had approximately $13.5 million borrowed on this facility and approximately $0.3 million of outstanding L/Cs, leaving us $26.2 million in availability.

     o Tranche A Term Loan - $25.0 million borrowed as of January 25, 2004, $0 availability;

     o Supplemental Term Loan - $5.1 million borrowed as of January 25, 2004, $0 availability; and

     o Tranche B Term Loan - $20.0 million borrowed as of January 25, 2004, $0 availability.

     The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25%, payable monthly (7.25% as of January 25, 2004). The Supplemental Term Loan requires principal payments of approximately $1.0 million on January 15 and July 15 of each year, with a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0%, payable monthly (12.25% as of January 25, 2004) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our annual capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity, and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the Resort Senior Credit Facility also restrict our ability to pay cash dividends on or redeem our common and preferred stock.

     As of February 22, 2004, we had $0, $25.0 million, $5.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of February 22, 2004, we had approximately $0.3 million in outstanding L/Cs with approximately $39.7 million available for future borrowings under the Revolving Credit Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of Fiscal 2004.

     We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes, we have limited access to alternate sources of funding.

     The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through the end of its second fiscal quarter on January 25, 2004. However, weather conditions at our eastern resorts in the second and third fiscal quarters of 2004 have not been favorable, and our results of operations at those resorts for such periods have been below management's expectations. Accordingly, the Company's ability to meet the financial covenants of the Resort Senior Credit Facility for its third fiscal quarter will be dependent upon the return of operating revenues to historical levels and there can be no assurance that the Company will continue to meet all of its financial covenants under the Resort Senior Credit Facility. The length of the ski operating season at the Company's eastern resorts will also impact the Company's operating results for the third fiscal quarter.

     Our significant debt levels affect our liquidity. As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures, and acquisitions is significantly limited, outside of any availability under the Resort Senior Credit Facility. Furthermore, our Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness, and restrictions on the issuance of preferred stock.

Real Estate Liquidity

     To fund working capital and fund its real estate development plan, Resort Properties relies primarily on unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Resort Properties historically relied on the net proceeds from the sale of real estate developed for sale, the Real Estate Term Facility, and the Construction Loan Facility. A substantial portion of our developable real estate and the commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are pledged to the lenders under the Real Estate Term Facility.

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

     The Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility with a current maximum principal amount of $17.0 million which bears interest at a variable rate equal to the Fleet National Bank Base Rate plus 2.0% (payable monthly in arrears). As a result of the default, the default interest rate on Tranche A is the Fleet National Bank Base Rate plus 6.0% (10.0% as of January 25, 2004). Prior to the default, mandatory principal reductions were required in certain prescribed percentages ranging from 50% to 75% of net proceeds from any future sales of undeveloped parcels. Prior to the default, the remaining principal amount outstanding under Tranche A was scheduled to be paid in full on June 30, 2003.

     o Tranche B is a term loan facility that has a maximum principal amount of $25.0 million, bears interest at a fixed rate of 18% per annum (10% per annum is payable monthly in arrears and the remaining 8% per annum accrues, is added to the principal balance of Tranche B, and bears interest at 18% per annum, compounded annually). As a result of the default, the default interest rate on Tranche B is 29% per annum. Mandatory principal payments on Tranche B of $10.0 million were due on each of December 31, 2003 and June 30, 2004. Prior to the default, the remaining $5.0 million of principal and all accrued and unpaid interest on Tranche B was scheduled to be paid in full on December 31, 2004.

     o Tranche C is a term loan facility that has a maximum principal amount of $12.0 million, bears interest at an effective rate of 29% per annum and, prior to the default, was scheduled to mature on December 31, 2005. As a result of the default, the default interest rate on Tranche C is 29% per annum. Accrued interest is added to the principal balance of Tranche C and is compounded semi-annually.

     On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing efforts with the lenders are aimed towards a restructuring of the facility with the establishment of a new entity to hold the assets of Resort Properties' which are pledged as collateral under the facility. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

     There is no assurance that negotiations with the lenders will be successfully completed. Furthermore, regardless of the outcome of this proposed restructuring, we may lose control of assets pledged as collateral under the facility and future access to value creation from these real estate assets. A substantial portion of our developable real estate, including substantially all of the developable residential real estate at The Canyons along with certain core village real estate at Killington, and the stock of our real estate development subsidiaries (including Grand Summit) is pledged to Fleet and the lenders under the facility. The commercial core units at the Sundial Lodge at The Canyons and the Mount Snow Grand Summit Hotel in Vermont are also pledged to Fleet and the lenders. The Grand Summit unit inventory does not secure the Real Estate Term Facility, although the pledge of the stock of Grand Summit to secure the Real Estate Term Facility means that we may lose control of the Grand Summit unit inventory to the lenders under the Real Estate Term Facility. Other remedies available to the lenders include, but are not limited to, setoff of cash collateral amounts in Resort Properties' name held at Fleet in the amount of approximately $1.5 million, foreclosure of real and personal property owned by Resort Properties and pledged to the lenders (including all of the capital stock of Grand Summit), and other customary secured creditor remedies. As of January 25, 2004, the carrying value of the total assets that collateralized the $78.2 million Real Estate Term Facility and the Company's $40.8 million real estate construction loan facilities was approximately $108.0 million. This collateral includes $77.7 million of Grand Summit assets pledged under the Company's $40.8 million real estate construction loan facilities.

     As of January 25, 2004, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $11.8 million, $41.8 million, and $24.6 million, respectively.

     As of February 22, 2004, the principal balances outstanding, including accrued and unpaid interest, under Tranches A, B and C of the Real Estate Term Facility were $11.8 million, $42.4 million, and $25.2 million, respectively.

Construction Loan Facility: We conduct substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash Bear Peak, which are primarily financed through the $110 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10 million Subordinated Construction Loan. Together they comprise the Construction Loan Facility. We used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.

     The Senior Construction Loan of Grand Summit was also in payment default as of June 29, 2003 due to the failure by Grand Summit to reduce the principal balance outstanding to a maximum of $30.0 million as required under the terms of the agreement. In addition, the Senior Construction Loan further required that the loan be reduced to a maximum of $25.0 million by June 30, 2003 and to $20.0 million by September 30, 2003. As a result, the Subordinated Construction Loan also was in default. Effective December 31, 2003, Grand Summit and Textron entered into amendments to the Senior Construction Loan and the Subordinated Construction Loan. The terms of the revised agreements waive the above referenced defaults, relax mandatory principal amortization requirements, provide additional liquidity to support ongoing sales and marketing activities of the remaining units at The Canyons Grand Summit and Steamboat Grand hotels, and allow an auction to be held for the remaining units at The Canyons Grand Summit hotel. The amendments also require that Grand Summit pays the lenders a $175,000 default waiver fee from the proceeds of the auction to satisfy the previous default of not reducing the Senior Construction Loan balance to $30 million by June 29, 2003.

     As of January 25, 2004, the amount outstanding under the Senior Construction Loan was $30.6 million and there were no borrowings available under this facility. The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. This facility is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries (although it is collateralized by substantial assets of Grand Summit, having a total book value of $77.7 million as of January 25, 2004, which in turn comprise substantial assets of our real estate business). The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $30.6 million as of January 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of January 25, 2004). The Canyons portion of the Senior Construction Loan was repaid during March 2003 from proceeds from quartershare unit sales.

     The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% of such interest will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The amendments to the Subordinated Construction Loan provided additional borrowing availability of approximately $0.6 million for a maximum borrowing capacity of $10.6 million. The maturity date for funds advanced under the Subordinated Construction Loan, as amended, is November 30, 2007. The principal balance outstanding under the Subordinated Construction Loan was approximately $10.2 million as of January 25, 2004 and $0.4 million was available under this facility. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

     The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

      June 30, 2004                                    $19,000,000
      September 30, 2004                               $18,000,000
      December 31, 2004                                $17,000,000
      March 31, 2005                                   $14,000,000
      June 30, 2005                                    $12,000,000
      September 30, 2005                               $11,000,000
      December 31, 2005                                $10,000,000
      March 31, 2006                                   $ 5,000,000
      June 30, 2006                                    $         -

     As of February 22, 2004, the amount outstanding under the Senior Construction Loan was $29.8 million and there were no borrowings available under this facility. As of February 22, 2004, the amount outstanding under the Subordinated Construction Loan was $10.6 million and there were no borrowings available under this facility.

     In addition, in late February 2004, an auction was held to sell substantially all of the remaining units at The Canyons Grand Summit hotel. Closings are still in process and are expected to close in March 2004. Grand Summit expects to receive proceeds from auction presales, the auction, and post auction sales of approximately $15.6 million, of which $10.0 million will be used to pay down the Senior Construction Loan, $4.5 million will be used for Grand Summit's future working capital needs, and $1.1 million will be used to pay commissions and closing costs.

Series A Preferred Stock Redemption

     We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $70.2 million as of January 25, 2004. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $62 million, to the extent that we had funds legally available for that redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of our Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain of our records. We will continue to assess our obligations with respect to the requirements of the redemption provisions of our Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations, and financial condition.

     We are not permitted to redeem our Series A Preferred Stock under the terms of our Resort Senior Credit Facility and the terms of the indenture governing our Senior Subordinated Notes. If any redemption occurs or the holders of our Series A Preferred Stock obtain and seek to enforce a final judgment against us that is not paid, discharged or stayed, this could result in an event of default under those debt instruments, and the lenders and holders of that debt could declare all amounts outstanding to be due and payable immediately. If we are required to redeem all or any portion of our Series A Preferred Stock, either as a result of a court judgment or otherwise, we would have to consider seeking an amendment or waiver of the terms of the Resort Senior Credit Facility and the indenture governing the Senior Subordinated Notes, selling material assets or operations, refinancing our indebtedness and our Series A Preferred Stock, seeking to raise additional debt or equity capital, delaying capital expenditures and other investments in our business and/or restructuring our indebtedness and preferred stock. No assurance can be given that we would be successful in taking any of these steps or that we would have the necessary liquidity or assets to effect any redemption of our Series A Preferred Stock and any indebtedness required to be repaid. As a result, any redemption of, or legal requirement to redeem, our Series A Preferred Stock could have a material adverse effect on us.

Long-Term

     Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For Fiscal 2004, we anticipate our annual maintenance capital needs to be approximately $8.5 million (through January 25, 2004, the Company has expended approximately $6.6 million). There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

     We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2004 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for Fiscal 2004.

     We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our Resort Senior Credit Facilty, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes, we have limited access to alternate sources of funding.

                              Results of Operations
     For the 13 weeks ended January 26, 2003 compared to the 13 weeks ended January 25, 2004

Resort Operations:

     The components of resort operations for the 13 weeks ended January 26, 2003 and January 25, 2004 are as follows (in thousands):

 ------------------------------------------------------------------------------
                                          13 Weeks ended
                                  -------------------------------  ------------
                                      1/26/03         1/25/04        Variance
                                  --------------- ---------------  ------------

     Total resort revenues        $    98,961     $    92,904      $  (6,057)
                                  --------------- ---------------  ------------

     Cost of resort operations         65,794          62,410         (3,384)
     Marketing, general and
      administrative                   16,552          20,490          3,938
     Depreciation and amortization     10,981          10,197           (784)
     Interest expense                   6,916          17,508         10,592
                                  --------------- ---------------  ------------
     Total resort expenses            100,243         110,605         10,362
                                  --------------- ---------------  ------------

     Loss from resort operations  $    (1,282)    $   (17,701)    $  (16,419)
                                  =============== ===============  ============

 ------------------------------------------------------------------------------

     Resort revenues were approximately $6.1 million, or 6.1%, lower in the 13 weeks ended January 25, 2004 when compared to the 13 weeks ended January 26, 2003. This is a result of a decrease of approximately 16% in skier visits at our eastern resorts due to extremely challenging weather conditions. This included warmer than normal weather conditions in November which required us to delay planned opening dates, followed by alternating record snowfalls and record rains in early December, rain over the Christmas - New Year's holiday period, and unrelenting sub-zero temperatures and wind on weekends in January. We are unable to predict future weather patterns or the impact that weather patterns may have on our results of operations or visitation.

     The decrease in revenues in the east were partially offset by an increase of approximately 2% in skier visits at our western resorts due to good early season snowfall, near record snowfall in December, and a company-wide increase of approximately $1.8 million in season pass revenues for the 13 weeks ended January 25, 2004. Despite the overall decrease in skier visits in the east, we have implemented certain initiatives at all of our resorts that have increased ticket yield per skier visit and increased other on-mountain revenue per skier visit over the comparable period in Fiscal 2003.

     Resort operating expenses (including marketing, general and administrative) for the 13 weeks ended January 25, 2004 were approximately $5.9 million higher than the same period of Fiscal 2003, primarily as a result of the following:

     (i) $10.6 million increase in interest expense due primarily to $10.6 million of accretion of discount and dividends on mandatorily redeemable preferred stock for the 13 weeks ended January 25, 2004 that is now classified as interest expense due to the adoption of SFAS No. 150, whereas these amounts were classified as accretion of discount and dividends on mandatorily redeemable preferred stock for the 13 weeks ended January 26, 2003;
     (ii) $3.4 million decrease in cost of resort operations due to lower volume of skier visits and implemented cost savings, which resulted in payroll savings of approximately $2.1 million;
     (iii) $4.0 million increase in marketing, general and administrative costs due to increased costs associated with compliance with the Sarbanes-Oxley Act, continuation of building a corporate human resource group, and an increase due to accruals associated with our Phantom Equity Plan and other legal matters, offset by a decrease in marketing costs; and
     (iv)      $0.8 million decrease in depreciation.

     Recent Trends: For the four weeks ended February 22, 2004, our revenues are approximately $2.0 million ahead of the same period in Fiscal 2003. Our resorts experienced increased skier visits during the Presidents' Day holiday weekend due to moderating weather conditions in the east. As of February 22, 2004, our hotel booking pace for the remainder of the ski season is approximately $0.3 million behind the pace of our bookings at the same time last year. As discussed above, our season pass revenue for the remainder of the season will continue to significantly pace ahead of the comparable period of Fiscal 2003.

     The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through the end of its second fiscal quarter on January 25, 2004. However, weather conditions at our eastern resorts in the second and third fiscal quarters of 2004 have not been favorable, and our results of operations at those resorts for such periods have been below management's expectations. Accordingly, the Company's ability to meet the financial covenants of the Resort Senior Credit Facility for its third fiscal quarter will be dependent upon the return of operating revenues to historical levels, and there can be no assurance that the Company will be able to meet all of the financial covenants under the Resort Senior Credit Facility. The length of the ski operating season at the Company's eastern resorts will also impact the Company's operating results for the third fiscal quarter.

Real Estate Operations:

     The components of real estate operations are as follows:

 ------------------------------------------------------------------------------
                                              13 weeks ended
                                 --------------------------------  ------------
                                     1/26/03          1/25/04        Variance
                                 --------------- ----------------  ------------

     Total real estate revenues  $     1,325     $     10,056      $    8,731
                                 --------------- ----------------  ------------

     Cost of real estate
      operations                       1,898            8,538           6,640
     Depreciation and
      amortization                       468              434             (34)
     Interest expense                  5,126            5,072             (54)
                                 --------------- ----------------  ------------

     Total real estate expenses        7,492           14,044           6,552
                                 --------------- ----------------  ------------

     Loss from real estate
      operations                 $    (6,167)    $     (3,988)     $    2,179
                                 =============== ================  ============

 ------------------------------------------------------------------------------

     Real estate revenues increased by $8.7 million in the 13 weeks ended January 25, 2004 when compared to the same period in Fiscal 2003, from $1.3 million to $10.1 million. This was primarily due to the sale of three parcels at our Steamboat resort for $8.9 million and an increase of approximately $0.3 million of Steamboat unit sales, offset by a decrease of approximately $0.7 million in revenues recognized on the closings of quartershare units at The Canyons due to the announcement of the auction for the remaining units at The Canyons Grand Summit Hotel described below and the expectation that lower prices would be available at the auction.

     Our loss from real estate operations decreased by $2.2 million, from $6.2 million in the 13 weeks ended January 26, 2003 to $4.0 million in the 13 weeks ended January 25, 2004. This was a result primarily of the following:

     (i)      $8.7 million increase in revenues recognized as discussed above,
     (ii) $6.6 million increase in cost of real estate operations resulting from the sale of the three parcels at Steamboat, and
     (iii)    $0.1 million   decrease  in  interest  expense  and  depreciation
              and amortization.

     Recent Trends: In late February 2004, an auction was held to sell substantially all of the remaining units at The Canyons Grand Summit hotel. Grand Summit expects to receive proceeds from auction presales, the auction, and post auction sales of approximately $15.6 million, which will result in a gain of approximately $6.8 million. These sales are expected to close in March 2004. Sales volumes at our Grand Summit property at Steamboat continue to decrease. We believe that this is primarily related to the continuing disruptions related to our real estate restructuring efforts and a continuing decline of the real estate market for these types of units.

Benefit from income taxes:

     We recorded no benefit from income taxes for either the 13 weeks ended January 26, 2003 or the 13 weeks ended January 25, 2004. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Accretion of discount and dividends on mandatorily redeemable preferred stock:

     The dividends on mandatorily redeemable preferred stock for the 13 weeks ended January 26, 2003 were $9.2 million. For the 13 weeks ended January 25, 2004, accretion of discount and dividends on mandatorily redeemable preferred stock of $10.6 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense in resort operations due to the adoption of SFAS No. 150. This increase of the accretion is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.



                              Results of Operations
     For the 26 weeks ended January 26, 2003 compared to the 26 weeks ended January 25, 2004

Resort Operations:

     The components of resort operations for the 26 weeks ended January 26, 2003 and January 25, 2004 are as follows (in thousands):

 ------------------------------------------------------------------------------
                                            26 Weeks ended
                                  -------------------------------  ------------
                                       1/26/03         1/25/04        Variance
                                  --------------- ---------------  ------------

    Total resort revenues         $    115,872    $    109,032    $     (6,840)
                                  --------------- ---------------  ------------

    Cost of resort operations           88,294          84,935          (3,359)
    Marketing, general and
     administrative                     26,585          30,770           4,185
    Restructuring charges                    -             137             137
    Depreciation and amortization       13,005          12,067            (938)
    Interest expense                    14,128          34,696          20,568
                                  --------------- ---------------  ------------
    Total resort expenses              142,012         162,605          20,593
                                  --------------- ---------------  ------------

    Loss from resort operations   $    (26,140)   $    (53,573)        (27,433)
                                  =============== ===============  ============


 ------------------------------------------------------------------------------

     Resort revenues were approximately $6.8 million, or 5.9%, lower in the 26 weeks ended January 25, 2004 when compared to the 26 weeks ended January 26, 2003. As mentioned previously, this is a result of a decrease in skier visits at our eastern resorts due to extremely challenging weather conditions. Revenues also decreased due to lower summer visits caused by poor weather and a soft economy. These decreases were partially offset by an increase in skier visits at our western resorts due to good early season snowfall, near record snowfall in December, and a company-wide increase of approximately $1.8 million in season pass revenues.

     Resort operating expenses (including marketing, general and administrative) for the 26 weeks ended January 25, 2004 were approximately $16.1 million higher than the same period of Fiscal 2003, primarily as a result of the following:

     (i) $20.6 million increase in interest expense due primarily to $20.8 million of accretion of discount and dividends on mandatorily redeemable preferred stock for the 26 weeks ended January 25, 2004 that is now classified as interest expense due to the adoption of SFAS No. 150, whereas these amounts were classified as accretion of discount and dividends on mandatorily redeemable preferred stock for the 26 weeks ended January 26, 2003;
     (ii) $3.4 million decrease in cost of resort operations due to lower volumes of revenues and due to implemented cost savings, which resulted in payroll savings of approximately $2.2 million;
     (iii) $4.2 million increase in marketing, general and administrative costs due to increased costs associated with compliance with the Sarbanes-Oxley Act, continuation of building a corporate human resource group, and an increase due to accruals associated with our Phantom Equity Plan and other legal matters, offset by a decrease in marketing costs;
     (iv)      $0.1 million increase in  restructuring  charges;  and
     (v)       $0.9  million  decrease  in  depreciation.

Real Estate Operations:

     The components of real estate operations are as follows:

 ------------------------------------------------------------------------------
                                          26 weeks ended
                                 --------------------------------  ------------
                                     1/26/03          1/25/04        Variance
                                 --------------- ----------------  ------------

     Total real estate revenues  $     5,039     $     12,401      $    7,362
                                 --------------- ----------------  ------------

     Cost of real estate
      operations                       5,474           10,196           4,722
     Depreciation and
      amortization                       860              867               7
     Interest expense                 10,188           10,712             524
                                 --------------- ----------------  ------------
     Total real estate expenses       16,522           21,775           5,253
                                 --------------- ----------------  ------------

     Loss from real estate
      operations                 $    (11,483)   $     (9,374)    $     2,109
                                 =============== ================  ============

 ------------------------------------------------------------------------------

     Real estate revenues increased by $7.4 million in the 26 weeks ended January 25, 2004 when compared to the same period in Fiscal 2003, from $5.0 million to $12.4 million. This was primarily due to the sale of three parcels at our Steamboat resort for $8.9 million and an increase of $1.2 million in closing of unit sales at Steamboat, offset by a decrease of $3.1 in revenues recognized on the closings of quartershare units at The Canyons due to the announcement of the auction for the remaining units at The Canyons Grand Summit Hotel in February 2004, continuing disruptions related to our real estate restructuring efforts, and weakening economic conditions.

     Our loss from real estate operations decreased by $2.1 million, from $11.5 million in the 26 weeks ended January 26, 2003 to $9.4 million in the 26 weeks ended January 25, 2004. This was a result primarily of the following:

     (i)      $7.4 million increase in revenues recognized as discussed above,
     (ii) $4.7 million increase in cost of real estate operations resulting from the sale of the three parcels at Steamboat, and
     (iii) $0.5 million increase in interest expense resulting from an increase in debt balances.

Benefit from income taxes:

     We recorded no benefit from income taxes for either the 26 weeks ended January 26, 2003 or the 26 weeks ended January 25, 2004. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Accretion of discount and dividends on mandatorily redeemable preferred stock:

     The dividends on mandatorily redeemable preferred stock for the 26 weeks ended January 26, 2003 were $18.2 million. For the 26 weeks ended January 25, 2004, accretion of discount and dividends on mandatorily redeemable preferred stock of $20.8 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense due to the adoption of SFAS No. 150. This increase of the accretion is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Recently Issued Accounting Standards:

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is implemented prospectively and restatement is not permitted. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all of the classes of mandatorily redeemable preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 weeks and 26 weeks ended January 25, 2004, $10.6 million and $20.8 million, respectively, of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 weeks and 26 weeks ended January 26, 2003 approximately $9.2 million and $18.2 million, respectively, of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

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

(b) Changes in internal controls over financial reporting. No change occurred in the Company's internal controls over financial reporting during the quarter ended January 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

     As previously reported in the Company's Form 10-K filed on October 27, 2003 with the Securities and Exchange Commission, the Company entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort. The Company later determined that the sale of its Heavenly resort more closely achieved the Company's restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort. On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in federal district court in Denver, alleging breach of contract resulting from the Company's refusal to close on the proposed sale of the Steamboat resort. The suit seeks both monetary damages resulting from the breach and specific performance of the contract. On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants. On December 31, 2002, the Colorado State District Court issued summary judgment in the Company's favor and against Triple Peaks, confirming that the damages the Company owes Triple Peaks under the contract are limited to $500,000. On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

     On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in the Company's favor, finding that the agreement between the Company and Triple Peaks did not, under the circumstances of the Company's refusal to close, limit damages to $500,000. The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for the Company's refusal to close.

     The Company has filed a Request for Rehearing with the Colorado Court of Appeals, which request is currently pending. If the Company's request is denied, the Company plans to appeal the judgment of the Court of Appeals to the Colorado Supreme Court and will continue to assert that damages under the agreement are limited to $500,000. The Company has accrued an amount in the accompanying consolidated balance sheet that it deems appropriate. It is possible that the estimated accrual could change significantly due to the inherent uncertainty of litigation and the wide range of possible outcomes. If the decision of the Court of Appeals is upheld and leads to a verdict in favor of Triple Peaks granting either summary judgment or significant monetary damages, or both, the result could have a material adverse impact on the financial position, results of operations, and liquidity of the Company.

                                     Item 2
      Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     None.

                                     Item 3
                         Defaults upon Senior Securities

     On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On November 22, 2002, Resort Properties entered into a forbearance agreement with the lenders whereby the lenders agreed to not pursue additional foreclosure remedies and to cease publication of foreclosure notices for a 30-day period. Although this 30-day period has expired, management continues discussions with Fleet and the other lenders regarding a restructuring of this facility, and Fleet and the other lenders have not exercised any further foreclosure remedies since the expiration of the forbearance agreement. Management's ongoing restructuring efforts with the lenders are aimed towards a restructuring of the facility with the establishment of a new entity to hold the assets of Resort Properties which are pledged as collateral under the facility. The equity in the new entity is expected to be held by a combination of the lenders under the facility and Resort Properties. The facility remains in default pending completion of these negotiations.

                                     Item 4
               Submission of Matters to a Vote of Security Holders

     On January 14, 2004, the Company held its 2003 Annual Meeting of its shareholders to approve:

     o        The election of the Company's Board of Directors; and
     o The ratification of KPMG LLP as the Company's independent auditors for the 2004 fiscal year.

     The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company's proxy statement with respect to the Annual Meeting was re-elected in its entirety.

     The results of the Annual Meeting were as follows:

                                 Board Election:

                    Voting For  Voting Against or  Abstaining  Broker Non-Votes
                                    Withheld
William J. Fair    15,443,966(1)    478,012            0              0
David Hawkes       15,442,029(1)    479,949            0              0
Paul Wachter       15,433,316(1)    488,662            0              0
Leslie B. Otten    14,760,530(2)       0               0              0
                   -------------------------------------------------------------
Gordon Gillies     14,760,530(2)       0               0              0
Alexandra Hess     14,760,530(2)       0               0              0
Robert Branson     14,760,530(2)       0               0              0
Edward Dardani        150,000(3)       0               0              0
Steven Gruber         150,000(3)       0               0              0
Jay Crandall          150,000(3)       0               0              0
William Janes         150,000(3)       0               0              0

(1) Messrs. Fair, Hawkes and Wachter were elected by the holders of the Company's common stock.
(2) Messrs. Otten, Gillies and Branson and Ms. Hess were elected by the holders of the Company's Class A common stock.
(3) Messrs. Dardani, Gruber, Crandall and Janes were elected by the holders of the Company's Series B preferred stock.

                               Ratification of KPMG LLP:

                      Voting For    Voting Against  Abstaining  Broker Non-Votes
Common Stock           15,712,180        169,223        40,575            0
Class A Common
 Stock                 14,760,530           0             0               0
Series C-1 Preferred
 Stock                     36,586(1)        0             0               0
                      ---------------------------------------------------------
10 1/2% Series A
Preferred Stock                 0(2)        0             0               0
                      ---------------------------------------------------------
Total All Classes      68,293,121(1)(2)  169,223        40,575            0

(1) The Series C-1 preferred stock votes together with common stock on an "as-if-converted" basis. The 36,586 shares of Series C-1 preferred stock, which were voted at the meeting, together with accrued and unpaid dividends, had a voting right equal to 37,820,411 shares of common stock as of the date of the Annual Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

(2) The 10 1/2% Series A preferred stock votes together with common stock on an "as-if-converted" basis. The 36,626 shares of 10 1/2% Series A preferred stock, together with accrued and unpaid dividends, had a voting right equal to 4,008,715 shares of common stock as of the date of the Annual Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

                                     Item 5
                                Other Information

     There have been no material changes in the procedures by which security holders may recommend nominees to the Company's board of directors.

                                     Item 6
                        Exhibits and Reports on Form 8-K
a) Exhibits

     Included herewith are the following exhibits:

Exhibit No.       Description

4.1 Seventh Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of December 31, 2003.

4.2 Third Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of December 31, 2003.

10.1 Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of September 1, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

          The Company filed a report on Form 8-K on November 3, 2003 announcing its Fiscal 2003 Year End Results.

          The Company filed a report on Form 8-K on December 10, 2003 announcing its Fiscal 2004 First Quarter Results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   American Skiing Company
Date:  March 10, 2004

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