Form 10-Q
period 2004-04-25
AMERICAN SKIING CO /ME
filed 2004-06-09
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended April 25, 2004
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________ to ____________.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of May 30, 2004.

                    American Skiing Company and Subsidiaries

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 13 weeks ended April 27, 2003 and
            April 25, 2004 (unaudited).........................................3

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 39 weeks ended April 27, 2003 and
            April 25, 2004 (unaudited).........................................4

         Condensed Consolidated Balance Sheets as of July 27, 2003
            and April 25, 2004 (unaudited).....................................5

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended April 27, 2003 and April 25, 2004 (unaudited)................7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         General..............................................................20

         Real Estate Term Facility Restructuring..............................21

         Liquidity and Capital Resources......................................21

         Results of Operations................................................25

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.................................................29

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 1.  Legal Proceedings....................................................29

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of
            Equity Securities.................................................30

Item 3.  Defaults Upon Senior Securities......................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................30

                    American Skiing Company and Subsidiaries


Part I - Financial Information

                           Item 1 Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
     Accumulated Deficit (In thousands, except share and per share amounts)
                                                                                 13 weeks ended         13 weeks ended
                                                                                 April 27, 2003         April 25, 2004
                                                                                  (unaudited)            (unaudited)
    Net revenues:
         Resort                                                                  $    122,129           $     128,099
         Real estate                                                                    5,614                  17,571
                                                                               -------------------    -------------------
              Total net revenues                                                      127,743                 145,670
                                                                               -------------------    -------------------

    Operating expenses:
         Resort                                                                        60,903                  61,737
         Real estate                                                                    4,941                  11,696
         Marketing, general and administrative                                         13,600                  13,758
         Restructuring and asset impairment                                              (160)                      -
         Write-off of deferred financing costs                                          2,761                       -
         Depreciation and amortization                                                 11,335                  11,203
                                                                               -------------------    -------------------
              Total operating expenses                                                 93,380                  98,394
                                                                               -------------------    -------------------

    Income from operations                                                             34,363                  47,276
    Interest expense, net                                                              11,825                  22,770
                                                                               -------------------    -------------------

    Net income                                                                         22,538                  24,506

    Accretion of discount and dividends on mandatorily redeemable
       preferred                                                                       (9,567)                      -
                                                                               -------------------    -------------------
    Net income available to common shareholders                                  $     12,971           $      24,506
                                                                               ===================    ===================
    Accumulated deficit, beginning of period                                     $   (488,842)          $    (578,010)

    Net income available to common shareholders                                        12,971                  24,506
                                                                               -------------------    -------------------
    Accumulated deficit, end of period                                           $   (475,871)          $    (553,504)
                                                                               ===================    ===================

    Basic earnings per common share:
    Net income available to common shareholders                                  $      0.41            $       0.77
                                                                               ===================    ===================

    Weighted average common shares outstanding - basic                             31,724,141              31,738,183

    Diluted earnings per common share:
    Net income available to common shareholders                                  $      0.21            $       0.35
                                                                               ===================    ===================

    Weighted average common shares outstanding - diluted                           69,513,533              74,256,868



     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries


         Condensed Consolidated Statements of Operations and Changes in
                              Accumulated Deficit

               (In thousands, except share and per share amounts)
                                                                                 39 weeks ended         39 weeks ended
                                                                                 April 27, 2003         April 25, 2004
                                                                                  (unaudited)            (unaudited)
    Net revenues:
         Resort                                                                $   238,001            $   237,131
         Real estate                                                                10,653                 29,972
                                                                               -------------------    -------------------
              Total net revenues                                                   248,654                267,103
                                                                               -------------------    -------------------

    Operating expenses:
         Resort                                                                    149,197                146,672
         Real estate                                                                10,415                 21,892
         Marketing, general and administrative                                      40,185                 44,528
         Restructuring and asset impairment charges                                   (160)                   137
         Write-off of deferred financing costs                                       2,761                      -
         Depreciation and amortization                                              25,201                 24,137
                                                                               -------------------    -------------------
              Total operating expenses                                             227,599                237,366
                                                                               -------------------    -------------------

    Income from operations                                                          21,055                 29,737
    Interest expense, net                                                           36,140                 68,178
                                                                               -------------------    -------------------

    Net loss                                                                       (15,085)               (38,441)

    Accretion of discount and dividends on mandatorily redeemable
       preferred stock                                                             (27,741)                     -
                                                                               -------------------    -------------------
    Net loss available to common shareholders                                  $   (42,826)           $   (38,441)
                                                                               ===================    ===================

Accumulated deficit, beginning of period                                       $  (433,045)           $  (515,063)

    Net loss available to common shareholders                                      (42,826)               (38,441)
                                                                               -------------------    -------------------

    Accumulated deficit, end of period                                         $  (475,871)           $  (553,504)
                                                                               ===================    ===================

    Basic and diluted net loss per common share:
    Net loss available to common shareholders                                  $    (1.35)            $     (1.21)
                                                                               ===================    ===================

    Weighted average common shares outstanding - basic and diluted              31,724,141             31,738,183



     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                         July 27, 2003          April 25, 2004
                                          (unaudited)             (unaudited)
Assets
Current assets
     Cash and cash equivalents           $    6,596             $   10,328
     Restricted cash                          3,829                  6,398
     Accounts receivable, net                 5,862                  6,449
     Inventory                                3,653                  3,526
     Prepaid expenses                         3,326                  3,586
     Deferred income taxes                    7,300                  5,679
     Other current assets                       978                    957
                                       -----------------      ------------------
           Total current assets              31,544                 36,923

Property and equipment, net                 372,926                356,342
Real estate developed for sale               48,234                 31,110
Intangible assets, net                        7,058                  6,379
Deferred financing costs, net                 6,705                  4,680
Other assets                                  8,838                  8,766
                                       -----------------      ------------------
           Total assets                  $  475,305             $  444,200
                                       =================      ==================


                            (continued on next page)



     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                Condensed Consolidated Balance Sheets (continued)
               (In thousands, except share and per share amounts)
                                                                                          July 27, 2003          April 25, 2004
                                                                                           (unaudited)             (unaudited)
Liabilities, Mandatorily Redeemable Preferred Stock, and Shareholders' Deficit
Current liabilities
     Current portion of long-term debt                                                    $  138,610             $   77,427
     Current portion of subordinated notes and debentures                                      1,466                  1,466
     Accounts payable and other current liabilities                                           53,058                 74,585
     Deposits and deferred revenue                                                             9,723                  6,062
     Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of
        $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding,
        including cumulative dividends (redemption value of $72,071)                               -                 72,071
                                                                                         -----------------      ------------------
              Total current liabilities                                                      202,857                231,611

Long-term debt, net of current portion                                                        60,178                 79,012
Subordinated notes and debentures, excluding current portion                                 140,095                141,711
Other long-term liabilities                                                                    3,471                  3,502
Deferred income taxes                                                                          7,300                  5,679
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued
    and outstanding (redemption value of $0)                                                       -                      -
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock,
    par value of $0.01 per share; 40,000 shares authorized, issued and
    outstanding, including cumulative dividends (redemption value of $54,738)                      -                 54,218
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of
     $0.01 per share; 139,453 shares authorized, issued and outstanding,
     including cumulative dividends (redemption value of $206,117)                                 -                204,203
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of
    $0.01 per share; 5,000 shares authorized; no shares issued or outstanding                      -                      -
                                                                                         -----------------      ------------------
              Total liabilities                                                              413,901                719,936
                                                                                         -----------------      ------------------

Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including
    cumulative dividends (redemption value of $66,663)                                        66,663                      -
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued
    and outstanding (redemption value of $0)                                                       -                      -
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock,
    par value of $0.01 per share; 40,000 shares authorized, issued and
    outstanding, including cumulative dividends (redemption value of $50,105)                 49,520                      -
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of
     $0.01 per share; 139,453 shares authorized, issued and outstanding,
     including cumulative dividends (redemption value of $184,621)                           182,516                      -
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of
    $0.01 per share; 5,000 shares authorized; no shares issued or outstanding                      -                      -

Shareholders' deficit
     Common stock, Class A, par value of $0.01 per share; 15,000,000 shares
           authorized; 14,760,530 shares issued and outstanding                                  148                    148
     Common stock, par value of $0.01 per share; 100,000,000 shares authorized;
           16,977,653 shares issued and outstanding                                              170                    170
     Additional paid-in capital                                                              277,450                277,450
     Accumulated deficit                                                                    (515,063)              (553,504)
                                                                                         -----------------      ------------------
        Total shareholders' deficit                                                         (237,295)              (275,736)
                                                                                         -----------------      ------------------
        Total liabilities, mandatorily redeemable preferred stock, and shareholders'      $  475,305             $  444,200
                                                                                         =================      ==================


     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          39 weeks ended        39 weeks ended
                                                                                          April 27, 2003        April 25, 2004
                                                                                           (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                                                                                $   (15,085)           $   (38,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                         25,201                 24,137
       Amortization of deferred financing costs, amortization of original issue discount, and accretion of discount and dividends on mandatorily
           redeemable preferred stock                                                         3,486                 34,929
       Non-cash interest on junior subordinated notes                                         1,165                  1,290
       Non-cash compensation expense                                                            403                    291
                                                                                                                         -
       Write-off of deferred financing costs                                                  2,761                      -
       Gain from sale of assets                                                              (1,134)                  (405)
       Decrease (increase) in assets:
                  Restricted cash                                                            (5,737)                (2,569)
                  Accounts receivable, net                                                    2,839                   (587)
                  Inventory                                                                     561                    127
                  Prepaid expenses                                                             (462)                  (260)
                  Real estate developed for sale                                              5,320                 17,124
                  Other assets                                                               15,050                    345
       Increase (decrease) in liabilities:
                  Accounts payable and other current liabilities                             14,838                 21,527
                  Deposits and deferred revenue                                              (1,141)                (3,661)
                  Other long-term liabilities                                               (25,292)                  (260)
                                                                                        -------------------    ------------------
                    Net cash provided by operating activities                                22,773                 53,587
                                                                                        -------------------    ------------------
Cash flows from investing activities
       Capital expenditures                                                                  (6,177)                (7,462)
       Proceeds from sale of assets                                                           2,020                    741
                                                                                        -------------------    ------------------
                    Net cash used in investing activities                                    (4,157)                (6,721)
                                                                                        -------------------    ------------------
Cash flows from financing activities
      Proceeds from resort senior credit facilities                                         110,510                 36,108
      Repayment of resort senior credit facilities                                         (119,051)               (63,757)
      Repayment of long-term debt                                                            (2,699)                (3,287)
      Proceeds from real estate debt                                                          8,407                  5,901
      Repayment of real estate debt                                                          (6,138)               (18,099)
      Repayment of subordinated notes and debentures                                         (1,074)                     -
      Payment of deferred financing costs                                                    (3,991)                     -
                                                                                        -------------------    ------------------
                    Net cash used in financing activities                                   (14,036)               (43,134)
                                                                                        -------------------    ------------------

Net increase in cash and cash equivalents                                                     4,580                  3,732
Cash and cash equivalents, beginning of period                                                6,924                  6,596
                                                                                        -------------------    ------------------
Cash and cash equivalents, end of period                                                $    11,504            $    10,328
                                                                                        ===================    ==================

Supplemental disclosure of cash flow information:
Accretion of discount and dividends on mandatorily redeemable preferred stock           $    27,741            $         -
Cash paid for interest                                                                       31,386                 30,295









     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries



        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

         American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company operates in two business segments, resort operations and real estate operations. The Company's fiscal year is a fifty-two week or fifty-three week period ending `on the last Sunday of July. Fiscal 2004 and Fiscal 2003 are fifty-two week reporting periods, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs resort operating losses during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 27, 2003 (Fiscal 2003) filed with the Securities and Exchange Commission on October 27, 2003. The accompanying condensed consolidated financial statements reflect adjustments and reclassifications made to the unaudited quarterly financial information presented in Note 20 of the Company's Fiscal 2003 Form 10-K.

2.  Significant Accounting Policies

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowance for doubtful accounts, litigation reserves, insurance reserves, long-lived asset valuation, realizability and useful lives, and realizability of deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's significant accounting policies:

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its resort ski operating assets during the second and third quarters of the Company's fiscal year.

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

                    American Skiing Company and Subsidiaries

     As of July 27, 2003 and April 25, 2004, other intangible assets consist of the following (in thousands):
         ------------------------------------------------------------------
                                            July 27, 2003    April 25, 2004
         ------------------------------------------------------------------
         Definite-lived Intangible Assets:
           Lease agreements                 $   1,813         $    1,853
           Less accumulated amortization         (288)              (332)
                                          ---------------  ----------------
                                                1,565              1,521

         Indefinite-lived Intangible Assets:
           Trade names                            170                170
           Water rights                         5,323              4,688
                                         ----------------  ----------------
         Intangible Assets, net            $    7,058         $    6,379
                                         ================  ================

         ------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 for both the 13 weeks ended April 27, 2003 and the 13 weeks ended April 25, 2004 and approximately $44,000 for both the 39 weeks ended April 27, 2003 and the 39 weeks ended April 25, 2004. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Revenue Recognition
     Resort revenues include sales of lift tickets, tuition from ski schools, golf course and other recreational activities fees, sales from restaurants, bars and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which occurs during the Company's second and third fiscal quarters. The Company's remaining resort revenues are generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred, initial and continuing investments are adequate to demonstrate a commitment to pay for the property and no substantial continuing involvement exists. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Seasonality
         The Company's revenues are highly seasonal in nature. For Fiscal 2003, the Company realized approximately 87% of resort segment revenues and over 100% of resort segment operating income during the period from November through April. In addition, a significant portion of resort segment revenue and approximately 21% and 22% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in Fiscal 2003 and Fiscal 2004, respectively. The Company's resorts typically experience operating losses and negative cash flows for the period from May through November.

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

Stock Option Plan
         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its

                    American Skiing Company and Subsidiaries

subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options may be granted at an exercise price as determined by the Compensation Committee. At April 25, 2004, options to purchase 3,821,187 shares were outstanding at a weighted average exercise price of $4.25 under the Plan. No options have been granted, exercised, or forfeited since July 27, 2003.

         During Fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in Fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through April 25, 2004 in connection with options exercised. The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of April 25, 2004. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 weeks ended April 27, 2003 and April 25, 2004 and the 39 weeks ended April 27, 2003 and April 25, 2004, the Company recognized no stock compensation expense relating to these options.

         The following table summarizes information about the stock options outstanding under the Plan as of April 25, 2004:

------------------------------------------------------------------------------
                          Weighted
                          Average
                          Remaining    Weighted
Range of                  Contractual  Average                  Weighted
Exercise                  Life (in     Exercise                 Average
Prices      Outstanding   years)       Price     Exercisable    Exercise Price
--------------------------------------------------------------------------------
$0.72            25,000     7.2        $   0.72      25,000     $     0.72
1.75 - 2.50   1,420,337     5.9            2.11   1,371,003           2.11
3.00 - 4.00   1,449,250     5.9            3.17   1,321,750           3.19
7.00 - 8.75     735,750     4.5            7.19     733,050           7.19
14.19 - 18.00   190,850     3.5           17.55     190,850          17.55
             ------------                        ------------
              3,821,187     5.5        $   4.25   3,641,653     $     4.33
             ============                        ============
--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Plan, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                    American Skiing Company and Subsidiaries

         ------------------------------------------------------------------------------------------------------
                                                     13 weeks        13 weeks       39 weeks       39 weeks
                                                   ended April     ended April     ended April    ended April
                                                     27, 2003        25, 2004       27, 2003       25, 2004
         ------------------------------------------------------------------------------------------------------
         Net income (loss) available to
           common shareholders
              As reported                           $  12,971     $    24,506     $   (42,826)    $   (38,441)
              Stock-based employee compensation
                 determined under fair-value method
                 for all awards, net of tax              (157)            (87)           (359)           (261)
                                                  --------------- ---------------------------------------------
              Pro forma                             $  12,814      $   24,419     $   (43,185)    $   (38,702)
                                                  =============== =============================================
         Basic net income (loss) per common share
              As reported                           $   0.41       $    0.77      $    (1.35)     $    (1.21)
              Pro forma                                 0.40            0.77           (1.36)          (1.22)
         Diluted net income (loss) per common share
              As reported                           $   0.21       $    0.35      $    (1.35)     $    (1.21)
              Pro forma                                 0.20            0.35           (1.36)          (1.22)
         ------------------------------------------------------------------------------------------------------


         The diluted net income per common share for the 13 weeks ended April 27, 2003 has been restated to reflect the anti-dilution of the mandatorily redeemable convertible 10 1/2% Series A preferred stock (Series A Preferred Stock) and the add back of dividends for the as-if converted basis of the mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 13 and 39 weeks ended April 27, 2003 or the 13 and 39 weeks ended April 25, 2004.

Recently Issued Accounting Standards
         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is implemented prospectively and restatement is not permitted. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all classes of mandatorily redeemable preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 and 39 weeks ended April 25, 2004, $11.0 million and $31.8 million, respectively, of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 and 39 weeks ended April 27, 2003, approximately $9.6 million and $27.7 million of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

                    American Skiing Company and Subsidiaries

3.  Net Income (Loss) per Common Share

         Net income (loss) per common share for the 13 and 39 weeks ended April
27, 2003 and April 25, 2004, respectively, was determined based on the following data (in thousands):
    -----------------------------------------------------------------------------------------------------------------------
                                                          13 weeks ended  13 weeks ended   39 weeks ended      39 weeks ended
                                                          April 27, 2003  April 25, 2004   April 27, 2003       April 25,2004
    -----------------------------------------------------------------------------------------------------------------------
                       Income (Loss)
    Income (loss) from operations before accretion of
       discount and dividends on mandatorily redeemable
       preferred stock                                   $   22,538        $   24,506      $  (15,085)      $  (38,441)
    Accretion of discount and dividends on mandatorily
       redeemable preferred stock                            (9,567)                -         (27,741)               -
                                                         ----------------- --------------- ---------------- ---------------
    Income (loss) from operations                        $   12,971        $   24,506      $  (42,826)      $  (38,441)

    Accretion of Series C-1 Preferred Stock                   1,430             1,613               -                -
                                                         ----------------- --------------- ---------------- ---------------
    Adjusted net income on an as-if converted basis
      (diluted)                                          $   14,401        $   26,119      $    (42,826)    $  (38,441)
                                                         ================= =============== ================ ===============

                           Shares
    Weighted average common shares outstanding - basic       31,724            31,738            31,724         31,738
    Effect of dilutive securities:
         Series C-1 Preferred Stock                          37,790            42,519                 -              -
                                                         ----------------- --------------- ---------------- ---------------
    Weighted average common shares outstanding - diluted     69,514            74,257            31,724         31,738
                                                         ================= ================================================

    -----------------------------------------------------------------------------------------------------------------------

         As of April 27, 2003 and April 25, 2004, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of April 27, 2003 and April 25, 2004, the Company had 36,626 shares of its Series A Preferred Stock and 40,000 shares of its Series C-1 Preferred Stock outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of April 27, 2003 and April 25, 2004, these convertible preferred shares would convert into approximately 42,718,000 and 48,006,000 shares of common stock, respectively. For the 39 weeks ended April 27, 2003 and April 25, 2004, the common shares into which these preferred securities are convertible have not been included in the diluted share calculation as the impact of their inclusion would be anti-dilutive. For the 13 weeks ended April 27, 2003 and April 25, 2004, the Series C-1 Preferred Stock has been included since its inclusion is dilutive and the Series A Preferred Stock has not been included in the dilutive share calculation as the impact of its inclusion would be anti-dilutive. The diluted net income per common share for the 13 weeks ended April 27, 2003 has been restated to reflect the anti-dilution of Series A Preferred Stock and the add back of dividends for the as-if converted basis of Series C-1 Preferred Stock. The Company also had 3,891,179 and 3,821,187 options outstanding to purchase shares of its common stock under the Plan as of April 27, 2003 and April 25, 2004, respectively. These stock options are excluded from the diluted share calculation as the impact of their inclusion would be anti-dilutive.

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

                    American Skiing Company and Subsidiaries

       ---------------------------------------------------------------------------------------------------------
                                               13 weeks ended    13 weeks ended    39 weeks ended   39 weeks ended
                                               April 27, 2003    April 25, 2004    April 27, 2003   April 25, 2004
       ---------------------------------------------------------------------------------------------------------
       Revenues:
            Resort                             $ 122,129         $ 128,099         $ 238,001        $ 237,131
            Real estate                            5,614            17,571            10,653           29,972
                                               ---------------- ------------------------------------------------
       Total                                   $ 127,743         $ 145,670         $ 248,654        $ 267,103
                                               ================ ================================================

       Income (loss) from operations:
            Resort                             $  27,319         $  2,315          $   1,179        $ (29,258)
            Real estate                           (4,781)             191            (16,264)          (9,183)
                                               ---------------- ------------------------------------------------
       Total                                   $  22,538         $ 24,506          $ (15,085)       $ (38,441)
                                               ================ ================================================

       ---------------------------------------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated financial statements is as follows (in thousands):
         -----------------------------------------------------------------------
                                              July 27, 2003       April 25, 2004
         -----------------------------------------------------------------------
         Identifiable Assets:
           Resort                             $   349,300         $  336,878
           Real Estate                            116,972             99,956
                                               ----------------   --------------
                                              $   466,272         $  436,834
                                               ================   ==============
         Assets:
           Identifiable assets for segments   $   466,272         $  436,834
           Intangible and deferred income tax
              assets not allocated to segments      9,034              7,366
                                               ----------------   --------------
                 Total consolidated assets    $   475,305         $  444,200
                                               ================   ==============
         -----------------------------------------------------------------------

5.  Long-Term Debt

Resort Properties

         On March 30, 2002, the Company's real estate development subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties) failed to make a mandatory principal payment of $3.75 million under its real estate term facility (Real Estate Term Facility). Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility.

         As of April 25, 2004, the Real Estate Term Facility is comprised of three tranches, each with separate interest rates and maturity dates as follows:

     o Tranche A is a revolving facility with a maximum principal amount of $17.0 million and bears interest at a default interest rate equal to the Fleet National Bank Base Rate plus 6.0% (10.0% as of April 25,
          2004).

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

         On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the Real Estate Term Facility. Subsequent to the acceleration, management continued discussions with Fleet National Bank (Fleet) and the other lenders regarding a restructuring of this facility (See Note 10). As of April 25, 2004, the Real Estate Term Facility remained in default pending completion of these negotiations. As of April 25, 2004, the principal balance outstanding under the Real Estate Term Facility together with accrued and unpaid interest, was $81.5 million, which is presented as a current liability in the April 25, 2004 condensed consolidated balance sheet.

                    American Skiing Company and Subsidiaries

           As of April 25, 2004, the carrying value of the total assets that collateralized the $81.5 million Real Estate Term Facility and the Company's $30.4 million real estate construction loan facilities described below was approximately $96.0 million. This collateral includes $71.4 million of Grand Summit Resort Properties, Inc. (Grand Summit) assets pledged under the Company's $30.4 million real estate construction loan facilities.

         As discussed in Note 10, Resort Properties completed the restructuring of its Real Estate Term Facility on May 14, 2004.

Grand Summit

         The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit, a subsidiary of Resort Properties, owns the existing Grand Summit Hotel projects, which are primarily financed through a $110 million construction loan facility (Senior Construction
Loan) between Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000, which was increased to $10.6 million in December 2003. Grand Summit used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility".

     The Senior Construction Loan principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its subsidiaries, other than Grand Summit. Grand Summit has assets with a total book value of $71.4 million as of April 25, 2004, which collateralizes the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $19.8 million as of April 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of April 25, 2004). During the 13 weeks ended April 25, 2004, the Company made payments on the Senior Construction Loan of approximately $10.8 million as a result of proceeds of an auction that was held to sell substantially all of the remaining units at The Canyons Grand Summit Hotel in February 2004.

         The principal balance outstanding under the Subordinated Construction Loan was approximately $10.6 million as of April 25, 2004 and is due on November 30, 2007. The interest rate on the funds advanced under the Subordinated Construction Loan is 20% per annum, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date.

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

                    American Skiing Company and Subsidiaries

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

American Skiing Company

         ASC and its resort operating subsidiaries entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan). The Resort Senior Credit Facility is secured by substantially all the assets of the Company (except for the stock of Resort Properties and other real estate subsidiaries until May 14, 2004, (see below) and the assets of its resort operating subsidiaries. Resort Properties and its subsidiaries were not previously guarantors of the Resort Senior Credit Facility nor were their assets pledged as collateral under the Resort Senior Credit Facility. However, as discussed in Note 10, Resort Properties completed its restructuring of its Real Estate Term Facility on May 14, 2004 following which, Resort Properties became a co-borrower under the Resort Senior Credit Facility and its remaining assets were pledged as further security under that facility. The Resort Senior Credit Facility consists of the following:

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

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

         The Revolving Credit Facility, Tranche A Term Loan and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% payable monthly (7.25% as of April 25, 2004). The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% payable monthly (12.25% as of April 25, 2004) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places an annual limit on the Company's capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.

     As of April 25, 2004, the Company had $0, $25.0 million, $5.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. As of April 25, 2004, the Company had $39.7 million available for future borrowings under the Revolving Credit Facility. As of April 25, 2004, the Company had $0.3 million of L/C's issued under the Resort Senior Credit Facility. The Company met the zero balance requirement under the Revolving Credit Facility on April 1, 2004 and was in compliance with all financial covenants, which are measured quarterly, of the Resort Senior Credit Facility through April 25, 2004.

                    American Skiing Company and Subsidiaries

6.     Mandatorily Redeemable Securities

    Series A Preferred Stock
     Pursuant to a Securities Purchase Agreement (the Series A Agreement) dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock in a private offering to an institutional investor. Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the Exchangeable Notes) on July 28, 1997 in a private offering to an institutional investor. On November 15, 1997, subsequent to the completion of the offering, each share of Series A 14% Exchangeable Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock (Series A Preferred Stock). The total number of Series A Preferred Stock shares issued in the exchange was 36,626 and each share has a face value of $1,000 per share. As of April 25, 2004, cumulative dividends in arrears totaled approximately $35.5 million.

         Under the Series A Agreement, the Series A Preferred Stock shares are exchangeable at the option of the holder into shares of the Company's common stock at a conversion price of $17.10 for each common share. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, which includes the face value of $36.6 million plus approximately $25.3 million of cumulative dividends in arrears, to the extent that the Company had funds legally available for that redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, the Company must redeem that number of shares of Series A Preferred Stock which it can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, the Company must redeem shares of the Series A Preferred Stock until it has done so in full. Prior to the November 12, 2002 redemption date, based upon all relevant factors, the Company's Board of Directors determined not to redeem any shares of stock on the redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that the Company redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain records. The Company will continue to assess its obligations with respect to the requirements of the redemption provisions for its Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of the Company's board of directors. The Company has not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to the next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel the Company's redemption of the Series A Preferred Stock. If the holders of the Series A Preferred Stock were to commence any litigation to compel the Company to redeem the Series A Preferred Stock, based on present facts and circumstances, the Company would vigorously contest that litigation. If the Company is required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on its business, results of operations and financial condition.

         The Series A Preferred Stock ranks senior in liquidation preference to all common stock and Class A common stock outstanding as of April 25, 2004 as well as any common stock and Class A common stock issued in the future.

    Series B Preferred Stock
         Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on August 9, 1999 to Oak Hill for $150 million.

         On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors. The Company issued the Series C-1 Preferred Stock and the mandatorily redeemable 15% non-voting Series C-2 preferred stock (Series C-2 Preferred Stock) with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series B Preferred Stock will lose its remaining rights upon redemption of the Series C-1 and C-2 Preferred Stock.

    Series C-1 and C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the

                    American Skiing Company and Subsidiaries

Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007. As of April 25, 2004, cumulative dividends in arrears totaled approximately $14.7 million and $66.6 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock). As of April 25, 2004, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series A, Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholder.

7.  Dividend Restrictions

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

         Under the indenture governing its 12% senior subordinated notes (the Senior Subordinated Notes), ASC is restricted from paying cash dividends or making other distributions to its shareholders.

8.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan (the LTIP), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in the LTIP. Participants are entitled to a cash payment on awards granted under the LTIP, upon a Valuation Event, as defined. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a Valuation Event and generally vest over a three to five-year term as determined by the Compensation Committee. A Valuation Event is any of the following: (i) a sale or disposition of substantially all of the Company's assets; (ii) a merger, consolidation or similar event of ASC other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by ASC that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined. Compensation expense relating to the LTIP will be estimated and recorded based on the probability of the Company achieving a Valuation Event. During the 13 weeks ended April 27, 2003 and April 25, 2004, the Company recorded a charge relating to the LTIP of approximately $0.4 million and $0.1 million, respectively, which is included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended April 27, 2003 and April 25, 2004, the Company recorded a charge relating to the LTIP of approximately $0.4 million and $0.3 million, respectively, which is included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.9 million is included in other long-term liabilities in the April 25, 2004 condensed consolidated balance sheet.

9.  Commitments and Contingencies

         As previously reported in the Company's Form 10-K filed on October 27, 2003 with the Securities and Exchange Commission, ASC entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort. The Company later determined that the sale of its Heavenly resort more closely achieved the Company's restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort. On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in Federal District Court in Denver, alleging breach of contract resulting from ASC's refusal to close on the proposed sale of the Steamboat resort. The suit seeks both monetary damages resulting from the breach and specific performance of the contract. On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort

                    American Skiing Company and Subsidiaries

Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants. On December 31, 2002, the Colorado State District Court issued summary judgment in ASC's favor and against Triple Peaks, confirming that the damages ASC owes Triple Peaks under the contract are limited to $0.5 million. On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

         On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in ASC's favor, finding that the agreement between ASC and Triple Peaks did not, under the circumstances of ASC's refusal to close, limit damages to $0.5 million. The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for ASC's refusal to close.

     ASC filed a Request for Rehearing with the Colorado Court of Appeals, which request was denied in March 2004. ASC has filed a Petition for Certiorari with the Colorado Supreme Court and will continue to assert that damages under the agreement are limited to $0.5 million. The Company has accrued an amount in the April 25, 2004 consolidated balance sheet that it deems appropriate. It is possible that the estimated accrual could change significantly due to the inherent uncertainty of litigation and the wide range of possible outcomes. The Company has engaged in preliminary settlement negotiations with Triple Peaks, and based on those negotiations and the denial of the Request for Rehearing by the Colorado Court of Appeals, the Company increased its accrual by $0.5 million during the 13 weeks ended April 25, 2004. If the Colorado Supreme Court declines to hear the appeal or upholds the decision of the Court of Appeals, which leads to a verdict in favor of Triple Peaks granting either summary judgment or significant monetary damages, or both, the result could have a material adverse impact on the financial position, results of operations, and liquidity of the Company.

         Certain claims, suits and complaints in the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as are not likely to have a material effect on the financial position, results of operations or liquidity of the Company if disposed of unfavorably.

10.      Subsequent Event

     On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary) and Killington, Ltd. (Killington) (an ASC subsidiary). Certain developmental land parcels at the Killington resort and cash with a carrying value of approximately $5.4 million have been transferred by Resort Properties and Killington into SP Land, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million. All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit in the Grand Summit Hotel at Mount Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility. Twenty-five percent (25%) of the membership interests of SP Land are owned collectively by Killington and Resort Properties. The remaining seventy-five percent (75%) of the membership interests in SP Land are owned by Ski Partners, together with a preferential interest in SP Land of approximately $37,175,000.

     In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill Capital Partners and its affiliate, OHSF ASTC, LLC, (Tranche C of the Real Estate Term Facility) was contributed by Oak Hill to ASC as additional paid-in capital. This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution. As a result of the transfer of the $55.4 million in indebtedness (including accrued interest and fees) from Resort Properties to SP Land and the contribution of $25.0 million in debt from Oak Hill as additional paid-in capital to ASC, approximately $80.4 million in real estate debt and related accrued interest and fees have been eliminated from the consolidated balance sheet of ASC.

         As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 236 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC. Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll Associates. In addition, Killington maintains a preferential distribution interest in Cherry Knoll Associates of $1,500,000.

         In accordance with FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", Cherry Knoll Associates and SP Land will not be consolidated with ASC.

                    American Skiing Company and Subsidiaries

         Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the existing $91.5 million Resort Senior Credit Facility and pledged its remaining assets as additional security thereunder.

         As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders thereunder.

     As a result of these restructuring transactions, the Company will record a debt foregiveness gain of approximately $49.6 million. This gain is comprised of the net effects of the transfer of approximately $5.4 million of net book value of assets to SP Land and Cherry Knoll Associates, the recording of an investment in Cherry Knoll Associates of approximately $0.7 million, the recording of an investment in SP Land of approximately $0.9 million and the impairment of 100% of that amount, the write-off of approximately $0.2 in deferred financing costs, the elimination of approximately $80.4 million of debt, the recording of additional paid-in capital of approximately $25.0 million, the expending of approximately $0.4 million in transaction and legal costs, and the recording of liabilities for future obligations of approximately $0.4 million. The Company expects to pay approximately $0.1 million in federal income taxes from the transaction.

     Interest expense applicable to the Real Estate Term Facility was $3.9 million and $4.2 million for the 13 weeks ended April 27, 2003 and April 25, 2004, respectively and $11.5 million and $12.7 million for the 39 weeks ended April 27, 2003 and April 25, 2004, respectively.

                    American Skiing Company and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); any redemption of or legal requirement to redeem our Series A Preferred Stock; failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; a final determination against the Company in the Steamboat litigation which leads to material monetary damages or an order for specific performance for sale of the Steamboat resort; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonality of the business; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the impact of global warming on long and short-term weather patterns and on ski conditions at our resorts; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

         We are organized as a holding company and operate through various subsidiaries. We are one of the largest operators of alpine ski and snowboard resorts in the United States. We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations. We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels. We manage our operations in two business segments, resort operations and real estate operations.

         Our resort operating strategies include taking advantage of our multi-resort network, increasing our revenue per skier, increasing brand awareness and customer loyalty, expanding our sales and marketing efforts by selecting a single advertising agency to provide services nationwide, continuing to focus on cost management, and improving our hotel occupancy and operating margins. Our current year results of operations have been favorable as compared to the prior year due to favorable snow conditions at our western resorts and a company-wide increase in our season pass revenues, offset by challenging weather conditions at our eastern resorts.

         We intend to restructure the Company's debt and preferred stock facilities to more closely align them with our long-term strategic objectives. During the current fiscal year, we successfully amended our real estate construction loan facilities. In addition, during the 13 weeks ended April 25, 2004 an auction was held at The Canyons to sell substantially all of the remaining units at The Canyons Grand Summit Hotel, which resulted in a $10.8 million paydown of our real estate construction loan facilities. Subsequent to April 25, 2004, we also successfully restructured our real estate term facility (Real Estate Term Facility).

         The following is our discussion and analysis of financial condition and results of operations for the 13 and 39 weeks ended April 25, 2004. As you read the material below, we urge you to carefully consider our Fiscal 2003 Annual

                    American Skiing Company and Subsidiaries

Report on Form 10-K filed on October 27, 2003 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Real Estate Term Facility Restructuring

         On March 30, 2002, our real estate development subsidiary, American Skiing Company Resort Properties, Inc. (Resort Properties), failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility with Fleet National Bank (Fleet) and certain other lenders. See "Liquidity and Capital Resources - Real Estate Liquidity - Real Estate Term Facility" below for a discussion of our successful restructuring of the Real Estate Term Facility.

     On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (Killington) (an ASC subsidiary). Certain developmental land parcels at the Killington resort and cash with a carrying value of approximately $5.4 million have been transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million. All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit in the Grand Summit Hotel at Mount Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility. Twenty-five percent (25%) of the membership interests of SP Land are owned collectively by Killington and Resort Properties. The remaining seventy-five percent (75%) of the membership interests in SP Land are owned by Ski Partners, together with a preferential interest in SP Land of approximately $37,175,000.

     In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill Capital Partners and its affiliate, OHSF ASTC, LLC, (Tranche C of the Real Estate Term Facility) was contributed by Oak Hill to ASC as additional paid-in capital. This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution. As a result of the transfer of the $55.4 million in indebtedness (including accrued interest and fees) from Resort Properties to SP Land and the contribution of $25.0 million in debt from Oak Hill as additional paid-in capital to ASC, approximately $80.4 million in real estate debt and related accrued interest and fees have been eliminated from the consolidated balance sheet of ASC.

         As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 236 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC. Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll Associates. In addition, Killington maintains a preferential distribution interest in Cherry Knoll Associates of $1,500,000.

         Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the existing $91.5 million senior credit facility of American Skiing Company, led by General Electric Capital Corporation, as agent, and pledged its remaining assets as collateral security under the Real Estate Term Facility.

         As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders thereunder.

Liquidity and Capital Resources

Short-Term Liquidity Needs

         Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our Fiscal 2004 capital improvement program, and servicing our debt. Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

         As described below, we entered into a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) on February 14, 2003 and used initial borrowings thereunder to refinance our prior resort senior credit facility.

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding on our Resort Senior Credit Facility as of April 25, 2004 was approximately $50.1 million.

         Real estate development and real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the senior construction loan (Senior Construction Loan) and the

                    American Skiing Company and Subsidiaries

subordinated construction loan (Subordinated Construction Loan) (collectively, the Construction Loan Facility) funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of April 25, 2004, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying condensed consolidated balance sheet was approximately $71.4 million. The total debt outstanding on the Construction Loan Facility as of April 25, 2004 was approximately $30.4 million. See "Real Estate Liquidity - Construction Loan Facility" below.

Resort Liquidity

        We entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a new $91.5 million senior secured loan facility (Resort Senior Credit Facility). The Resort Senior Credit Facility is secured by substantially all of our holding company assets and those of our resort operating subsidiaries. Following the restructuring of the Real Estate Term Facility described above, Resort Properties has become guarantor of, and its assets are pledged as collateral under the Resort Senior Credit Facility.

        The Resort Senior Credit Facility consists of the following:

     o Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million. The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued. As of April 25, 2004, we had $0 borrowed on this facility and approximately $0.3 million of outstanding L/Cs, leaving us approximately $39.7 million in availability.

     o Tranche A Term Loan - $25.0 million borrowed as of April 25, 2004, no availability;

     o Supplemental Term Loan - $5.1 million borrowed as of April 25, 2004, no availability; and

     o Tranche B Term Loan - $20.0 million borrowed as of April 25, 2004, no availability.

         The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank's prime rate plus 3.25%, payable monthly (7.25% as of April 25, 2004). The Supplemental Term Loan requires principal payments of approximately $1.0 million on January 15 and July 15 of each year, with a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0%, payable monthly (12.25% as of April 25, 2004) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on annual capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity, and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The financial covenants of the Resort Senior Credit Facility also restrict our ability to pay cash dividends on or redeem our common and preferred stock.

     As of May 30, 2004, we had $12.7 million, $25.0 million, $5.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of May 30, 2004, we had approximately $0.3 million in outstanding L/Cs with approximately $27.0 million available for future borrowings under the Revolving Credit Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of Fiscal 2004.

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

                    American Skiing Company and Subsidiaries

     We met the zero balance requirement under the Revolving Credit Facility on April 1, 2004, and were in compliance with all financial covenants, which are measured quarterly, of the Resort Senior Credit Facility through April 25, 2004.

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

Real Estate Liquidity

         To fund working capital and fund its real estate sales plan, Grand Summit relies primarily on unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants.

Real Estate Term Facility: Effective May 20, 2002, Resort Properties was in default on its Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million and the indebtedness was accelerated on May 31, 2002. As a result, all indebtedness under the facility became currently due and payable.

         As mentioned previously, on May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC and Oak Hill Capital Partners. See "Real Estate Term Facility Restructuring" above.

Construction Loan Facility: We conduct substantially all of our real estate development through Grand Summit, which is a wholly owned subsidiary of Resort Properties. Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash Bear Peak, which are primarily financed through the $110 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10 million Subordinated Construction Loan, which was subsequently increased to $10.6 million. Together they comprise the Construction Loan Facility. We used the Construction Loan Facility primarily for the purpose of funding the completion of the Steamboat Grand Hotel.

     The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. This facility is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit. Grand Summit has assets with a total book value of $71.4 million as of April 25, 2004, which collateralizes the Senior Construction Loan. The maturity date for funds advanced under the Steamboat portion of the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Steamboat portion of the Senior Construction Loan was approximately $19.8 million as of April 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of April 25, 2004) and there were no borrowings available under this facility. During the 13 weeks ended April 25, 2004, we made payments on the Steamboat portion of the Senior Construction Loan of approximately $10.8 million as a result of proceeds of an auction that was held to sell substantially all of the remaining units at The Canyons Grand Summit Hotel in February 2004. The Canyons portion of the Senior Construction Loan was repaid during March 2003 from proceeds from unit sales.
     The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% of such interest will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The Subordinated Construction Loan was amended in December 2003 to provide additional borrowing availability of approximately $0.6 million for a maximum borrowing capacity under that loan of $10.6 million. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed under the Subordinated Construction Loan as of April 25, 2004 and no further borrowings are available under this facility. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

                    American Skiing Company and Subsidiaries

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

     As of May 30, 2004, the amount outstanding under the Senior Construction Loan was approximately $19.0 million and there were no borrowings available under this facility. As of May 30, 2004, the amount outstanding under the Subordinated Construction Loan was approximately $10.6 million and there were no borrowings available under this facility.

Series A Preferred Stock Redemption

         We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $72.1 million as of April 25, 2004. The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, to the extent that we had funds legally available for that redemption. If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of our Series A Preferred Stock until we have done so in full. Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date. On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain of our records. We will continue to assess our obligations with respect to the requirements of the redemption provisions of our Series A Preferred Stock. Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors. We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock. If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation. If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations, and financial condition.

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

                    American Skiing Company and Subsidiaries

Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For Fiscal 2005, we anticipate our annual maintenance capital needs to be approximately $8.5 million. In addition, we have tentatively identified an additional $4.0 million of discretionary capital needs which will likely be pursued in either the Fiscal 2004 or Fiscal 2005 periods. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for Fiscal 2004 at $8.5 million, with the ability to increase this amount if certain conditions are met. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for Fiscal 2004.

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

                              Results of Operations
         For the 13 weeks ended April 27, 2003 compared to the 13 weeks ended April 25, 2004

Resort Operations:

         The components of resort operations for the 13 weeks ended April 27,
2003 and April 25, 2004 are as follows (in thousands):
--------------------------------------------------------------------------------
                                            13 Weeks ended
                                   -------------------------------  ------------
                                    April 27, 2003  April 25, 2004    Variance
                                   --------------- ---------------  ------------
Total resort revenues               $    122,129    $    128,099     $  5,970
                                   --------------- ---------------  ------------

Cost of resort operations                 60,903          61,737          834
Marketing, general and administrative     13,600          13,758          158
Write-off of deferred financing costs      2,761               -       (2,761)
Depreciation and amortization             10,902          10,770         (132)
Interest expense                           6,644          17,519       10,875
                                   --------------- ---------------  ------------
Total resort expenses                     94,810         103,784        8,974
                                   --------------- ---------------  ------------

Income from resort operations       $     27,319    $     24,315     $ (3,004)
                                   =============== ===============  ============
--------------------------------------------------------------------------------

         Resort revenues were approximately $6.0 million, or 5%, higher in the 13 weeks ended April 25, 2004 when compared to the 13 weeks ended April 27, 2003. This is a result of an increase of approximately 3% in total skier visits at our eastern resorts and an increase of approximately 4% in total skier visits at our western resorts as a result of a strong spring season and an increase in our season pass sales.

         Resort expenses for the 13 weeks ended April 25, 2004 were approximately $9.0 million higher than the same period of Fiscal 2003, primarily as a result of the following:

     (i)  $10.9  million  increase in interest  expense due  primarily  to $11.0
          million  of  accretion  of  discount  and  dividends  on   mandatorily

                    American Skiing Company and Subsidiaries

          redeemable preferred stock for the 13 weeks ended April 25, 2004 that is now classified as interest expense due to the adoption of SFAS No. 150, whereas approximately $9.6 million was classified as accretion of discount and dividends on mandatorily redeemable preferred stock for the 13 weeks ended April 27, 2003;

     (ii) $0.8 million increase in cost of resort operations due to higher volume of skier visits offset by implemented cost savings;

     (iii)$2.8 million decrease in write-off of deferred financing costs as a result of the Resort Senior Credit Facility replacing a prior senior credit facility during the 13 weeks ended April 27, 2003;

     (iv) $0.2  million  increase  in  marketing,   general  and  administrative
          expenses; and

     (v)  $0.1 million decrease in depreciation.

         Recent Trends: Although our operating results (excluding interest expense) from July 28, 2003 through April 25, 2004 were stronger than the comparable period of the prior year, we continue to experience softening in reservation activity with respect to our summer operations. This recent trend has created a level of uncertainty with respect to the ability to forecast future performance for the remainder of our fiscal year and beyond.

         The Company met the zero balance requirement under the Revolving Credit Facility and was in compliance with all financial covenants of the Resort Senior Credit Facility through April 25, 2004.

Real Estate Operations:

         The components of real estate operations are as follows (in thousands):
--------------------------------------------------------------------------------
                                            13 weeks ended
                                  --------------------------------  ------------
                                   April 27, 2003  April 25, 2004     Variance
                                  --------------- ------------------------------
Total real estate revenues        $  5,614         $ 17,571          $   11,957
                                  --------------- ----------------  ------------

Cost of real estate operations       4,941           11,696               6,755
Restructuring and asset impairment
   charges                            (160)               -                 160
Depreciation and amortization          433              433                   -
Interest expense                     5,181            5,251                  70
                                  --------------- ----------------  ------------
Total real estate expenses          10,395           17,380               6,985
                                  --------------- ----------------  ------------

Income (loss) from real estate
  operations                     $  (4,781)        $    191          $    4,972
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues increased by $12.0 million in the 13 weeks ended April 25, 2004 when compared to the 13 weeks ended April 27, 2003, from $5.6 million to $17.6 million. This was primarily due to a $14.4 million increase in unit sales at The Canyons due to an auction that was held for the remaining units at The Canyons Grand Summit Hotel offset by a decrease of approximately $1.7 million of Steamboat unit sales and a $0.7 decrease in land sales.

         Real estate operations income (loss) increased by $5.0 million, from $(4.8) million in the 13 weeks ended April 27, 2003 to $0.2 million in the 13 weeks ended April 25, 2004. This was primarily a result of the following:

     (i)  $12.0 million increase in revenues recognized as discussed above,

     (ii) $6.8 million increase in cost of real estate operations resulting from the higher volume of unit sales, and

     (iii)$0.2 million combined increase in restructure and asset impairment charges, interest expense, and depreciation and amortization.

         Recent Trends: Subsequent to April 25, 2004, all remaining units at The Canyons from the auction have been closed except for one. Sales volumes at our Grand Summit property at Steamboat continue to decrease. We believe that this is primarily related to the continuing disruptions related to our real estate restructuring efforts and a continuing decline of the real estate market for these types of units.

                    American Skiing Company and Subsidiaries

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended April 27, 2003 or the 13 weeks ended April 25, 2004. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Accretion of discount and dividends on mandatorily redeemable preferred stock:

         The dividends on mandatorily redeemable preferred stock for the 13 weeks ended April 27, 2003 were $9.6 million. For the 13 weeks ended April 25, 2004, accretion of discount and dividends on mandatorily redeemable preferred stock of $11.0 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense in resort operations due to the adoption of SFAS No. 150. This increase of the accretion is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

                              Results of Operations
         For the 39 weeks ended April 27, 2003 compared to the 39 weeks ended April 25, 2004

Resort Operations:

         The components of resort operations for the 39 weeks ended April 27,
2003 and April 25, 2004 are as follows (in thousands):
--------------------------------------------------------------------------------
                                            39 weeks ended
                                   -------------------------------  ------------
                                    April 27, 2003  April 25, 2004    Variance
                                   --------------- ---------------  ------------

Total resort revenues               $    238,001    $     237,131   $  (870)
                                   --------------- ---------------  ------------

Cost of resort operations                149,197          146,672     (2,525)
Marketing, general and administrative     40,185           44,528      4,343
Restructuring charges                          -              137        137
Write-off of deferred financing costs      2,761                -     (2,761)
Depreciation and amortization             23,908           22,837     (1,071)
Interest expense                          20,771           52,215     31,444
                                   --------------- ---------------  ------------
Total resort expenses                    236,822          266,389     29,567
                                   --------------- ---------------  ------------

Income (loss) from resort operations $     1,179    $     (29,258)  $(30,437)
                                   =============== ===============  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $0.9 million, or 0.4%, lower in the 39 weeks ended April 25, 2004 when compared to the 39 weeks ended April 27, 2003. Revenues decreased last summer due to lower summer visits caused by poor weather and a soft economy. This was followed by a decrease of approximately 5% in total skier visits this ski season at our eastern resorts due to challenging weather conditions through February. These decreases were partially offset by an increase of approximately 3% in total skier visits at our western resorts. This increase was due to good early season snowfall, near record snowfall in December, and natural snowfall in early April and optimal positioning of the Easter holiday in the second weekend of April allowing for a strong finish to the season at our western resorts.

          Resort expenses for the 39 weeks ended April 25, 2004 were approximately $30.4 million higher than the same period of Fiscal 2003, primarily as a result of the following:

     (i) $31.4 million increase in interest expense due primarily to $31.8 million of accretion of discount and dividends on mandatorily redeemable preferred stock for the 39 weeks ended April 25, 2004 that is now classified as interest expense due to the adoption of SFAS No. 150, whereas approximately $27.7 million was classified as accretion of discount and dividends on mandatorily redeemable preferred stock for the 39 weeks ended April 27, 2003;

     (ii) $2.5 million decrease in cost of resort operations due to lower volumes of revenues and due to implemented cost savings, which resulted in payroll savings of approximately $1.9 million;

     (iii)$4.3 million increase in marketing, general and administrative costs due to increased costs associated with compliance with the Sarbanes-Oxley Act, continuation of building a corporate human

                    American Skiing Company and Subsidiaries

          resource group, and an increase due to accruals associated with our Phantom Equity Plan (LTIP) and certain legal matters, offset by a decrease in marketing costs;

     (iv) $0.1 million increase in restructuring charges;

     (v) $2.8 million decrease in write-off of deferred financing costs as a result of the Resort Senior Credit Facility replacing a prior senior credit facility during the 13 weeks ended April 27, 2003; and


     (vi) $1.1 million decrease in depreciation due to assets of various resorts becoming fully depreciated.

Real Estate Operations:

     The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                           39 weeks ended
                                  --------------------------------  ------------
                                   April 27, 2003  April 25, 2004     Variance
                                  --------------- ------------------------------
Total real estate revenues         $   10,653      $   29,972         $  19,319
                                  --------------- ----------------  ------------

Cost of real estate operations         10,415          21,892            11,477
Restructuring and asset impairment
  charges                                (160)              -               160
Depreciation and amortization           1,293           1,300                 7
Interest expense                       15,369          15,963               594
                                  --------------- ----------------  ------------
Total real estate expenses             26,917          39,155            12,238
                                  --------------- ----------------  ------------

Loss from real estate operations  $   (16,264)     $   (9,183)        $   7,081
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues increased by $19.3 million in the 39 weeks ended April 25, 2004 when compared to the 39 weeks ended April 27, 2003, from $10.7 million to $30.0 million. This was primarily due to the sale of three developmental land parcels at our Steamboat resort for $8.9 million and an increase of $11.2 million of unit sales at The Canyons due to an auction to sell substantially all of the remaining units at The Canyons Grand Summit, offset by a decrease of $0.4 million in closing of unit sales at Steamboat.

         Our loss from real estate operations decreased by $7.1 million, from $16.3 million in the 39 weeks ended April 27, 2003 to $9.2 million in the 39 weeks ended April 25, 2004. This was a result primarily of the following:

     (i)  $19.3 million increase in revenues recognized as discussed above,

     (ii) $11.5 million increase in cost of real estate operations resulting from the sale of the three parcels at Steamboat and higher unit sales at The Canyons, and

     (iii)$0.6 million increase in interest expense resulting from an increase in average debt balances.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 39 weeks ended April 27, 2003 or the 39 weeks ended April 25, 2004. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Accretion of discount and dividends on mandatorily redeemable preferred stock:

         The dividends on mandatorily redeemable preferred stock for the 39 weeks ended April 27, 2003 were $27.7 million. For the 39 weeks ended April 25, 2004, accretion of discount and dividends on mandatorily redeemable preferred stock of $31.8 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense due to the adoption of SFAS No. 150. This increase of the accretion is primarily attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Recently Issued Accounting Standards:

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150

                    American Skiing Company and Subsidiaries

establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is implemented prospectively and restatement is not permitted. The Company adopted SFAS No. 150 effective July 28, 2003. As a result of adopting SFAS No. 150, approximately $298.7 million of mezzanine-level securities were reclassified to liabilities in the consolidated balance sheet in the first quarter of Fiscal 2004. This represents the carrying value of all of the classes of mandatorily redeemable preferred stock. In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in Fiscal 2004 will be included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock. For the 13 weeks and 39 weeks ended April 25, 2004, $11.0 million and $31.8 million, respectively, of accretion of discount and dividends on the preferred stock was included in interest expense. For the 13 weeks and 39 weeks ended April 27, 2003 approximately $9.6 million and $27.7 million, respectively, of accretion of discount and dividends on the preferred stock was included in accretion of discount and dividends on mandatorily redeemable preferred stock.

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

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting during the quarter ended April 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

         As previously reported in the Company's Form 10-K filed on October 27, 2003 with the Securities and Exchange Commission, ASC entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort. The Company later determined that the sale of its Heavenly resort more closely achieved the Company's restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort. On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in Federal District Court in Denver, alleging breach of contract resulting from ASC's refusal to close on the proposed sale of the Steamboat resort. The suit seeks both monetary damages resulting from the breach and specific performance of the contract. On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants. On December 31, 2002, the Colorado State District Court issued summary judgment in ASC's favor and against

                    American Skiing Company and Subsidiaries

Triple Peaks, confirming that the damages ASC owes Triple Peaks under the contract are limited to $0.5 million. On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

         On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in ASC's favor, finding that the agreement between ASC and Triple Peaks did not, under the circumstances of ASC's refusal to close, limit damages to $0.5 million. The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for ASC's refusal to close.

     ASC filed a Request for Rehearing with the Colorado Court of Appeals, which request was denied in March 2004. ASC has filed a Petition for Certiorari with the Colorado Supreme Court and will continue to assert that damages under the agreement are limited to $0.5 million. The Company has accrued an amount in the accompanying consolidated balance sheet that it deems appropriate. It is possible that the estimated accrual could change significantly due to the inherent uncertainty of litigation and the wide range of possible outcomes. The Company has engaged in preliminary settlement negotiations with Triple Peaks, and based on those negotiations and the denial of the Request for Rehearing by the Colorado Court of Appeals, the Company increased its accural by $0.5 million during the 13 weeks ended April 25, 2004. If the Colorado Supreme Court declines to hear the appeal or upholds the decision of the Court of Appeals, which leads to a verdict in favor of Triple Peaks granting either summary judgment or significant monetary damages, or both, the result could have a material adverse impact on the financial position, results of operations, and liquidity of the Company.

         Certain claims, suits and complaints in the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as are not likely to have a material effect on the financial position, results of operations or liquidity of the Company if disposed of unfavorably.

                                     Item 2
         Changes in Securities, Use of Proceeds, and Issuer Purchases of
                               Equity Securities

         None.

                                     Item 3
                         Defaults upon Senior Securities

         On March 30, 2002, our real estate development subsidiary, Resort Properties, failed to make a mandatory principal payment of $3.75 million under its Real Estate Term Facility. Resort Properties obtained a temporary waiver of this default on April 2, 2002. Effective May 20, 2002, the temporary waiver was revoked and Resort Properties was in default on the facility. On May 31, 2002, the lenders accelerated the due date of the entire remaining principal and accrued interest under the facility. On May 14, 2004, Resort Properties completed a restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC and Oak Hill Capital Partners. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Real Estate Term Facility Restructuring" for a description of the restructuring. As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders thereunder.

                                     Item 6
                        Exhibits and Reports on Form 8-K
a) Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

10.1 Amended and Restated Limited Liability Company Operating Agreement of SP Land Company, LLC.

10.2 Limited Liability Operating Agreement of Cherry Knoll Development, LLC.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    American Skiing Company and Subsidiaries

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

         The Company filed a report on Form 8-K on January 27, 2004 announcing the adverse Colorado Court of Appeals decision in the legal proceedings with Triple Peaks, LLC.

         The Company furnished a report on Form 8-K on March 10, 2004 announcing its Fiscal 2004 Second Quarter Results of Operations.

         The Company filed a report on Form 8-K on March 12, 2004 announcing that it had effectively sold-out its remaining fractional ownership inventory at The Canyons Grand Summit Resort Hotel & Conference Center in Park City, Utah at auction on February 21, 2004 and further reporting that it had reached an agreement to resolve loan defaults on its existing construction loan facility provided by Textron Financial Corporation and various other lenders.

                    American Skiing Company and Subsidiaries



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    American Skiing Company
Date:  June 9, 2004

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