Form 10-K
period 2004-07-25
AMERICAN SKIING CO /ME
filed 2004-11-09
CIK 1043432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2004

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

Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on January 25, 2004, determined using the per share closing price thereof on the Over the Counter Bulletin Board, was approximately $2.4 million.  As of September 26, 2004, 31,738,183 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

American Skiing Company

Form 10-K Annual Report, for the year ended July 25, 2004

i

PART I

Items 1 and 2 - Business and Properties

American Skiing Company

Business Description

We were incorporated in 1997 and are organized as a holding company, operating through various wholly owned subsidiaries.  Refer to Note 1 - “Basis of Presentation” in the consolidated financial statements included in this report for a discussion of the general development of our business, subsidiaries, and predecessors.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We develop, own, and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants, and retail locations.  We also develop, market, and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels.  We report our results of operations in two business segments, resort operations and real estate operations.  For information by reportable segment refer to Note 15 - “Business Segment Information” in the consolidated financial statements included in this report.

Our revenues and net loss available to common shareholders for the year ended July 25, 2004 (fiscal 2004) were $284.1 million and $(28.5) million, respectively.  Resort segment revenues and real estate segment revenues for fiscal 2004 were $250.7 million and $33.4 million, respectively.  For more information relating to our financial condition, see “Certain Considerations — Our business is substantially leveraged and we face a number of financial risks.”  Cash flows  provided by (used in) operating activities, investing activities, and financing activities for fiscal 2004 were approximately $24.9 million, $(7.4) million, and $(17.1) million, respectively.  Resort segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2004 were approximately $11.6 million, $(7.4) million, and $(4.1) million, respectively.  Real estate segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2004 were approximately $13.3 million, $0, and $(13.0) million, respectively.

Our periodic and current reports are available on our website, www.peaks.com, free of charge as soon as is reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission.

Resort Operations

Our resort business is generated primarily from our ownership and operation of seven ski resorts, several of which are among the largest in the United States.  During the 2003-04 ski season, our resorts  generated approximately 3.9 million skier visits, representing approximately 6.8% of total skier visits in the United States.  The following table summarizes certain key statistics of our resorts.

Resort, Location	Skiable Terrain (acres)	Vertical Drop (feet)	Trails	Total Lifts (high-speed)	Snowmaking Coverage	Ski Lodges	2003-04 Skier Visits (000s)
Western Resorts
Steamboat, CO	2,939	3,668	142	20 (5)	15%	4	1,003
The Canyons, UT	3,500	3,190	144	16 (7)	6%	3	374
Eastern Resorts
Killington/Pico, VT	1,182	3,050	200	31 (8)	70%	8	955
Sunday River, ME	660	2,340	127	18 (4)	92%	4	523
Mount Snow/Haystack, VT	757	1,700	145	23 (3)	75%	6	490
Sugarloaf/USA, ME	1,410	2,820	129	15 (2)	92%	2	335
Attitash Bear Peak, NH	280	1,750	70	12 (2)	97%	2	207
Total	10,728	18,518	957	135 (31)		29	3,887

Resort Properties

Our resorts include several of the top resorts in the United States based on skier visits.  This includes Steamboat, the 4th largest ski resort in the United States with over 1.0 million skier visits in the 2003-04 ski season,  Killington, the 6th largest resort in the United States and the largest resort in the northeast with just under 1.0 million skier visits in the 2003-04 ski season, and Sunday River and Mount Snow, which together with Killington comprised 3 of the 5 largest resorts in New England during the 2003-04 ski season.

                Steamboat.  Steamboat is the fourth largest ski resort in the United States generating approximately 1.0 million skier visits in 2003-04 ski season.  The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado.  Steamboat is serviced during the ski season by 5 major airline carriers with nonstop flights from nine cities, with convenient connections nationwide.  The area consists of approximately 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and approximately 245 acres of private land which we own or license from third parties which are located at the base of the ski area.  Steamboat receives a significant amount of natural dry snow, averaging 308 inches annually over the past 6 ski seasons.  Steamboat is a year-round resort offering hiking, mountain biking, and various other summer amenities.

The Canyons.  The Canyons ski resort, which is located in the Wasatch Range of the Rocky Mountains adjacent to Park City, Utah, is one of the most accessible destination resorts in the world, with the Salt Lake International Airport only 32 miles away via direct major state highway access.  The Canyons is adjacent to the Utah Winter Sports Park, which served as the venue for the ski jumping, bobsled, and luge events in the 2002 Winter Olympic Games, and generated approximately 374,000 skier visits in the 2003-04 ski season.  The Canyons consists of 3,500 acres of skiable terrain and receives significant amounts of natural snow, averaging 304 inches annually over the past 6 seasons.  The Canyons is a year-round resort offering hiking, mountain biking, and various other summer amenities.  The current master development plan for The Canyons includes entitlements for approximately 5 million square feet of development.  We believe that The Canyons continues to have significant growth potential due to its proximity to Salt Lake City and Park City, its expansive ski terrain, and its extensive real estate development opportunities.

Killington.  Killington, located in central Vermont, is the largest ski resort in the northeastern region of the  United States and the sixth largest in the United States, generating approximately 955,000 skier visits in the 2003-04 ski season.  Killington is a seven-mountain resort consisting of 1,182 acres of skiable terrain.  We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national, and international clientele.  Killington is a year-round resort offering complete golf amenities including an 18-hole championship golf course, a driving range, mountain biking, hiking, water slides, and an alpine slide.

Sunday River.  Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is the fourth largest ski resort in New England with approximately 523,000 skier visits during the 2003-04 ski season.  Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain.  We have approved development plans for a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units and 1.1 million square feet of total development.  Sunday River is a year-round resort offering hiking and various other summer amenities.  We entered into an agreement with an unrelated third party for the construction, development, and operation of an 18-hole championship golf course, designed by Robert Trent Jones, Jr., in the Jordan Bowl area which is expected to be completed during the summer of 2005.  We believe that, when completed, the golf course project will further enhance the value and attractiveness of the Sunday River resort as well as real estate development opportunities controlled by us.

                Mount Snow.  Mount Snow, located in West Dover, Vermont, is the fifth largest ski resort in New England with approximately 490,000 skier visits in the 2003-04 ski season and consists of 757 acres of skiable terrain.  Mount Snow is the southernmost of our eastern resorts and is the closest major Vermont ski resort to the New York metropolitan area.  A large percentage of the skier base for Mount Snow originates from Massachusetts, Connecticut, New York, and New Jersey.  Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools, two of which we operate and the other that we franchise in the eastern United States.

                Sugarloaf/USA.  Sugarloaf/USA is located in the Carrabassett Valley of Maine.  Sugarloaf/USA is a single mountain with a 4,237-foot summit and a 2,820-foot vertical drop.  During the 2003-04 ski season, Sugarloaf/USA generated approximately 335,000 skier visits.  Sugarloaf/USA offers large ski-in/ski-out base villages, containing numerous restaurants, retail shops and lodging facilities, including a Grand Summit Hotel.  Sugarloaf/USA is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast.  As a destination resort, Sugarloaf/USA has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C., and Canada.  Sugarloaf/USA also leases and operates an 18-hole championship golf course which was designed by Robert Trent Jones, Jr. and is consistently rated one of the top 100 public golf courses in the United States by Golf Digest and is the #1 rated public course in New England according to the New England Golf Journal.

Attitash Bear Peak.  Attitash Bear Peak is one of New Hampshire’s premier family vacation resorts.  Its 12 lifts (including three quad chairs) constitute one of New Hampshire’s largest lift networks.  During the 2003-04 ski season, Attitash generated approximately 207,000 skier visits.  Attitash Bear Peak consists of 280 acres of skiable terrain and is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants and a large variety of lodging options, including a 143-room slopeside Grand Summit Hotel and Conference Center which we operate.  Attitash Bear Peak is a year-round resort offering mountain biking, a water park, alpine slide, and various other summer amenities, and benefits from its close proximity to major metropolitan populations.

                Real Estate Properties.  We have significantly reduced our direct real estate development activities but we retain ownership of the front desk, retail space, restaurants, and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash Bear Peak, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.

In addition to our income producing properties, we own a significant amount of non-operating assets, the majority of which are comprised of land available for development or sale.  While we do not engage in real estate development as a core business focus, from time to time we elect to sell such properties in order to generate cash for use in debt repayment and to finance capital spending projects at the resort level.  We enter into arrangements with real estate developers through which certain parcels may be developed.

Leased or Otherwise Committed Properties

Our operations are dependent upon our ownership or long-term control over the skiable terrain located within each resort.  The following summarizes certain non-owned real estate critical to ski operations at each of our resorts.  We believe each of the following leases, permits, or agreements is in full force and effect and that we are entitled to their benefit.  See “Certain Considerations — A significant portion of our ski resorts are operated under leases or forest services permits” for additional discussion of our leases and forest service permits.

Sunday River leases approximately 1,500 acres, constituting a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030.  The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee.  This lease was amended on January 23, 1998 to allow Sunday River to purchase portions of the leased property for real estate development at a predetermined amount per acre.  In January 1998, we acquired an undivided one-half interest in the fee title underlying the leased parcel.

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

Killington leases approximately 1,100 acres from the State of Vermont.  A portion of that property constitutes a substantial amount of Killington’s skiable terrain.  The initial lease was for a 10-year term which commenced in 1960 but contains nine 10-year renewal options.  Killington exercised the renewal option in 1970, 1980, 1990, and 2000.  Assuming continued exercise of the renewal options, the lease will ultimately expire in the year 2060.  The lease is subject to a buy-out option retained by the State of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although we have not had confirmation from Vermont State officials, we have no reason to believe that the State intends to exercise the buy-out option at that time.

Killington leases from Farm & Wilderness, Inc., a Vermont non-profit corporation, the right to withdraw water for snowmaking purposes from the Woodward reservoir and transport the same over land owned by the lessor.  The lease has an initial term of 15 years, ending on December 31, 2012.   Killington has the right to renew the lease for three renewal terms of 25 years each.

Killington also leases from SP Land Company, LLC (SP Land), the right to use certain parking facilities and a golf course clubhouse at the Killington resort.  The parking facilities are leased for a period of 25 years, ending on March 31, 2029, although the lessor has the right to terminate the lease upon 12 months prior notice to Killington as to any portion of the property which the lessor then intends to develop.   The golf course clubhouse and certain parking ancillary thereto are leased for a period of 25 years, also ending on March 31, 2029.  This lease automatically renews for up to 10 successive 10 year periods unless Killington provides prior notice of its intent to terminate the lease.

Sugarloaf/USA leases the Sugarloaf Golf Course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000.  The lease term expires November 2023.  Sugarloaf/USA has an option to renew the lease for an additional 5-year term.

The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC.  The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each.  The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights.  Under the agreement, we pay a cost of 5.5% of the full capitalized cost of the development in the case of property that we retain for a certain  number of parcels as defined by the agreement and 11% of the full capitalized cost of the development for any remaining parcels that we retain or intend to resell.  The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration.  Our lease term ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis.  The Canyons also leases ski terrain from the Osguthorpe family under a long term easement agreement with a term expiring on August 14, 2024.

Steamboat uses approximately 3,486 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029.  Under Steamboat’s existing master plan, an additional 958 acres of contiguous National Forest lands can be added to the permitted area.

Steamboat licenses the use of a portion of its base area operations from Steamboat Partners II, LLC (an unrelated third party).  The license terminates automatically upon commencement of physical development of the subject parcel by Steamboat Partners.  Steamboat also licenses certain overflow parking areas from Steamboat Partners for use during the ski season under a perpetual license.  Under the license, Steamboat Partners has the right to relocate the overflow parking to structured parking facilities constructed by Steamboat Partners.

The United States Forest Service can terminate most of our special use permits if it determines that termination is required in the public interest.  However, to our knowledge, no recreational special use permit or term special use permit for any major ski resort then in operation has ever been terminated by the United States Forest Service over the opposition of the permit holder.

Resort Revenues

Our resort revenues are generated from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities, and miscellaneous other sources.  Lift ticket sales (including season pass sales) represent the single largest source of resort revenues and produced approximately 45% of total resort segment revenue for fiscal 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for more information about the sources of our resort revenues for the last three fiscal years.

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

Season Passes.  We have traditionally attracted high frequency skiers to each of our resorts with season passes, which allow skiers unlimited access to lifts at each respective resort on any day of the week throughout the ski season.  We also offer ticket products to our customers that are valid at many, if not all of our resorts.  Examples of these innovative programs are the Ski America Pass, which allows unlimited skiing at any of our seven resorts, the Ultimate 7 College Pass, which allows the full-time college student to ski any of our seven resorts nationwide, and the mEticket, which is a flexible non-consecutive multi-day ticket valid at all seven resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price discount for purchasing early.

Beginning with the 2003-04 ski season, we offered significantly discounted season passes for skiing privileges at our Attitash Bear Peak and Sunday River resorts.  Based on this initial success, we have created the “All for One” pass for the upcoming season, which can be used at any of our five eastern resorts.  This product is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of eastern resorts.  We believe that this product introduction will enhance our season pass revenues, which serve to mitigate the in-season variability associated with day ticket sales, and improve our market share in the region.

Food and Beverage.  We own and operate a substantial majority of the food and beverage facilities at our resorts, with the exception of the Sugarloaf/USA resort, which is under a long-term concession contract with an unrelated third party.  Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias, and other food and beverage outlets at our resorts.  Over the past two years we have made substantial improvements in the quality, consistency, and profitability of our food and beverage operations.  We currently own and operate over 80 different food and beverage outlets.  We directly or indirectly control the substantial majority of our on-mountain and base area food and beverage facilities, which we believe allows us to capture a larger proportion of guest spending.

Retail Sales.  We own approximately 40 retail and ski rental shops operating at our resorts.  The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships.  On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits.  In addition, all sales locations offer our own branded apparel which generally provides higher profit margins than other retail products.  In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment and warm weather apparel.

Lodging and Property Management.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash Bear Peak, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.  During the 2003-04 ski season, our lodging departments managed approximately 3,100 lodging units at our resorts.  The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping, and brokerage operations.  The Steamboat Grand Resort Hotel and the Grand Summit Resort Hotel at The Canyons have gained widespread recognition for delivering elite levels of guest service and amenities, both of which were awarded the AAA Four

Diamond designation.  This distinction places them in a select group comprising less than 3% of the estimated 30,000 AAA-rated lodging establishments nationwide.

Skier Development. Our Guaranteed Learn to Ski Program was one of the first skier development programs to guarantee that a customer would learn to ski in one day.  The success of this program led to the development of “Perfect Turn,” which we believe was the first combined skier development and marketing program in the ski industry.  Perfect Turn ski professionals receive specialized instruction in coaching, communication and skiing, and are trained to sell related products, cross-sell other resort goods and services, and real estate.  At all of our resorts we operate a variety of skier and snowboarder programs for young children, teenagers, and adults.

Resort Operating Strategy

Our operating strategies include:

                Multi-Resort Network.  Our network of resorts provides both geographic diversity and significant operating benefits.  We believe our geographic diversity reduces the risks associated with unfavorable weather conditions and insulates us from economic slowdowns in any one particular region.  This geographic diversity, coupled with the unique terrain and distinctive feel of each resort, increases the accessibility and visibility of our network of resorts to the overall North American skier population and allows us to offer a wide range of mountain vacation alternatives.

We believe that owning multiple resorts also provides us with the opportunity to:

•      Create one of the largest cross-marketing programs in the industry,

•      Achieve efficiencies and economies of scale when goods and services are purchased,

•      Strengthen our distribution network of travel agents and tour operators by offering a range of mountain resort alternatives, consistent service quality, convenient travel booking, and incentive packages,

•      Establish performance benchmarks for operations across all of our resorts,

•      Utilize specialized individuals and cross-resort teams at the corporate level as resources for our entire business, and

•      Develop and implement consumer information and technology systems for application across all of our resorts.

Increase Revenues Per Skier.  We intend to continue to increase our revenues per skier by increasing our average revenues per ticket, expanding our revenue sources at each resort, and enhancing the effects of our on-mountain marketing efforts.  To meet our goals, we are:  (1) streamlining and enhancing our one day and multi-day ticket packages to more closely align ticket programs to specific customer market segments; (2) continuing to offer multi-resort ticket products; (3) introducing a variety of programs that offer packages of tickets with lodging and other services available at our resorts; and (4) providing a more comprehensive vacation planning experience through enhanced Internet store-fronts.  We are also expanding and enhancing our facilities and services in our retail, food and beverage, equipment rental, skier development, and lodging and property management operations.  In addition, we believe that our enhanced marketing capabilities and the cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability and further diversify our revenue sources.

We offer ticket products to our customers that are valid at many, if not all of our resorts.  Examples of these innovative programs are the Ultimate 7 College Pass, which allows the full-time college student to ski at any of our seven ski resorts nation-wide; and the mEticket, which is a flexible multi-day ticket valid at all seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price break for purchasing early.  The mEticket program is a nation-wide program targeted at retaining skiers who ski six to twelve days each season, which our research indicates represents the majority of the ski population.  Beginning with the 2003-04 ski season, we offered significantly discounted season passes for skiing privileges at our Attitash Bear Peak and Sunday River resorts.  Based on this initial success, we have created the “All for One” pass for the upcoming season, which can be used at any of our five eastern resorts.  This product is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of eastern resorts.  We believe that this product introduction will enhance our season pass revenues, which serve to mitigate the in-season variability associated with day ticket sales, and improve our market share in the region.  By giving guests an incentive to purchase their tickets for the year early in the ski season with the special values offered by the Ultimate 7 College Pass, the mEticket program, and the “All for

One” pass, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

Continue to Build Brand Awareness and Customer Loyalty.  Our marketing programs build on and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty.  We have established joint marketing programs with major corporations such as Sprint, Mobil, Anheuser-Busch, American Express, Charles Schwab, Quaker Oats/Gatorade, Pepsi/Mountain Dew, SoBe, Balance Bar, Rossignol, Kodak, and Starbucks.  We believe these joint marketing programs give us a high-quality image and strong market presence, as well as access to operational and marketing resources on both a regional and national basis.  We believe that our customer loyalty can be increased through guest service initiatives used to support brand differentiation and our continued industry leadership in the areas of snowmaking and snow grooming.

Expand the Sales and Marketing Efforts.  We have restructured and consolidated our sales operations to achieve a regional, rather than a resort-specific focus.  Sales and marketing staff are located near major customers and customer bases, rather than at our resorts.  At the same time, we are directing more of our marketing resources toward advertising and customer promotions.  We have focused the selection of agencies around their strengths: brand strategy, media strategy, high-level conceptual creative and signature collateral, and advertising.  We continue to focus on the expansion of our group sales activities in the convention and group business areas, as well as on the expansion of our off-season business.  For example, each of our resorts has at least one slopeside hotel which is managed by us and offers services year round, including conference space and food and beverage support for group bookings.

Continued Focus on Cost Management.  We believe we have made significant progress in increasing the variability of our cost structure during the last two operating seasons, which allows us to more effectively adjust operation levels to meet in-season demand fluctuations.  We are further refining our seasonal staffing model to minimize our year-round cost structures.  We have also improved our ability to control  and more quickly manage the ramp-up and ramp-down of our resort operations during the customary beginning and ending of our resort operating season based upon ski conditions and expected visitation levels.  In addition, we have recently implemented cost management plans related to healthcare, property/casualty insurance and mountain operations.  We have sophisticated computerized snowmaking control systems at our eastern resorts, which allow us to optimize snowmaking production while controlling related energy costs.

Expand Golf and Convention Business.  Sugarloaf/USA, Killington, and Mount Snow all operate championship resort golf courses.  The Sugarloaf/USA course, designed by Robert Trent Jones, Jr., has been consistently rated as one of the top 100 public courses in the country according to Golf Digest and the #1 public course in New England according to the New England Golf Journal.  Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools, two of which we operate and the other that we franchise in the eastern United States.  Additionally, we entered into an agreement with an unrelated third party for the construction, development, and operation of a golf course at Sunday River, designed by Robert Trent Jones, Jr.  The course is expected to open during the summer of 2005.  Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations.  We also have opportunities to develop golf courses at The Canyons and Attitash.  We are aggressively continuing to expand our in-season and off-season convention business by improving the quality, size, and compensation systems of our sales and marketing staff.

Improve Hotel Occupancy and Operating Margins.  We have reorganized our eastern sales force to continue to achieve operating efficiencies and improved marketing strategies which will improve the occupancy levels and operating margins of our lodging properties.  We have also developed tools to assist us in our yield management, established committees among our hotels to ensure that “best practices” are used, and have created benchmarking templates against our competitors to assist us in identifying areas for improvement.

Capitalize on Real Estate Growth Opportunities.  We creatively enter into opportunities with local builders and developers to utilize our existing real estate holdings to help expand the bed count, service offerings, and infrastructure of our resorts, while making minimal capital expenditures.  For example, we have initiated specific discussions with private real estate developers to develop land holdings in exchange for funding capital expenditure projects for new lifts and mountain access points at several of our resorts.

Real Estate Properties and Real Estate Development Activities

We own considerable developable real estate properties (both in acreage and value), which we offer for sale from time to time.  We have significantly reduced our direct real estate development activities and reduced the focus of real estate development as a core business.  The development of commercial or residential real estate helps us to drive increased revenues, skier visits, and summer guests to the mountain resorts.

In addition to developable real estate, we also operate and manage multiple on mountain lodging properties at each of our resorts.  As a result of past real estate development activities, we have retained ownership of the front desk, retail space, restaurants, and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  Our resort companies currently own and operate the commercial core of four Grand Summit Hotels (two at Sunday River and one each at Killington,  and Sugarloaf/USA) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  Our resort companies also operate and manage the commercial cores of four hotels (Mount Snow, Steamboat, The Canyons, and Attitash) owned by our real estate companies (see below).  In addition, we own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.

Real Estate Companies

Grand Summit Hotels.  Our primary real estate development activities in recent years have been the construction of Grand Summit Hotels at each of our resorts.  The Grand Summit Hotel is an interval ownership product which is a signature element of our resorts.  Each hotel is a condominium complex consisting of fully furnished residential and commercial units with a spacious atrium lobby, one or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool (except Sugarloaf/USA), and other recreational amenities.  Residential units in the hotel are sold in quarter and eighth share interests.  The balance of the hotel, including restaurants, retail space and conference facilities, is typically retained by us and managed by the host resort.  The initial sale of quarter and eighth share units generates revenue for the real estate segment, and our resort segment generates a continuing revenue stream from operating the hotel’s retail, restaurant, and conference facilities and from renting interval interests when not in use by their owners.

                We continue to develop and market to third parties development sites for townhomes, single family projects, and whole ownership condominium hotels, most recently at our Killington, Steamboat, Mount Snow, and Sugarloaf/USA resorts.

                Local approvals for our resort village plans are at various stages of completion.

•      The Canyons:  Pursuant to our November 15, 1999 approved master plan, density for the residential units and commercial development for our 15-year master plan at The Canyons was approved.  As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans.  See “Certain Considerations — Our business is subject to heavy environmental and land use regulation” for additional discussion regarding the status of our master plan permits at The Canyons.  We have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve these matters of non-compliance.

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

Alpine Resort Industry

                The alpine resort industry achieved a record number of skier visits in three of the last four ski seasons.  During the 2003-04 ski season, approximately 490 ski areas in the United States generated approximately 57.1 million skier visits, down slightly by 0.9% from the record 57.6 million total skier visits in 2002-03.  The 2002-03 ski season was a record season for skier visits and the 2003-04 ski season was still up by 3.0% over the previous 4-year average of 55.4 million skier visits.  While no individual U.S. region (Northeast, Southeast, Midwest, Rocky Mountain, and Pacific West) set a record, all regions were above their ten-year averages.  In addition, since the 2000-01 ski season, season pass sales have increased approximately 35%.

The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.  Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America.  The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 490 in 2004, although the number of skier visits has remained relatively flat other than the recent growth trend.  Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented.  We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is possible as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2003-04 ski season:

Geographic Region	2003-04 Total Skier Visits* (in millions)	Percentage of Total Skier Visits	Skier Visits at Company Resorts (in millions)	Company Regional Market Share	Company Resorts
Northeast	12.9	22.6%	2.5	19.4%	Killington/Pico, Mount Snow/Haystack, Sunday River, Sugarloaf/USA, Attitash Bear Peak
Southeast	5.6	9.8%	-	-
Midwest	7.8	13.7%	-	-
Rocky Mountain	18.9	33.1%	1.4	7.4%	Steamboat, The Canyons
Pacific West	11.9	20.8%	-	-
U.S. Overall	57.1	100.0%	3.9	6.8%

(*) Source:  Kottke National End of Season Survey 2003/04 Final Report

United States ski resorts range from small operations which cater primarily to day skiers from nearby population centers to larger resorts which attract both day skiers and destination resort guests.  We believe that day skiers focus primarily on the quality of the skiing and travel time, while destination travelers are attracted to the total ski and riding experience, including the non-skiing amenities and activities available at the resort, as well as the perceived overall quality of the vacation experience.  Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and beverages, and other retail items over a multiple-day period.

The ski industry has enjoyed solid growth over the past quarter of a century, including a notable rebound in recent years from the overall participation trough experienced in 2000.  Baby boomers that drove the industry growth in the 1960’s and 1970’s are entering peak spending years, generating significantly more travel volume than other demographic groups.  These baby boomers have above average household income, and their numbers are expected to grow through 2012, according to the U.S. Department of Commerce.  According to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased to approximately 30.6% of total skier visits in the 2003-04 ski season, a compounded annual growth rate since 2000-2001 of approximately 4.1%.  We believe that snowboarding will continue to be an important source of lift ticket, skier development, retail, and rental revenue growth for us.

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

•                  Expanding demand for second home vacation real estate,

•                  The existence of approximately 66.7 million members of the baby boom generation who are now approaching the 40 to 59 year age group where discretionary income, personal wealth, and pursuit of leisure activities are maximized, and

•                  The emergence of the echo boom generation (children of baby boomers) as a significant economic force which is just beginning to enter the prime entry age for skiing, snowboarding, and other “on-snow” sports.

There can be no assurance, however, that these trends and developments will have a favorable impact on the ski industry.

Competition

The ski industry is highly competitive.  We compete with mountain resort areas in the United States, Canada, and Europe.  We also compete with other recreation resorts, including warm weather resorts, for vacationers.  In order to broaden its customer base, we market our resorts regionally, nationally, and internationally.  Our prices are directly impacted by the number and variety of alternatives presented to skiers in these markets and we look to provide competitive prices and ski packages comparable with other leading resorts. Our most significant competitors are resorts that are well capitalized, well managed, and have significant capital improvement and resort real estate development programs.

Employees and Labor Relations

We currently employ approximately 1,400 full-time, year-round employees supporting our resort and real estate operations, including corporate personnel.  At peak season last year, we employed approximately 8,600 employees.  Less than 1% of our employees are unionized.  We believe that we enjoy satisfactory relations with our employees.

Government Regulation

Our resorts are subject to a wide variety of federal, state, regional, and local laws and regulations relating to land use, environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission, and disposal of hazardous materials and hazardous and nonhazardous wastes, and other environmental matters.  While we believe that our resorts are currently in material compliance with all land use and environmental laws, any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation requirements, or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect our operations.

We believe that we possess all the permits, licenses, and approvals from governmental authorities material to our operations as they currently exist.  We have not received any notice of material non-compliance with permits, licenses, or approvals necessary for the operation of any of our properties, with the exception of our Development Agreement at The Canyons, where we have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve compliance issues.  See “Certain Considerations - Our business is subject to heavy environmental and land use regulation” for additional discussion regarding the status of our master plan permits at The Canyons.

Resort and real estate capital programs require permits and approvals from certain federal, state, regional, and local authorities.  Our operations are heavily dependent upon our continued ability, under applicable laws, regulations, policies, permits, licenses, or contractual arrangements, to have access to adequate supplies of water with which to make snow and service the other needs of our facilities, and otherwise to conduct our operations.  There can be no assurance that new applications of existing laws, regulations, and policies, or changes in these laws, regulations, and policies will not occur in a manner that would have a material adverse effect on our business, or that important permits, licenses, or agreements will not be canceled, not renewed, or renewed on less favorable terms.  Major expansions of any one or more resorts could require the filing of an environmental impact statement under environmental laws and applicable regulations if it is determined that the expansion has a significant impact upon the environment and could require numerous other federal, state, and local approvals.  Although we have consistently been successful in implementing our capital expansion plans, no assurance can be given that necessary permits and approvals will be obtained.

Systems and Technology

Information Systems.  Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs.  We continue to deploy solutions that improve guest service, create internal efficiency, and enable more direct relationships between us and our guests.  We are implementing extensions to our central reservations software that will provide industry-leading integration between our web and call center vacation booking channels.

Snowmaking Systems and Technology.  We believe that we operate one of the largest consolidated snowmaking operations in the ski resort industry, with approximately 4,200 acres of snowmaking coverage.  Our proprietary snowmaking software program allows us to produce what we believe is some of the highest quality man-made snow in the industry.  Substantially all of our snowmaking systems are operated through computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation.  We use efficient ground based, tower based, and fully automated snowgun nozzle technology and have developed software for determining the optimal snowmaking nozzle setting at multiple locations on any particular mountain.  This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, reducing the need for physical observations to make adjustments and ensuring that ideal snow quality is provided.  In addition, we are actively involved in testing and implementing new technologies to further improve the quality and efficiency of our snowmaking operations.

CERTAIN CONSIDERATIONS

                In addition to the other information contained in this Form 10-K, you should carefully consider the following matters in evaluating our business.  This Form 10-K contains forward-looking statements and our actual results could differ materially from those anticipated by any forward-looking statements as a result of numerous factors, including those set forth in the following description of considerations and elsewhere in this Form 10-K.  See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements”.

Pursuant to its terms, our Mandatorily Redeemable Convertible 10½% Series A Preferred Stock (Series A Preferred Stock) was redeemable on November 12, 2002 to the extent that there were legally available funds to effect such redemption.  We did not redeem the Series A Preferred Stock on that redemption date and can give no assurance that the necessary liquidity will be available to effect redemption in the future.  Any redemption of our Series A Preferred Stock could result in an event of default under some of our outstanding debt.

We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $73.9 million as of July 25, 2004.  Our  Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, to the extent that we had funds legally available for that redemption.  If our Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of the Series A Preferred Stock until we have done so in full.  Prior to the November 12, 2002 redemption date, based on all relevant factors, our Board of Directors determined not to redeem any shares of stock on the redemption date.  On January 27, 2003, the holders of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholders demanded pursuant to Delaware law to review certain records.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of the Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holders are entitled to elect two new members of our board of directors.  We have not yet been advised by the holders of the Series A Preferred Stock whether they intend to exercise their right to elect two directors at or prior to our next annual shareholders meeting or whether they intend to take any other action, including legal action, to seek to compel our redemption of the Series A Preferred Stock.  If the holders of the Series A Preferred Stock were to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation.

We are not permitted to redeem our Series A Preferred Stock under the terms of our $91.5 million resort senior secured loan facility from General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (Capital Source) (the Resort Senior Credit Facility) and the terms of the indenture governing our 12% senior subordinated notes (the Senior Subordinated Notes).  If any redemption occurs or the holders of our Series A Preferred Stock obtain and seek to enforce a final judgment against us that is not paid, discharged or stayed, this could result in an event of default under those debt instruments, and the lenders and holders of that debt could declare all amounts outstanding to be due and payable immediately.  If we are required to redeem all or any portion of our Series A Preferred Stock, either as a result of a court judgment or otherwise, we would have to consider seeking an amendment or waiver of the terms of the Resort Senior Credit Facility and the indenture governing the Senior Subordinated Notes, selling material assets or operations, refinancing our indebtedness and our Series A Preferred Stock, seeking to raise additional debt or equity capital, delaying capital expenditures and other investments in our business, and/or restructuring our indebtedness and preferred stock.  No assurance can be given that we would be successful in taking any of these steps or that we would have the necessary liquidity or assets to effect any redemption of our Series A Preferred Stock and any indebtedness required to be repaid.  As a result, any redemption of, or legal requirement to redeem, our Series A Preferred Stock could have a material adverse effect on us.

On October 12, 2004, we entered into an Exchange Agreement with the holder of our Series A Preferred Stock.  Pursuant to the terms of the Exchange Agreement, we have agreed to issue new junior subordinated notes due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The new junior subordinated notes will be issued only in the event that we are successful in consummating a new senior secured credit facility and the tender offer.  See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” for a description of the tender offer.  The new junior subordinated notes will accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the new junior subordinated notes until maturity.  The new junior subordinated notes will be subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business.  None of our subsidiaries will be obligated on the new junior subordinated notes, and none of our assets will serve as collateral for repayment of the new junior subordinated notes.

Our business is substantially leveraged and we face a number of financial risks.

                We are highly leveraged.  As of September 26, 2004, we had $259.5 million of total indebtedness outstanding, including $117.1 million of secured indebtedness, and $352.2 million in redeemable preferred stock (liquidation value).

                Our high level of debt affects our operations in several important ways.  First of all, we will have significant cash requirements to service our debt, which will in turn reduce the funds available for our operations and capital expenditures.  A decrease in the availability of funds will make us more vulnerable to adverse general economic and industry conditions.  Secondly, the financial covenants and other restrictions contained in our debt agreements require us to meet certain financial tests and restrict our ability to raise additional capital, borrow additional funds, make capital expenditures, or sell our assets.  Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business could leave us with no cash availability.

Although we believe we have sufficient liquidity to fund our operations through at least fiscal 2005, our ability to make scheduled payments or refinance our debt and preferred stock obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business, and other factors.  Some of these factors are beyond our control.  There can be no assurance that our operating results, cash flows, and capital resources will be sufficient to pay our indebtedness.  If our operating results, cash flows, or capital resources prove inadequate we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations.  We also could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital.  In addition, further efforts by management to refinance and restructure our debt and redeemable preferred securities could be negatively impacted and result in less favorable terms.  There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

                Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these activities cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

                Continued improvement in our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources, and to engage in successful real estate development (either directly or through third parties).  To the extent that we are unable to do so with cash generated from operating activities, or through borrowed funds or additional equity investments, the growth and financial health of our business could be impaired.

We also have significant future capital requirements with respect to the retirement of debt and other securities.  For example, the Resort Senior Credit Facility matures on April 15, 2006 for the revolving credit facility (Revolving Credit Facility), the tranche A term loan (Tranche A Term Loan), and the supplemental term loan (Supplemental Term Loan) portions, and matures on June 15, 2006 for the tranche B term loan (Tranche B Term Loan) portion.  We must also retire or refinance our Senior Subordinated Notes in July 2006 and our 11.3025% convertible subordinated notes (the Junior Subordinated Notes) in August 2007.  Our preferred stock must be redeemed in accordance with its terms.  This includes our Series A Preferred Stock, which we did not redeem on November 12, 2002, our 12% Series C-1 convertible participating preferred stock (the Series C-1 Preferred Stock) which is mandatorily redeemable in July 2007, and our 15% Series C-2 preferred stock (the Series C-2 Preferred Stock) which is mandatorily redeemable in July 2007.  There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock in the foreseeable future.  Failure to do so could have a material adverse effect on our business.  See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of such payments.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

                Ski resort operations are highly seasonal.  For fiscal 2004, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenues and approximately 22% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2004.  Also, our resorts typically experience operating losses and negative cash flows for the period from May through November.  During the seven-month period from May through November 2003, for example, we had operating losses from resort segment operations aggregating $82.8 million and negative cash flows from resort segment operating activities aggregating $28.6 million.  These losses from resort segment operations included merger, restructuring, and asset impairment charges of $1.7 million and accretion of discount and dividends on mandatorily redeemable preferred stock of $14.3 million included in interest expense.  There can be no assurance that we will be able to finance our capital requirements from external sources during the period from May through November.

                A high degree of seasonality in our revenues increases the impact of certain events on our operating results.  Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during our peak business periods could reduce our revenues.  Adverse weather conditions can also increase power and other operating costs associated with snowmaking or can render snowmaking wholly or partially ineffective in maintaining quality skiing conditions.  Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits and the early ski season snow conditions and skier perception of early ski season snow conditions influence the momentum and success of the overall ski season.  There is no way for us to predict future weather patterns or the impact that weather patterns may have on the results of operations or visitation.

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

Our ability to generate revenues from real estate development activities could be adversely affected by a number of factors, such as our ability to successfully market our resorts, the national and regional economic climate, local real estate conditions (such as an oversupply of space or a reduction in demand for real estate), costs of environmental compliance and remediation associated with new development, renovations and ongoing operations, the attractiveness of the properties to prospective purchasers and tenants, competition from other available property or space, our ability to obtain all necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations, and changes in real estate, zoning, land use, environmental, or tax laws.  Many of these factors are beyond our control.

                In addition, a portion of our real estate development business is conducted within the interval ownership industry.  As a result, any changes affecting the interval ownership industry, such as an oversupply of interval ownership units, a reduction in demand for interval ownership units, changes in travel and vacation patterns, changes in governmental regulations relating to the interval ownership industry, increases in construction costs, or taxes and tightening of financing availability, could have a material adverse effect on our real estate development business.

Changes in regional and national economic conditions could adversely affect our results of operations.

                The skiing and real estate development industries are cyclical in nature and are particularly vulnerable to shifts in regional and national economic conditions.  Skiing and vacation unit ownership are discretionary recreational activities entailing relatively high costs of participation, and any decline in the regional or national economies where we operate could adversely impact our skier visits, real estate sales, and revenues.  Accordingly, our financial condition, particularly in light of our highly leveraged condition, could be adversely affected by any weakening in the regional or national economy.

Our business is subject to heavy environmental and land use regulation.

                We are subject to a wide variety of federal, state, and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission, and disposal of hazardous materials.  Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on our operations that could adversely affect our present and future resort operations and real estate development.  In addition, these laws and regulations could change in a manner that materially and adversely affects our ability to conduct our business or to implement desired expansions and improvements to our facilities.

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

                Our operations are heavily dependent upon our ability, under applicable federal, state, and local laws, regulations, permits, and licenses, or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations.  There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses, or agreements will not be cancelled or will be renewed on terms as favorable as the current terms.  Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our financial condition and  result of operations.

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

                We are a holding company and our ability to pay principal and interest on debt will be dependent upon the receipt of dividends and other distributions, or the payment of principal and interest on intercompany borrowings, from our subsidiaries.  We do not have, and we do not expect in the future to have, any material assets other than the common stock of our direct and indirect subsidiaries.  The Resort Senior Credit Facility and other agreements governing the debt obligations of our subsidiaries contain contractual restrictions on the ability of our subsidiaries to make dividend payments or other distributions to us.  In addition, state law further restricts the payment of dividends or other distributions to us by our subsidiaries.  The breach of any of the provisions of the indebtedness of our subsidiaries could result in a default, which in turn could accelerate the maturity of our subsidiaries’ indebtedness.  If the maturity of any such indebtedness of our subsidiaries were accelerated, the indebtedness would be required to be paid in full before that subsidiary would be permitted to distribute any assets to us.  There can be no assurance that our assets or those of our subsidiaries would be sufficient to repay all of our outstanding debt.

Our business requires significant capital expenditures.  These expenditures do not, however, guarantee improved results.

                Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.  Our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources and to engage in successful real estate development (either directly or through third parties).  In addition, the Resort Senior Credit Facility limits the amount of non-real estate capital expenditures we can make.  To the extent that we are prohibited from making capital expenditures or are unable to obtain the funds to do so with cash generated from operations, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected.

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

As a result of a shareholders’ agreement and the terms of the preferred stock held by Oak Hill Capital Partners, L.P. and certain related entities (Oak Hill), and Leslie B. Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, Oak Hill controls a majority of our board of directors.  Oak Hill may have interests different from the interests of the holders of our common stock.

A significant portion of our ski resorts are operated under leases or forest service permits.

                We lease a significant portion of the land underlying our ski resorts or use them pursuant to renewable permits or licenses.  If any of these arrangements were terminated or not renewed on expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired.  A substantial portion of the skiable terrain at our Attitash Bear Peak, Mount Snow, and Steamboat ski resorts is federal land that is used under the terms of permits with the United States Forest Service.  The permits give the United States Forest Service the right to review and comment on the location, design, and construction of improvements in the permit area and on certain other operational matters.  The permits can also be terminated or modified by the United States Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits.  A termination or modification of any of our permits could have a material adverse affect on our results of operations.

Item 3

Legal Proceedings

The Killington resort has been identified by the U.S.  Environmental Protection Agency as a potentially responsible party at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act.  Killington has entered into a settlement agreement with the Environmental Protection Agency at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut.  Killington rejected an offer to enter into a de minimis settlement with the Environmental Protection Agency for the other site, the PSC Resources Superfund (Superfund) site in Palmer, Massachusetts, because it disputes its designation as a potentially responsible party.  We believe that our liability for this Superfund site will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ASC entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort.  The Company later determined that the sale of its Heavenly resort more closely achieved the Company’s restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort.  On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in Federal District Court in Denver, alleging breach of contract resulting from ASC’s refusal to close on the proposed sale of the Steamboat resort.  The suit sought both monetary damages resulting from the breach and specific performance of the contract.  On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, American Skiing Company Resort Properties, Inc. (Resort Properties), and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants.  On December 31, 2002, the Colorado State District Court issued summary judgment in ASC’s favor and against Triple Peaks, confirming that the damages ASC owes Triple Peaks under the contract are limited to $0.5 million.  On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in ASC’s favor, finding that the agreement between ASC and Triple Peaks did not, under the circumstances of ASC’s refusal to close, limit damages to $0.5 million.  The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for ASC’s refusal to close.

ASC filed a Request for Rehearing with the Colorado Court of Appeals, which request was denied in March 2004.  ASC filed a Petition for Certiorari with the Colorado Supreme Court and to assert that damages under the agreement are limited to $0.5 million.  On July 12, 2004, the Company reached a settlement with Triple Peaks, LLC regarding this litigation.  In return for a cash settlement of $5.14 million, Triple Peaks LLC agreed to a full dismissal of all claims relating to the proposed sale of the Steamboat resort.  The Company had previously accrued $5.0 million in fiscal 2004 prior to the settlement and accrued the remaining $140,000 at the time of the settlement.  The Company paid an initial payment of $3.0 million and has an accrued liability for the remaining $2.14 million in its consolidated financial statements as of  July 25, 2004.   The $2.14 million is to be paid in April 2005.  If we do not make the payment on that date an interest rate of 12% will be computed from that date through December 31, 2005 and 16% thereafter plus other remedies.  In addition, we are required to make a bonus payment to Triple Peaks of $860,000 if we sell or transfer substantially all of our assets to a third party on or prior to December 31, 2005 and the closing occurs on or before April 1, 2006.  Triple Peaks also has the right of first refusal to buy Steamboat if the sale is on a stand alone basis.

On April 22, 2003, we were sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between us (through two different subsidiaries, ASC Utah, Inc. and Resort Properties) and Westgate.  Generally, Westgate has alleged that ASC Utah and/or Resort Properties have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.  It is not currently feasible to quantify the damages being sought in this action.  On May 13, 2003, we answered Westgate’s complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2.0 million (now over $3.0 million) in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or Resort Properties.  Limited discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.

In July 2003, the homeowners association of the Mount Snow Grand Summit Hotel filed a claim against Grand Summit for damages of $2.0 million for improper roof/insulation construction at that hotel.  Grand Summit has filed an answer and a crossclaim against the architect and general contractor for the project.  Discovery in this matter is at a very preliminary stage and no timetable has been set for bringing the matter to trial.

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

PART II

Item 5

Market for the Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the Over The Counter Bulletin Board under the symbol “AESK”.  Our Class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock.  As of September 26, 2004, 31,738,183 shares of our common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock held by one holder and 16,977,653 shares of common stock held by approximately 9,000 holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board, as applicable.

American Skiing Company Common Stock (AESK)

	Fiscal 2003		Fiscal 2004
	High	Low	High	Low
1st Quarter	$0.28	$0.14	$0.22	$0.09
2nd Quarter	$0.26	$0.13	$0.20	$0.10
3rd Quarter	$0.16	$0.08	$0.16	$0.10
4th Quarter	$0.13	$0.08	$0.15	$0.10

Market Information

We have not declared or paid any cash dividends on our capital stock.  We intend to retain earnings, to the extent that there are any, to reduce our debt and to support our capital improvement and growth strategies.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion.  Each of the indentures governing our Senior Subordinated Notes, our Resort Senior Credit Facility and the terms of our Series A Preferred Stock, Series C-1 Preferred Stock, and Series C-2 Preferred Stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests.  See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 6

Selected Financial Data

The following selected historical financial data has been derived from our consolidated financial statements as audited by: (1) KPMG LLP, as of July 29, 2001, July 28, 2002, July 27, 2003, and July 25, 2004 and for the fiscal years ended July 30, 2000, July 29, 2001, July 28, 2002, July 27, 2003, and July 25, 2004; and (2) Arthur Andersen LLP, as of July 30, 2000.  This data, excluding consolidated statements of cash flows data, has been restated to reflect Heavenly as discontinued operations and also includes certain reclassifications to be consistent with the current year presentation.

	Historical Year Ended (1)
	July 30, 2000	July 29, 2001	July 28, 2002	July 27, 2003	July 25, 2004
	(in thousands, except per share and per skier visit amounts)
Consolidated Statement of Operations Data:
Net revenues:
Resort (2)	$240,226	$275,686	$243,842	$251,638	$250,706
Real estate	132,063	96,864	28,274	12,898	33,405
Total net revenues	372,289	372,550	272,116	264,536	284,111

Operating expenses:
Resort	170,156	187,715	166,968	168,010	167,518
Real estate	123,837	93,422	30,091	12,166	24,661
Marketing, general and administrative	46,903	49,011	46,699	49,645	54,801
Merger, restructuring and asset impairment charges (3)	-	76,015	111,608	1,451	137
Depreciation and amortization	35,493	34,941	26,238	27,513	26,477
Write-off of deferred financing costs	1,017	-	3,338	2,761	-
Total operating expenses	377,406	441,104	384,942	261,546	273,594

Loss from continuing operations before preferred stock dividends and cumulative effects of changes in accounting principles	(33,743)	(125,026)	(167,578)	(44,374)	(28,502)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(20,994)	(23,357)	(32,791)	(37,644)	-
Loss from continuing operations available to common shareholders before cumulative effects of changes in accounting principles	$(54,737)	$(148,383)	$(200,369)	$(82,018)	$(28,502)
Net loss available to common shareholders	$(52,452)	$(141,572)	$(206,710)	$(82,018)	$(28,502)
Basic and diluted net loss from continuing operations per share available to common shareholders	$(1.81)	$(4.86)	$(6.34)	$(2.59)	$(0.90)
Basic and diluted net loss per share available to common shareholders	$(1.73)	$(4.64)	$(6.54)	$(2.59)	$(0.90)

Balance Sheet Data:
Total assets	$926,778	$807,038	$521,993	$475,305	$430,800
Long-term debt and redeemable preferred stock, including current maturities	634,723	638,620	582,096	638,928	603,653
Common shareholders’ equity (deficit)	185,497	44,826	(155,305)	(237,295)	(240,962)

Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(43,891)	$44,576	$(1,092)	$(7,999)	$24,917
Cash flows provided by (used in) investing activities	(17,403)	(23,390)	94,683	(4,658)	(7,359)
Cash flows provided by (used in) financing activities	62,376	(19,679)	(98,259)	12,329	(17,130)

Other Data:
Skier visits (000’s)(4)	4,109	4,430	3,756	3,977	3,887
Resort revenues per skier visit	$58.46	$62.23	$64.92	$63.27	$64.50

(1)          The historical data above does not reflect the financial position or results of operations for our Heavenly resort (Heavenly).  The financial data for Heavenly is reflected as discontinued operations because Heavenly was sold during fiscal 2002.

(2)          Resort revenues represent all revenues, excluding revenues generated by the sale of real estate interests.

(3)          During fiscal 2001, we recognized the following merger, restructuring, and asset impairment charges: a $52.0 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as assets held for sale as of July 29, 2001; a $15.1 million asset impairment charge related to the assets at our Sugarbush resort that are classified as assets held for sale as of July 29, 2001; a $3.6 million charge related to our terminated merger with Meristar Hotels and Resorts, Inc; $4.0 million in employee separation, legal, and financial consulting charges related to our strategic restructuring plan; and a $1.3 million impairment charge to net realizable value in the fourth quarter of fiscal 2001 to reduce the remaining units at the Attitash Grand Summit Hotel to their net realizable vaule.

During fiscal 2002, we recognized the following merger, restructuring, and asset impairment charges: a $25.4 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as held for sale as of July 29, 2001; a $38.7 million charge related to the remaining quartershare units at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel; a $18.9 million charge related to land and land options at The Canyons; a $24.8 million charge related to master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River, and Steamboat; a $1.4 million charge related to a land option at Sunday River and certain resort fixed assets; $2.7 million in legal and financial consulting charges related to our strategic restructuring plan; offset by a $0.3 million gain to finalize the sale of Sugarbush.  During fiscal 2003, we recognized the following merger, restructuring and asset impairment charges: a $1.2 million charge related to certain resort fixed assets and other assets; and $0.4 million in restructuring charges; offset by a $0.2 million reversal of a previous impairment charge determined not to be needed.  During fiscal 2004, we recognized the following in merger, restructuring, and asset impairment charges:  $0.1 million in restructuring charges.

(4)          For purposes of estimating skier visits, we assume that a season pass holder visits our resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Certain statements under the heading Part I, Item 1 and Item 2 — “Business and Properties”, this heading Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances, or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); any redemption of or legal requirement to redeem our Series A Preferred Stock; failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure, and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; seasonal business activity; changes to federal, state, and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

We are organized as a holding company and operate through various subsidiaries.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We develop, own, and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants, and retail locations.  We also develop, market, and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels.  We report our results of operations in two business segments, resort operations and real estate operations.

Our resort operating strategies include taking advantage of our multi-resort network, increasing our revenue per skier, continuing to build brand awareness and customer loyalty, expanding our sales and marketing efforts, continuing to focus on cost management, expanding our golf and convention business, improving our hotel occupancy and operating margins, and capitalizing on real estate growth opportunities through joint ventures.  Our fiscal 2004 results of operations were favorable as compared to the prior year due to significantly improved snow conditions at our western resorts, a company-wide increase in our season pass revenues, revisions to our lift ticket pricing structure and comprehensive yield management at our resorts, reductions in our fixed cost structure, effective management of the ramp-up and ramp-down of seasonal operations, and day-to-day management of peak season operating costs, which positive results collectively were offset by challenging weather conditions at our eastern resorts.

                We intend to restructure the Company’s debt and preferred stock facilities to more closely align them with our long-term strategic objectives.  During fiscal 2004, we successfully amended our real estate construction loan facilities.  In addition, during fiscal 2004 an auction was held at The Canyons to sell substantially all of the remaining units at The Canyons Grand Summit Hotel, which resulted in a $10.8 million paydown of our real estate construction loan facilities.  We also successfully restructured our real estate term facility (Real Estate Term Facility).

As a result of improved operating performance and the strengthening of our balance sheet following recent restructuring transactions, we have commenced marketing for a new senior secured credit facility.  The new facility is expected to total approximately $230 million, and consist of a revolving credit facility and term loan facilities.  The proceeds of the facilities would be used to refinance our Resort Senior Credit Facility and our Senior Subordinated Notes (which collectively total approximately $199.0 million as of July 25, 2004 and approximately $197.1 million as of September 26, 2004), as well as to pay fees and expenses related to the transaction.  Arrangement and consummation of a new senior secured credit facility is subject to satisfactory documentation and other customary conditions.  If our marketing efforts for the facility are successful, closing on the facility is expected to take place in November 2004.

On October 12, 2004, in conjunction with a proposed new senior secured credit facility, we commenced a tender offer for all of the Senior Subordinated Notes, which total $120.0 million.  The total consideration payable in connection with the offer is $1,015.63 per $1,000 principal amount plus accrued but unpaid interest for the Senior Subordinated Notes.  We also solicited consents from the holders of the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default under the indenture for the Senior Subordinated Notes.  On October 22, 2004, we announced that we have received the requisite consents from the holders of the Senior Subordinated Notes to the proposed indenture amendments, and we entered into a supplemental indenture reflecting those amendments.  Closing of the tender offer and the proposed indenture amendments becoming operative are each subject to the consummation of a new senior secured credit facility in an amount sufficient to fund the total consideration for the Senior Subordinated Notes and to refinance our Resort Senior Credit Facility,  and certain other customary conditions.

                 On October 12, 2004, we entered into an Exchange Agreement with the holder of our Series A Preferred Stock.  Pursuant to the terms of the Exchange Agreement, we have agreed to issue new junior subordinated notes due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The new junior subordinated notes will be issued only in the event that we are successful in consummating a new senior secured credit facility and the tender offer.  The new junior subordinated notes will accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the new junior subordinated notes until maturity.  The new junior subordinated notes will be subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business.  None of our subsidiaries will be obligated on the new junior subordinated notes, and none of our assets will serve as collateral for repayment of the new junior subordinated notes.

There can be no assurance that we will be successful in marketing the new senior secured credit facility on acceptable terms.  The description of our liquidity and capital resources which follows is made without giving effect to the proposed new senior secured credit facility, the tender for the Senior Subordinated Notes, or the exchange of our Series A Preferred Stock for junior subordinated notes.

The following is our discussion and analysis of financial condition and results of operations for fiscal  2004.  Please read this information in connection with our consolidated financial statements and related notes contained elsewhere in this report.

Liquidity and Capital Resources

                We are a holding company whose only significant assets are the outstanding common stocks of our subsidiaries.  Our only source of cash to pay our obligations is distributions from our subsidiaries.

Short-Term.  Our primary short-term liquidity needs for resort operations include funding seasonal working capital requirements, funding our fiscal 2005 capital improvement program and servicing debt and other contractual obligations.  Our primary short-term liquidity needs for real estate operations are funding costs relating to marketing and sales of our real estate development projects and servicing debt.  Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our non-real estate subsidiaries and borrowings under our Resort Senior Credit Facility.  The total debt outstanding under our Resort Senior Credit Facility as of July 25, 2004 was approximately $79.0 million (not including approximately $0.3 million in undrawn letters of credit issued under the Resort Senior Credit Facility), with approximately $9.8 million available for borrowing on that date.  As of July 25, 2004, we are in compliance with all covenants of the Resort Senior Credit Facility.

Real estate development and real estate working capital is funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries, and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary.  As of July 25, 2004, the total debt outstanding under the Construction Loan Facility was approximately $18.7 million.  As of July 25, 2004, we are in compliance with all covenants of the Construction Loan Facility.  As of July 25, 2004, the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying consolidated balance sheet was approximately $69.0 million.  See “Real Estate Liquidity — Real Estate Term Facility” below.

Resort Liquidity.  We entered into an agreement governing the Resort Senior Credit Facility on February 14, 2003 with GE Capital and CapitalSource.  The Resort Senior Credit Facility is secured by substantially all of our holding company assets, excluding the stock of Resort Properties and other real estate subsidiaries, and the assets of our resort operating subsidiaries.  Following the restructuring of the Real Estate Term Facility in May 2004, Resort Properties has become a guarantor of and its assets are  pledged as collateral under the Resort Senior Credit Facility.

The Resort Senior Credit Facility consists of the following:

•                  Revolving Credit Facility - $40.0 million, including letter of credit (L/C) availability of up to $5.0 million.  The amount of availability under the Revolving Credit Facility will be correspondingly reduced by the amount of each L/C issued.  As of July 25, 2004, we had approximately $29.9 million borrowed on this facility and approximately $0.3 million of outstanding L/Cs.

•                    Tranche A Term Loan -  $25.0 million borrowed as of July 25, 2004, $0 availability;

•                    Supplemental Term Loan - $4.1 million borrowed as of July 25, 2004, $0 availability; and

•                    Tranche B Term Loan -  $20.0 million borrowed as of July 25, 2004, $0 availability.

The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25%, payable monthly (7.25% as of July 25, 2004).  The Revolving Credit Facility must be reduced to $0 by April 1 of each fiscal year and therefore this portion of the debt is reflected in current liabilities in the accompanying consolidated balance sheets.  The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, with a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0%, payable monthly (12.25% as of July 25, 2004) with an interest rate floor of 12.25%.  The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures, and contains an asset monetization covenant which requires us to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The financial covenants of the Resort Senior Credit Facility also restrict our ability to pay cash dividends on or redeem our common and preferred stock.

                As of September 26, 2004, we had $28.0 million, $25.0 million, $4.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of September 26, 2004, we had approximately $0.3 million in outstanding L/Cs with approximately $11.7 million available for future borrowings under the Revolving Credit Facility.  We expect that the remaining borrowing capacity under the Revolving Credit Facility will be sufficient to meet our working capital needs through the end of fiscal 2005.

We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility.  We take various actions to maintain compliance with our financial covenants, including reducing our cost structure during the off-season and seasonal low-visitation at our resorts and closely managing working capital throughout the year.  In the event of a violation of the financial covenants under our Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question.

             We met the zero balance requirement under the Revolving Credit Facility on April 1, 2004, and were incompliance with all other financial covenants of the Resort Senior Credit Facility through the end of fiscal 2004

Our significant debt levels affect our liquidity.  As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt.  Consequently, cash availability for working capital needs, capital expenditures, and acquisitions is significantly limited, outside of any availability under the Resort Senior Credit Facility.  Furthermore, our Resort Senior Credit Facility and the indenture governing our Senior Subordinated Notes contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity.  These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness, and restrictions on the issuance of preferred stock.

Real Estate Liquidity.  To fund working capital, Grand Summit Resort Properties relies on the net proceeds from the sale of real estate developed for sale and the Construction Loan Facility.

Real Estate Term Facility:  Effective May 20, 2002, Resort Properties was in default on its Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million and the due date of the indebtedness was accelerated on May 31, 2002.  As a result, all indebtedness under the facility became immediately due and payable.

On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (Killington) (an ASC subsidiary).  Certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million.   All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit in the Grand Summit Hotel at Mount Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility.  Collectively Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land are owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37,175,000.  In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R) and APB No. 18, SP Land is a variable interest entity and  is accounted for on the equity method because it does not meet the requirements for consolidation.

In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill Capital Partners and its affiliate, OHSF ASTC, LLC, (Tranche C of the Real Estate Term Facility) was contributed by Oak Hill to ASC as additional paid-in capital.  This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution.  As a result of the transfer of the $55.4 million in indebtedness (including interest and fees) from Resort Properties to SP Land and the exchange of $25.0 million in debt from Oak Hill for additional paid-in capital of ASC, approximately $80.4 million in real estate debt and related accrued interest and fees are no longer obligations of  ASC.

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate with a carrying value of approximately $0.9 million into a joint venture entity called Cherry Knoll Associates, LLC.   Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll Associates.  In addition, Killington maintains a preferential distribution interest in Cherry Knoll Associates of $1,500,000.  In accordance with FIN No. 46R and APB No. 18, Cherry Knoll Associates is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the Resort Senior Credit Facility and Resort Properties pledged its remaining assets as collateral security under the Resort Senior Credit Facility.

As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders and we are in compliance with all debt covenants and other terms of the remaining debt instruments as of July 25, 2004.

Construction Loan Facility:  We have historically conducted our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash Bear Peak, which are primarily financed through the $110 million Senior Construction Loan.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10 million Subordinated Construction Loan, which was subsequently increased to $10.6 million.  Together the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary.

The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit at Attitash Bear Peak collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to us and our resort operating subsidiaries other than Grand Summit.  Grand Summit has assets with a total carrying value of $69.0 million as of July 25, 2004, which collateralizes the Senior Construction Loan.  The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006.  The principal balance outstanding under the Senior Construction Loan was approximately $18.7 million as of July 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 25, 2004).  During fiscal 2004, Grand Summit made payments on the Senior Construction Loan of approximately $13.0 million primarily as a result of an auction that was held in February 2004 to sell substantially all of the remaining units at The Canyons Grand Summit Hotel.

The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears.  Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan is automatically deferred until the final payment date.  The Subordinated Construction Loan was amended in December 2003 to provide additional borrowing availability of approximately $0.6 million for a maximum borrowing capacity of $10.6 million.  The Subordinated Construction Loan, as amended, matures on November 30, 2007.  All $10.6 million had been borrowed under the Subordinated Construction Loan as of July 25, 2004.  The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

The Senior Construction Loan, as amended, requires the following maximum outstanding principal balances as of the following dates:

September 30, 2004	$18,000,000
December 31, 2004	$17,000,000
March 31, 2005	$14,000,000
June 30, 2005	$12,000,000
September 30, 2005	$11,000,000
December 31, 2005	$10,000,000
March 31, 2006	$5,000,000
June 30, 2006	$-

As of September 26, 2004, the amount outstanding under the Senior Construction Loan was $18.5 million and there were no borrowings available under this facility.  Prior to September 30, 2004, the amount outstanding under the Senior Construction Loan was under $18.0 million as required under the credit agreement.  As of

September 26, 2004, the amount outstanding under the Subordinated Construction Loan was $10.6 million and there were no borrowings available under this facility.

Series A Preferred Stock Redemption.  We have 36,626 shares of Series A Preferred Stock outstanding, with an accreted value of approximately $73.9 million as of July 25, 2004.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, to the extent that we had funds legally available for that redemption.  In addition, because we are not permitted to redeem our Series A Preferred Stock under the terms of the Resort Senior Credit Facility and the terms of the indenture governing our Senior Subordinated Notes, we cannot effect the redemption of the Series A Preferred Stock unless we have first repaid the outstanding borrowings on the Resort Senior Credit Facility and the Senior Subordinated Notes or obtained the requisite consents from the holders of the debt under those facilities.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, we must redeem that number of shares of Series A Preferred Stock which we can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, we must redeem shares of our Series A Preferred Stock until we have done so in full.  Prior to and since the November 12, 2002 redemption date, based on all relevant factors (including our inability to extinguish all indebtedness under the Resort Senior Credit Facility and the Senior Subordinated Notes with sufficient assurance of remaining assets from which to redeem the Series A Preferred Stock), our Board of Directors has determined not to redeem any shares of Series A Preferred Stock because they have concluded that funds are not legally available.  On January 27, 2003, the holder of the Series A Preferred Stock demanded that we redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholder demanded pursuant to Delaware law to review certain of our records.  However, the Series A Preferred Stockholder has not pursued reviewing any of our records.  We will continue to assess our obligations with respect to the requirements of the redemption provisions of our Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holder is entitled to elect two new members of our board of directors.  The right to appoint board members is the sole remedy available to the holder of the Series A Preferred Stock as a result of our inability to redeem the Series A Preferred Stock on the redemption date, unless and until legally available funds are available for such redemption.  We have not yet been advised by the holder of the Series A Preferred Stock whether it intends to exercise its right to elect two  new directors at or prior to our next annual shareholders meeting or whether it intends to take any other action to seek to compel our redemption of the Series A Preferred Stock.  If the holder of the Series A Preferred Stock was to commence any litigation to compel us to redeem the Series A Preferred Stock, based on present facts and circumstances, we would vigorously contest that litigation.  If we are required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on our business, results of operations, and financial condition.

Long-Term.  Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  With respect to capital needs, we have invested over $180 million in skiing-related facilities since the beginning of fiscal 1998, excluding investments made at Heavenly and Sugarbush (which were sold in fiscal 2002).  As a result, and in keeping with restrictions imposed under the Resort Senior Credit Facility, we expect our resort capital programs for the next several fiscal years will be more limited in size.

Our primary long-term liquidity needs for resort operations are to fund skiing-related capital improvements at certain of our resorts and servicing our debt and contractual obligations.  The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2004 at $8.5 million, with the ability to increase this amount in the future if certain conditions are met (including sales of non-operating assets).  For fiscal 2005, we anticipate our maintenance capital needs to be approximately $9.0 million and our discretionary capital needs to be approximately $4.0 million.  In September 2004, an amendment to the Resort Senior Credit Facility was signed which allows us, for fiscal 2005 only, to spend an additional $3.0 million of capital expenditures in addition to the $1.0 million which was already permitted, with such increased amount to be funded through sales of non-operating assets.  The amendment also allows us to sell an additional $9.0 million of non-operating sales above what was previously allowed to provide additional corporate liquidity.  With this amendment for fiscal 2005, along with the carry over amounts from the previous fiscal year as allowed under the Resort Senior Credit Facility, we will be allowed to spend our anticipated capital needs of $13.0 million.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues, and profitability will require continued capital investment in on-mountain improvements.  Our primary long-term liquidity needs for real estate operations is funding the servicing and amortization of the Construction Loan Facility.

We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility.

Contractual Obligations

Our noncancelable, minimum contractual obligations as of July 25, 2004 were as follows (in thousands):

		Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	After 3 years

Resort long-term debt and capital lease obligations	$90,243	$39,209	$47,184	$3,850
Real estate long-term debt	29,332	5,982	23,350	-
Subordinated notes and debentures	143,269	-	137,061	6,208
Mandatorily Redeemable 10 ½% Series A Preferred Stock	73,947	73,947	-	-
Mandatorily Redeemable 12% Series C-1 Preferred Stock	56,376	-	-	56,376
Mandatorily Redeemable 15% Series C-2 Preferred Stock	213,826	-	-	213,826
Operating leases	14,751	4,766	7,128	2,857
The Canyons infrastructure costs	900	900	-	-
The Canyons golf course obligations	3,000	-	3,000	-
The Canyons land options obligation	2,000	2,000	-	-
The Canyons obligation to build ski lifts	3,000	-	3,000	-
The Canyons skier visit obligation	1,000	250	750
Killington replacement parking obligation	1,500	-	1,500	-
Killington transportation center obligation	800	-	800	-
Steamboat air program contribution	925	925	-	-
Total	$634,869	$127,979	$223,773	$283,117

The operation of a substantial portion of our resort activities are dependent upon leased real estate.  The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements that expire at various times from the year 2010 through the year 2060 and whose payments are generally based on a percentage of revenues.  As these obligations are contingent on future revenues, they are not included in the table above.  In addition, the Company is subject to additional one-time payments ranging from $250,000 to $3.0 million upon achievement of incremental annual skier visit levels.  These amounts are not included in the table above as it is unknown to the timing and probability of these payments.

Off-Balance Sheet Arrangements

Other than as set forth in the table above, we do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations except for those noted above) that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, litigation and claims reserves, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.  The following are our critical accounting policies:

    Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines, and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are being depreciated over their estimated useful lives.  Due to the seasonality of our business, we record a full year of depreciation relating to our resort operating assets during the second and third quarters of our fiscal year.

Goodwill and Other Intangible Assets

During fiscal 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and were required to evaluate our existing intangible assets and goodwill in a transitional impairment analysis.  As a result of the transitional impairment analysis, we recorded an impairment loss of $18.7 million representing 100% of our goodwill.  This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for fiscal 2002.  Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

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

    Revenue Recognition

Resort revenues include sales of lift tickets, skier development, golf course and other recreational activities fees, sales from restaurants, bars, and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the second and third quarters of our fiscal year.  Our remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, adequate initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and no continuing involvement exits. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

    Seasonality

Our revenues are highly seasonal in nature.  For fiscal 2004, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenue and approximately 22% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2004.  In addition, our resorts typically experience operating losses and negative cash flows for the period from May through November.

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

Results of Operations

Fiscal Year Ended July 25, 2004 (fiscal 2004)

Versus Fiscal Year Ended July 27, 2003 (fiscal 2003)

Resort Operations:

                The components of resort operations for fiscal 2003 and fiscal 2004 are as follows:

			Increase/ (Decrease)
	Fiscal 2003	Fiscal 2004	Dollars	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$111.2	$112.6	$1.4	1.3%
Food and beverage	36.7	35.4	(1.3)	-3.5%
Retail sales	25.7	23.9	(1.8)	-7.0%
Lodging and property	36.5	37.7	1.2	3.3%
Skier development	21.1	22.8	1.7	8.1%
Golf, summer activities, and other	20.4	18.3	(2.1)	-10.3%
Total resort revenues	$251.6	$250.7	$(0.9)	-0.4%

Cost of resort operations	$168.0	$167.5	$(0.5)	-0.3%
Marketing, general, and administrative	49.6	54.8	5.2	10.5%
Merger, restructuring, and asset impairment charges	1.6	0.1	(1.5)	-93.8%
Depreciation and amortization	25.8	24.8	(1.0)	-3.9%
Write-off of deferred financing costs	2.8	-	(2.8)	-100.0%
Interest expense	27.1	70.1	43.0	158.7%
Total resort expenses	$274.9	$317.3	$42.4	15.4%

Loss from continuing resort operations	$(23.3)	$(66.6)	$(43.3)	185.8%

Total Skier Visits (000’s)	3,977	3,887	(91)	-2.3%
Total resort revenue per skier visit	$63.3	$64.5	$1.2	2.0%

During the 2003-04 ski season, skier visits at our eastern resorts decreased approximately 5.0% from approximately 2,642,000 to 2,510,000, primarily due to extreme negative weather conditions, including three separate rain events over the Christmas holiday period, extreme cold and high winds during mid-winter weekends, and lack of natural snowfall throughout the winter.  Skier visits at our western resorts increased 3.1% during the 2003-04 ski season from approximately 1,335,000 to approximately 1,377,000, due to timely natural snowfall throughout the winter.  Over our entire resort network, total skier visits were down 2.3% from the 2002-03 ski season.

Despite a more substantial shortfall in skier visits, revenues for fiscal 2004 were $250.7 million as compared to $251.6 million for fiscal 2003, a decrease of only $0.9 million, or 0.4%.  Sales of the new discounted season pass at Attitash and Sunday River accounted for $3.0 million of a $3.5 million increase in season pass revenue.  Revisions to the lift ticket pricing structure at Steamboat and comprehensive yield management programs at all resorts mitigated the impact of the decrease in lift ticket revenues, resulting in a 6.5% increase in day ticket yield.  Revenues from food and beverage and retail sales decreased with the decrease in skier visits.  However, revenues from skier development increased as a result of growth in destination business at our western resorts and expanded efforts company-wide to increase pre-sold business.  Golf, summer activities, and other declined due to lower summer visits caused by poor weather and a soft economy during the summer of calendar 2003.

Our resort segment produced an $66.6 million operating loss in fiscal 2004, compared to a $23.3 million operating loss in fiscal 2003.  This $43.3 million increase in the operating loss resulted primarily from the following:

(i)                                     $0.9 million decrease in resort revenues as explained above;

(ii)                                  $1.5 million decrease in cost of resort operations and depreciation and amortization due to reductions in our fixed cost structure undertaken prior to the beginning of the ski season, effective management of the ramp-up and ramp-down of seasonal operations, and day-to-day management of peak season operating costs (excluding merger, restructuring, and asset impairment charges and write-off of deferred financing costs);

(iii)                               $5.2 million increase in marketing, general, and administrative expenses due to costs associated with the settlement of the Triple Peaks litigation (see Item 3, “Legal Proceedings”) and other legal matters, increased costs associated with compliance with the Sarbanes-Oxley Act, and  continuation of building a corporate human resource group, offset by a decrease in marketing costs;

(iv)                              $1.5 million decrease in merger, restructuring, and asset impairment charges as explained below;

(v)                                 $2.8 million decrease in write-off of deferred financing costs as a result of the Resort Senior Credit Facility replacing a prior senior credit facility during the prior year; and

(vi)                              $43.0 million increase in interest expense due primarily to approximately $43.1 million of  accretion of discount and dividends on our mandatorily redeemable preferred stock for fiscal 2004 being classified as interest expense due to the adoption of SFAS No. 150, whereas in the prior years it was classified as accretion of discount and dividends on mandatorily redeemable preferred stock.

                We incurred merger, restructuring and asset impairment charges for fiscal 2004 and fiscal 2003 related to our resort operations.  The $0.1 million of merger, restructuring and asset impairment charges for fiscal 2004 is for employee severance charges.

The $1.6 million of merger, restructuring, and asset impairment charges for fiscal 2003 includes:

(i)                                     $1.2 million of expenses related to the write-off of certain fixed assets and other assets; and

(ii)                                  $0.4 million in employee severance charges.

Recent Trends:  Through September 26, 2004, our season pass sales for the 2004-05 ski season are approximately $9.1 million greater than at the same time last year due to the introduction of a discounted season pass for all of our eastern resorts.  Our hotel booking pace for the ski season is approximately $0.8 million behind the pace of our bookings at the same time last year.

Real Estate Operations:

The components of real estate operations are as follows:

			Increase/ (Decrease)
	Fiscal 2003	Fiscal 2004	Dollars	Percent
	(in millions)

Total real estate revenues	$12.9	$33.4	$20.5	158.9%

Cost of real estate operations	12.2	24.7	12.5	102.5%
Merger, restructuring, and asset impairment charges	(0.2)	-	0.2	-100.0%
Depreciation and amortization	1.7	1.7	-	0.0%
Interest expense	20.3	17.5	(2.8)	-13.8%
Gain on extinguishment of debt	-	(23.1)	(23.1)	n/a
Gain on transfer of assets associated with extinguishment of debt	-	(25.5)	(25.5)	n/a
Total real estate expenses	34.0	(4.7)	(38.7)	-113.8%
Income (loss) from real estate operations	$(21.1)	$38.1	$59.2	-280.6%

Real estate revenues increased by $20.5 million in fiscal 2004 compared to fiscal 2003, from $12.9 million to $33.4 million.  The increase is primarily due to the sale of three developmental land parcels at our Steamboat resort for $8.9 million, and an increase of $11.5 million in unit sales at The Canyons Grand Summit Hotel due to an auction in February 2004 that sold all of the remaining units except for one.  At the end of fiscal 2004, 58% of the units at the Steamboat Grand Hotel were sold.

Our real estate segment generated income before income taxes of $38.1 million in fiscal 2004, compared to a loss before income taxes of $21.1 million in fiscal 2003.  This $59.2 million increase results from the net effect of the following:

(i)                                 $20.5 million increase in revenues as explained above;

(ii)                              $12.5 million increase in cost of operations due to an increase in revenues;

(iii)                           $23.1 million gain on extinguishment of debt;

(iv)                          $25.5 million gain on transfer of assets associated with extinguishment of debt; and

(v)                             $2.8 million decrease in real estate interest expense due to the restructuring of our Real Estate Term Facility on May 14, 2004 .

The gain on extinguishment of debt of approximately $23.1 million and the gain on transfer of assets associated with extinguishment of debt of approximately $25.5 million during fiscal 2004 was due to the restructuring of the Real Estate Term Facility as discussed previously.  See “Real Estate Term Facility Restructuring” above.

The $(0.2) million reversal of restructuring and asset impairment charges during fiscal 2003 was due to an impairment charge taken in fiscal 2002 that was subsequently determined not to be needed.

Recent Trends:  Sales volumes at our Grand Summit Hotel at Steamboat continue to decrease and are slightly behind the pace of the prior year.  We believe that this is primarily related to weak economic conditions and the demand for interval type units.  We have recently increased the number of sales personnel at Steamboat in an effort to increase sales.

      Benefit from income taxes.  The benefit from income taxes was $0 in fiscal 2003 and fiscal 2004.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

      Accretion of discount and dividends accrued on mandatorily redeemable preferred stock.  The dividends on mandatorily redeemable preferred stock for fiscal 2003 were $37.6 million. For fiscal 2004,  accretion of discount and dividends on mandatorily redeemable preferred stock of $43.1 million is not recorded as accretion of discount and dividends on mandatorily redeemable preferred stock but has been included in interest expense due to the adoption of SFAS No. 150.  This increase of the accretion is attributable to the compounding effect of accruing dividends on the value of the preferred shares.

Fiscal Year Ended July 27, 2003 (fiscal 2003)

Versus Fiscal Year Ended July 28, 2002 (fiscal 2002)

Resort Operations:

                The components of resort operations for fiscal 2002 and fiscal 2003 are as follows.  Fiscal 2002 does not reflect the operations of Heavenly in the table below as they are discontinued operations due to Heavenly’s sale in May 2002.

			Increase/ (Decrease)
	Fiscal 2002	Fiscal 2003	Dollars	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$104.4	$111.2	$6.8	6.5%
Food and beverage	35.6	36.7	1.1	3.1%
Retail sales	25.1	25.7	0.6	2.4%
Lodging and property	37.6	36.5	(1.1)	-2.9%
Skier development	20.1	21.1	1.0	5.0%
Golf, summer activities, and other	21.0	20.4	(0.6)	-2.9%
Total resort revenues	$243.8	$251.6	$7.8	3.2%

Cost of resort operations	$167.0	$168.0	$1.0	0.6%
Marketing, general, and administrative	46.6	49.6	3.0	6.4%
Merger, restructuring, and asset impairment charges	47.9	1.6	(46.3)	-96.7%
Depreciation and amortization	25.1	25.8	0.7	2.8%
Write-off of deferred financing costs	3.3	2.8	(0.5)	-15.2%
Interest expense	36.3	27.1	(9.2)	-25.3%
Total resort expenses	$326.2	$274.9	$(51.3)	-15.7%

Loss from continuing resort operations	$(82.4)	$(23.3)	$59.1	-71.7%

Total Skier Visits (000’s)	3,756	3,977	221	5.9%
Total resort revenue per skier visit	$64.9	$63.3	$(1.6)	-2.5%

During the 2002-03 ski season, skier visits at our eastern resorts increased approximately 7.1% from approximately 2.5 million to 2.6 million, primarily as a result of our eastern resorts experiencing improved snowfall when compared to the prior season.  Skier visits at our western resorts increased 3.5% during the 2002-03 ski season, primarily as a result of the improved performance at The Canyons following the 2002 Winter Olympic Games in fiscal 2002.  Over our entire resort network, total skier visits were up 5.9% from the 2001-02 ski season, excluding the skier visits at Heavenly.

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

Our resort segment produced a $23.3 million operating loss in fiscal 2003, compared to a $82.4 million operating loss in fiscal 2002.  This $59.1 million decrease in the operating loss resulted primarily from the following:

(i)                                     $7.8 million increase in resort revenues;

(ii)                                  $7.5 million decrease in total resort expenses (excluding marketing, general, and administrative expenses, merger, restructuring, and asset impairment charges and write-off of deferred financing costs);

(iii)                               $3.0 million increase in marketing, general, and administrative expenses; and

(iv)                              $46.8 million decrease in merger, restructuring, and asset impairment charges and write-off of deferred financing costs.

                We incurred merger, restructuring, and asset impairment charges for fiscal 2003 and fiscal 2002 related to our resort operations.  The $1.6 million of merger, restructuring, and asset impairment charges for fiscal 2003 includes:

(i)                                     $1.2 million of expenses related to the write-off of certain fixed assets and other assets; and

(ii)                                  $0.4 million in employee severance charges.

The $47.9 million of merger, restructuring, and asset impairment charges for fiscal 2002 includes:

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

(iv)                              $2.5 million of legal, consulting, and financing costs incurred in connection with capital and debt restructuring; and

(v)                                 $(0.3) million of gain to finalize the sale of the Sugarbush resort.

Real Estate Operations:

The components of real estate operations are as follows:

			Increase/ (Decrease)
	Fiscal 2002	Fiscal 2003	Dollars	Percent
	(in millions)

Total real estate revenues	$28.3	$12.9	$(15.4)	-54.4%

Cost of real estate operations	30.1	12.2	(17.9)	-59.5%
Merger, restructuring, and asset impairment charges	63.7	(0.2)	(63.9)	-100.3%
Depreciation and amortization	1.1	1.7	0.6	54.5%
Interest expense	18.5	20.3	1.8	9.7%
Total real estate expenses	113.4	34.0	(79.4)	-70.0%
Loss from real estate operations	$(85.1)	$(21.1)	$64.0	-75.2%

Real estate revenues decreased by $15.4 million in fiscal 2003 compared to fiscal 2002, from $28.3 million to $12.9 million.  Real estate revenues by project (in millions) are as follows:

	Fiscal 2002	Fiscal 2003	Increase/ (Decrease)
Steamboat Grand	$7.1	$3.2	$(3.9)
The Canyons Grand Summit	8.5	5.0	(3.5)
Eastern properties	7.9	0.0	(7.9)
Land sales	3.8	3.7	(0.1)
Other revenues	1.0	1.0	-
Total	$28.3	$12.9	$(15.4)

Steamboat Grand:  During fiscal 2003, we realized $3.2 million in revenues from sales of units, compared to $7.1 million during fiscal 2002.  This decrease of $3.9 million was primarily the result of the continued disruptions related to our real estate restructuring as well as continued economic uncertainty.  As of the end of fiscal 2003, the Steamboat Grand was approximately 54% sold.

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

We incurred restructuring and asset impairment charges for fiscal 2003 and fiscal 2002 related to our real estate segment.  The $(0.2) million reversal of restructuring and asset impairment charges during fiscal 2003 was due to an impairment charge taken in fiscal 2002  that was subsequently determined not to be needed.

The $63.7 million of restructuring and asset impairment charges during fiscal 2002 related to our real estate segment is comprised of:

(i)                                 $38.7 million of impairment charges to record the estimated fair value of the remaining quarter and eighth share inventory at Steamboat and The Canyons;

(ii)                              $24.8 million of impairment charges on master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River, and Steamboat; and

(iii)                           $0.2 million of legal, consulting, and financing restructuring costs.

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

Recently Issued Accounting Standards

                In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 were effective for financial statements of interim or annual periods ended after December 15, 2002.  We adopted FIN No. 45 effective for the interim period ended January 26, 2003.  The adoption of FIN No. 45 did not have an effect on our results of operations or financial position.

                In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46R).  FIN No. 46R clarifies the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support.  FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both.

                Among other changes, the revisions of FIN No. 46R (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions.  FIN No. 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004.  Under these guidelines, we adopted FIN No. 46R during our third fiscal quarter of 2004.  The adoption of this interpretation did not have a material affect on our results of operations or financial position.

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 effective July 28, 2003.  As a result of adopting SFAS No. 150, approximately $298.7 million was reclassified to liabilities in the consolidated balance sheet in the first quarter fiscal 2004.  This represents the book value of all of the classes of preferred stock.  In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in fiscal 2004 has been included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments do not subject us to material market risk exposures, except for risks related to interest rate fluctuations.  As of July 25, 2004, we had $99.9 million, or approximately 38.1% of our outstanding debt, in floating interest rate long-term debt instruments.  Had we fully drawn on our Revolving Credit Facility, approximately 40.4% of our debt would be in floating interest rate debt instruments.  As of July 25, 2004, we did not have any interest rate swap agreements in place which swapped variable interest rate borrowings to fixed interest rate borrowings.

The following sensitivity analysis presents the pro forma impact on fiscal 2004 annual interest expense  and cash flows resulting from hypothetical basis point increases in the U.S. prime lending rate (4.25% as of July 25, 2004) on each of our floating interest rate debt instruments (in thousands).

Variable Rate Debt (principal only)	Rate index and Margin	Interest Rate Floor	Balance Outstanding as of July 25, 2004	Average Balance Outstanding in FY 2004	Hypothetical 1% Change inRate Index	Hypothetical 2% Change in Rate Index
Resort Senior Credit Facility:
Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan	Prime Rate + 3.25%	n/a	$59,043	$48,744	$487	$975
Tranche B Term Loan	Prime Rate + 3.25%	12.25%	20,000	20,000	-	-
Real Estate Term Facility, Tranche A	Prime Rate + 3.25%	n/a	-	14,106	141	282
Construction Loan Facility	Prime Rate + 3.25%	9.00%	18,732	26,370	-	198
Real Estate Mortgage Note	Prime Rate	n/a	2,097	2,026	20	41
Total variable rate debt			$99,872	$111,246	$648	$1,496

Item 8

Financial Statements and Supplementary Data

Selected Quarterly Operating Results

The following table presents certain unaudited quarterly financial information for the eight quarters ended July 25, 2004.  In the opinion of our management, this information has been prepared on the same basis as the annual consolidated financial statements (See Item 17 — Exhibits, Financial Statement Schedules and Reports on Form 8-K) appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein.  We adopted Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share,” on April 26, 2004 and have retroactively adjusted reported basic and diluted net income per common share for the third quarters of fiscal 2003 and fiscal 2004.  Results of operations for any quarters are not necessarily indicative of results that may be achieved for any future period or any full fiscal year (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2004:
Net revenues	$18,473	$102,960	$145,670	$17,008
Income (loss) from operations	(18,430)	891	47,276	(19,220)
Net income (loss)	(41,258)	(21,689)	24,506	9,939
Less amounts allocated to participating securities	-	-	(14,208)	(5,834)
Net income (loss) available to common shareholders	(41,258)	(21,689)	10,298	4,105

Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(1.30)	$(0.68)	$0.32	$0.13
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(1.30)	$(0.68)	$0.32	$0.13
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Fiscal 2003:
Net revenues	$20,625	$100,286	$127,743	$15,882
Income (loss) from operations	(17,900)	4,593	34,362	(18,065)
Net income (loss)	(30,174)	(7,449)	22,538	(29,289)
Less preferred stock dividends and amounts allocated to participating securities	(8,931)	(9,243)	(16,618)	(9,903)
Net income (loss) available to common shareholders	(39,105)	(16,692)	5,920	(39,192)

Basic income (loss) per common share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.19	$(1.24)
Weighted average common shares outstanding	31,724	31,724	31,724	31,725

Diluted income (loss) per common share:
Net income (loss) available to common shareholders	$(1.23)	$(0.53)	$0.19	$(1.24)
Weighted average common shares outstanding	31,724	31,724	31,724	31,725

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

Item 9A

Controls and Procedures

(a)                                Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made to known to them, particularly during the period in which this report was being prepared.

(b)                               Changes in internal controls over financial reporting.  No change occurred in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended July 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

                Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 22, 2004.

PART IV

Item 15

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

4.1.	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the report date of October 22, 1999).

4.2	Indenture relating to 10 ½% Repriced Convertible Subordinated Debentures (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

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

4.16

First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 25, 1999).

4.17

Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended July 25, 1999).

4.18

Third Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of January 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the report date November 14, 2002).

4.19

Fourth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of September 15, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the report date November 14, 2002).

4.20

Fifth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 20, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the report date November 14, 2002).

4.21

Sixth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

4.22

Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 30, 2000).

4.23

First Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated August 20, 2001 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the report date November 14, 2002).

4.24

Second Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

4.25

$91,500,000 Credit Agreement dated as of February 14, 2003 among American Skiing Company, certain of its subsidiaries as borrowers, the lenders from time to time party thereto, and General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date of February 14, 2003).

4.26

Seventh Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of December 31, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

4.27

Third Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of December 31, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

4.28

Loan Settlement Agreement dated as of March 31, 2004 among American Skiing Company, Killington Ltd., American Skiing Company Resort Properties, Inc., The Canyons Resort Properties, Inc., Fleet National Bank, Ski Partners LLC, Oak Hill Capital partners, L.P. and OHSF ASTC, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date June 9, 2004).

4.29

Agreement Regarding Killington Resort and Certain Nearby Properties dated as of March 31, 2004, among American Skiing Company, American Skiing Company Resort Properties, Inc., Killington Ltd. And SP Land Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date June 9, 2004).

4.30

Second Amendment and Consent dated as of May 14, 2004 among American Skiing Company, certain of its subsidiaries, General Electric Capital Corporation, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date June 9, 2004).

4.31

Third Amendment and Consent dated as of September 21, 2004 among American Skiing Company, certain of its subsidiaries, General Electric Capital Corporation, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date September 29, 2004).

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

10.11

Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.12

Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.13

Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 333-33483).

10.14

Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.15

Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.16	Lease/Option dated October 12, 2003, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).

10.17

Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.18

Lease Agreement dated as of June 21, 1994, between the Town of Wilmington, Vermont and Mount Snow, Ltd. (incorporated by reference to Exhibit 10.46 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.19

Amended and Restated Lease Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated November 16, 2000 (incorporated by reference to Exhibit 10.35 to American Skiing Company’s Registration Statement on Form S-4, filed on January 9, 2001).

10.20

Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.21

Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.22	Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.23	Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.24	Form of Non-Qualified Stock Option Agreement (Fully-Vested) (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.25	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.26

Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of September 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

10.27

Executive Employment Agreement between the Registrant and Helen E. Wallace dated as of November 7, 2002 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 28, 2002).

10.28	Employment Letter between the Registrant and Franklin Carey dated July 21, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).

10.29	The Canyons Resort Village Management Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.30

Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.31	American Skiing Company Phantom Equity Plan dated as of December 1, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended July 28, 2002).

10.32	Form of Phantom Equity Plan Grant Agreement (Five Year Vesting Schedule) (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended July 28, 2002).

10.33	Form of Phantom Equity Plan Grant Agreement (Four Year Vesting Schedule) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended July 28, 2002).

10.34	Amended and Restated Limited Liability Company Operating Agreement of SP Land Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).

10.35	Limited Liability Operating Agreement of Cherry Knoll Development, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).

10.36

Full Release and Settlement Agreement dated July 8, 2004 among American Skiing Company, Steamboat Ski & Resort Corporation, Walton Pond Apartments, Inc., American Skiing Company Resort Properties, Inc., Triple Peaks, LLC and Steamboat, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date July 13, 2004).

10.37

Restatement of Agreement dated August 1, 2001, by and among D.A. Osguthorpe, D.A. Osguthorpe Family Partnership, D. A. Osguthorpe as trustee of The Dr, D.A. Osguthorpe Trust, Stephen A. Osguthorpe and ASC Utah.

10.38	Amended and Restated Lease Agreement Number 419 between The State of Utah, acting through the School and Institutional Trust Lands Administration and ASC Utah, d/b/a The Canyons, dated July 1, 1998.

10.39	Agreement dated August 18, 1997, between Killington, Ltd. and Farm and Wilderness Foundation, Inc.

10.40	Third Amendment to Ground Lease Agreement dated September 16, 2004 among Wolf Mountain Resorts, L.C. and ASC Utah Inc.

10.41

Sixth Supplemental Indenture to the Indenture, dated as of June 28, 1996, among American Skiing Company, the Guarantors party thereto and The Bank of New York, as successor trustee to United States Trust Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date October 22, 2004).

22.1	Subsidiaries of the Company.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports filed on Form 8-K.

                The Company filed a report on Form 8-K on June 9, 2004 announcing the completion of its restructuring of its real estate credit facility.

                The Company filed a report on Form 8-K on June 9, 2004 announcing its results for the 13 and 39 weeks ended April 25, 2004.

                The Company filed a report on Form 8-K on July 13, 2004 announcing the settlement of litigation concerning its Steamboat resort.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company
Date: November 8, 2004

	By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 8th day of November, 2004.

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
William J. Fair, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

 American Skiing Company:

We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 27, 2003 and July 25, 2004 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended July 25, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Skiing Company and subsidiaries as of July 27, 2003 and July 25, 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended July 25, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the fiscal year ended July 28, 2002 and as a result changed its method for accounting for goodwill and intangible assets.  As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in the fiscal year ended July 25, 2004 and as a result changed its method for classifying certain of the Company’s financial instruments.

//KPMG LLP//

Salt Lake City, Utah

October 29, 2004

American Skiing Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 27, 2003	July 25, 2004
Assets
Current assets
Cash and cash equivalents	$6,596	$7,024
Restricted cash	3,829	4,846
Accounts receivable, net of allowance for doubtful accounts of $1,028 and $1,057, respectively	5,862	5,628
Inventory	3,653	3,628
Prepaid expenses	3,326	3,132
Deferred income taxes	7,300	6,354
Other current assets	978	599
Total current assets	31,544	31,211

Property and equipment, net	372,926	353,509
Real estate developed for sale	48,234	25,024
Intangible assets, net	7,058	6,365
Deferred financing costs, net	6,705	3,933
Other assets	8,838	10,758
Total assets	$475,305	$430,800

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except share and per share amounts)

	July 27, 2003	July 25, 2004
Liabilities, Mandatorily Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$138,506	$45,191
Current portion of subordinated notes and debentures	1,466	-
Accounts payable and other current liabilities	53,058	44,604
Deposits and deferred revenue	9,843	13,144
Mandatorily Redeemable Convertible 10½% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including cumulative dividends (redemption value of $73,947)	-	73,947
Total current liabilities	202,873	176,886

Long-term debt, net of current portion	60,162	74,384
Subordinated notes and debentures, net of current portion and discount	140,095	142,260
Other long-term liabilities	3,471	4,007
Deferred income taxes	7,300	6,354
Mandatorily Redeemable 8½% Series B Preferred Stock; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	-	-
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $56,376)	-	55,880
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $213,826)	-	211,991
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	-	-
Total liabilities	413,901	671,762

Mandatorily Redeemable Convertible 10½% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding, including cumulative dividends (redemption value of $66,663)	66,663	-
Mandatorily Redeemable 8½% Series B Preferred Stock; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	-	-
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $50,105)	49,520	-
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $184,621)	182,516	-
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	-	-

Shareholders’ deficit
Common stock, Class A, par value of $0.01 per share; 15,000,000 shares authorized; 14,760,530 shares issued and outstanding	148	148
Common stock, par value of $0.01 per share; 100,000,000 shares authorized; 16,977,653 shares issued and outstanding	170	170
Additional paid-in capital	277,450	302,285
Accumulated deficit	(515,063)	(543,565)
Total shareholders’ deficit	(237,295)	(240,962)
Total liabilities, mandatorily redeemable preferred stock, and shareholders’ deficit	$475,305	$430,800

The accompanying notes are an integral part of these consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	July 28, 2002	July 27, 2003	July 25, 2004
Net revenues:
Resort	$243,842	$251,638	$250,706
Real estate	28,274	12,898	33,405
Total net revenues	272,116	264,536	284,111

Operating expenses:
Resort	166,968	168,010	167,518
Real estate	30,091	12,166	24,661
Marketing, general, and administrative	46,699	49,645	54,801
Merger, restructuring, and asset impairment charges	111,608	1,451	137
Depreciation and amortization	26,238	27,513	26,477
Write-off of deferred financing costs	3,338	2,761	-
Total operating expenses	384,942	261,546	273,594

Income (loss) from operations	(112,826)	2,990	10,517

Interest expense, net	(54,752)	(47,364)	(87,603)
Gain on extinguishment of debt	-	-	23,091
Gain on transfer of assets associated with extinguishment of debt	-	-	25,493

Loss from continuing operations before benefit for income taxes and cumulative effects of change in accounting principle	(167,578)	(44,374)	(28,502)

Benefit for income taxes	-	-	-

Loss from continuing operations before cumulative effects of change in accounting principle	(167,578)	(44,374)	(28,502)

Income from discontinued operations of Heavenly resort (net of income taxes of $0)	12,317	-	-

Loss before cumulative effects of change in accounting principle	(155,261)	(44,374)	(28,502)

Cumulative effects of change in accounting principle (net of income taxes of $0)	(18,658)	-	-

Net loss	(173,919)	(44,374)	(28,502)

Accretion of discount and dividends on mandatorily redeemable preferred stock	(32,791)	(37,644)	-

Net loss available to common shareholders	$(206,710)	(82,018)	(28,502)

Basic and diluted net loss per common share:
Loss from continuing operations before cumulative effects of change in accounting principle	$(6.34)	(2.59)	(0.90)
Income from discontinued operations, net of taxes	0.39	-	-
Cumulative effects of change in accounting principle, net of taxes	(0.59)	-	-
Net loss available to common shareholders	$(6.54)	(2.59)	(0.90)
Weighted average common shares outstanding	31,628	31,724	31,738

The accompanying notes are an integral part of these consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Class A				Additional
	Common stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of July 29, 2001	14,760,530	$148	15,957,593	$160	$270,853	$(226,335)	$44,826
Exercise of common stock options	-	-	6,018	-	12	-	12
Amortization of deferred compensation	-	-	-	-	69	-	69
Issuance of common stock	-	-	1,000,000	10	990	-	1,000
Extinguishment of warrants in connection with recapitalization	-	-	-	-	5,501	-	5,501
Other paid-in capital	-	-	-	-	(3)	-	(3)
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	-	-	-	-	-	(32,791)	(32,791)
Net loss	-	-	-	-	-	(173,919)	(173,919)
Balance as of July 28, 2002	14,760,530	148	16,963,611	170	277,422	(433,045)	(155,305)
Exercise of common stock options	-	-	14,042	-	28	-	28
Accretion of discount and dividends on mandatorily redeemable preferred stock	-	-	-	-	-	(37,644)	(37,644)
Net loss	-	-	-	-	-	(44,374)	(44,374)
Balance as of July 27, 2003	14,760,530	148	16,977,653	170	277,450	(515,063)	(237,295)
Exchange of debt for capital contribution	-	-	-	-	24,835	-	24,835
Net loss	-	-	-	-	-	(28,502)	(28,502)
Balance as of July 25, 2004	14,760,530	$148	16,977,653	$170	$302,285	$(543,565)	$(240,962)

The accompanying notes are an integral part of these consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	July 28, 2002	July 27, 2003	July 25, 2004
Cash flows from operating activities
Net loss	$(173,919)	$(44,374)	$(28,502)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32,962	27,513	26,477
Non-cash interest and amortization of deferred financing costs	4,608	3,116	46,182
Amortization of discount on convertible debt	1,436	1,433	837
Non-cash interest on junior subordinated notes	1,283	1,554	1,724
Non-cash compensation expense	-	563	156
Stock compensation charge	69	-	-
Write-off of deferred financing costs	3,338	2,761	-
Cumulative effects of change in accounting principle	18,658	-	-
Loss (gain) from sale or impairment of assets, net	115,264	(499)	(1,147)
Gain on extinguishment of debt	-	-	(23,091)
Gain on transfer of assets associated with extinguishment of debt	-	-	(25,493)
Decrease (increase) in assets:
Restricted cash	(1,553)	(904)	(1,619)
Accounts receivable, net	5,897	3,956	234
Inventory	2,853	404	25
Prepaid expenses	1,071	938	194
Real estate developed for sale	19,901	5,709	18,950
Other assets	(6,991)	13,177	(831)
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	(21,741)	876	6,735
Deposits and deferred revenue	(4,814)	1,190	3,301
Other long-term liabilities	586	(25,412)	785
Net cash (used in) provided by operating activities	(1,092)	(7,999)	24,917

Cash flows from investing activities
Capital expenditures	(7,531)	(7,084)	(9,573)
Proceeds from sale of assets	102,214	2,426	2,214
Net cash provided by (used in) investing activities	94,683	(4,658)	(7,359)

Cash flows from financing activities
Proceeds from borrowings under Resort Senior Credit Facility	106,913	143,801	68,465
Repayment of principal on Resort Senior Credit Facility	(190,141)	(124,679)	(67,203)
Proceeds from issuance of long-term debt	26,500	-	-
Repayment of principal on long-term debt	(26,660)	(5,656)	(4,915)
Proceeds from issuance of real estate debt	19,803	9,715	6,159
Repayment of principal on real estate debt	(35,478)	(6,860)	(19,166)
Payment of deferred financing costs	(206)	(4,020)	-
Proceeds from issuance of common stock	1,000	-	-
Payment for costs of extinguishment of debt	-	-	(470)
Proceeds from exercise of stock options	12	28	-
Other, net	(2)	-	-
Net cash (used in) provided by financing activities	(98,259)	12,329	(17,130)
Net (decrease) increase in cash and cash equivalents	(4,668)	(328)	428
Cash and cash equivalents, beginning of year	11,592	6,924	6,596
Cash and cash equivalents, end of year	$6,924	$6,596	$7,024

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,499	$42,970	$40,951
Cash paid (refunded) for income taxes, net	100	(15)	(113)

Supplemental schedule of noncash investing and financing activities:
Accretion of discount and issuance costs and dividends on mandatorily redeemable preferred stock	32,791	37,644	-
Exchange of debt for capital contribution	-	-	24,835

The accompanying notes are an integral part of these consolidated financial statements.

American Skiing Company

Notes to Consolidated Financial Statements

1.             Basis of Presentation

American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies.  The Company reports its results of operations in two business segments,  resort operations and real estate operations (see Note 15).  ASC owned and operated the following ski resorts during fiscal 2004 and 2003: Sugarloaf/USA and Sunday River in Maine, Attitash Bear Peak in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat  in Colorado. During fiscal 2002, ASC also owned and operated Heavenly  in California/Nevada, which was sold in May 2002 and Sugarbush in Vermont, which was sold in September 2001 (see Note 18).  The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties’ subsidiaries, including Grand Summit and Canyons Resort Properties, Inc.

Business Conditions

For fiscal 2002, fiscal 2003, and fiscal 2004, the Company generated revenues of $272.1 million, $264.5 million, and $284.1 million, respectively, incurred net losses available to common shareholders of $206.7 million, $82.0 million, and $28.5 million, respectively, and generated cash flows (used in) provided by operating activities of $(1.1) million, $(8.0) million, and $24.9 million, respectively.  As of July 25, 2004, the Company had an accumulated deficit of $543.6 million and had negative working capital of $145.7 million.

The Company’s Mandatorily Redeemable Convertible 10½% Series A Preferred Stock (Series A Preferred Stock) was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million (redemption price of approximately $73.9 million as of July 25, 2004), to the extent that the Company had funds legally available for that redemption.  The Company is not permitted to redeem its Series A Preferred Stock under the terms of the resort senior credit facility (Resort Senior Credit Facility) and its senior subordinated notes due 2006 (Senior Subordinated Notes) (see Note 8) unless the Company has first repaid the related outstanding borrowings or obtained waivers of the covenants preventing such redemption.  Prior to and since the November 12, 2002 redemption date of the Series A Preferred Stock, based upon all relevant factors (including the Company’s inability to extinguish all indebtedness under the Resort Senior Credit Facility and the Senior Subordinated Notes with sufficient assurance of remaining assets from which to redeem the Series A Preferred Stock), the Company’s Board of Directors has determined that legally available funds do not exist for the redemption of any shares of Series A Preferred Stock.

 Strategic Plan

The Company has undertaken a strategic plan designed to mitigate the effects of these negative business conditions and improve the Company’s financial condition, liquidity, and results of operations.  This plan  includes the following key components:

•                  Comprehensive financial restructuring package, including amendments to its resort and real estate construction credit facilities and redeemable preferred stock, additional capital infusion to enhance financial flexibility, and the refinancing of its Resort Senior Credit Facility and its Senior Subordinated Notes to improve financial flexibility,

•                  Reorganization, staff reduction, and performance enhancement programs designed to achieve operational cost savings and improve financial performance,

•                  Sale of Heavenly and Sugarbush resorts to reduce the debt of the Company, and

•                  Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations.

Management has completed several components of this plan, including refinancing the Company’s resort senior credit facility, obtaining the additional capital infusion from Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill), selling the Heavenly and Sugarbush resorts, implementing a staff reorganization plan to improve operational efficiencies, and strategically redeploying management.  Also, during fiscal 2004, the Company successfully amended its real estate construction loan facilities to extend the timing of mandatory principal payments and provide additional liquidity to support ongoing sales and marketing activities for the remaining units to be sold.  During fiscal 2004, the Company held an auction to sell substantially all of the remaining units at The Canyons Grand Summit Hotel, which resulted in a $10.8 million reduction in the borrowings under the real estate construction loan facilities.  The Company also successfully restructured its real estate term facility (see Note 6).  As of July 25, 2004, the Company is in compliance with all debt covenants and other terms of its debt instruments.    As a result of these developments, management believes the Company has adequate liquidity and borrowing capacity to finance its operations through at least the end of fiscal 2005.

The Company has commenced marketing for a new senior secured credit facility.  The new facility is expected to total approximately $230.0 million, and consist of a revolving credit facility and term loan facilities.  The proceeds of the facilities would be used to refinance the Company’s Resort Senior Credit Facility and the Company’s Senior Subordinated Notes as well as to pay fees and expenses related to the transaction.  Arrangement and consummation of a new senior secured credit facility is subject to satisfactory documentation and other customary conditions.  If the Company’s marketing efforts for the facility are successful, closing on the facility is expected to take place in November 2004.

On October 12, 2004, in conjunction with a proposed new senior secured credit facility, the Company commenced a tender offer for all of the Senior Subordinated Notes, which total $120.0 million.  The total consideration payable in connection with the offer is $1,015.63 per $1,000 principal amount plus accrued but unpaid interest for the Senior Subordinated Notes.  The Company also solicited consents from the holders of the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default under the indenture for the Senior Subordinated Notes.  On October 22, 2004, the Company announced that it has received the requisite consents from the holders of the Senior Subordinated Notes to the proposed indenture amendments, and the Company entered into a supplemental indenture reflecting those amendments.  Closing of the tender offer and the proposed indenture amendments becoming operative are each subject to the consummation of a new senior secured credit facility in an amount sufficient to fund the total consideration for the Senior Subordinated Notes and to refinance the Company’s Resort Senior Credit Facility, and certain other customary conditions.

On October 12, 2004, the Company entered into an Exchange Agreement with the holder of the Series A Preferred Stock.  Pursuant to the terms of the Exchange Agreement, the Company has agreed to issue new junior subordinated notes due 2012 to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The new junior subordinated notes will be issued only in the event that the Company is successful in consummating a new senior secured credit facility and the tender offer.  The new junior subordinated notes will accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the new junior subordinated notes until maturity.  The new junior subordinated notes will be subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business.  None of the Company’s subsidiaries will be obligated on the new junior subordinated notes, and none of the Company’s assets will serve as collateral for repayment of the new junior subordinated notes.

There can be no assurance that the Company will be successful in marketing the new senior secured credit facility on acceptable terms and, accordingly, there can be no assurance that the Company will be able to consummate the exchange of the Series A Preferred Stock for the new junior subordinated notes.

2.             Summary of Significant Accounting Principles

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    Fiscal Year

The Company’s fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. The periods ended July 28, 2002, July 27, 2003, and July 25, 2004 (fiscal 2002, fiscal 2003, and fiscal 2004, respectively) each consisted of fifty-two weeks.

    Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a remaining maturity of three months or less to be cash equivalents.  Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $1.4 million and $1.0 million as of July 27, 2003 and July 25, 2004, respectively.

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

    Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists primarily of retail goods, food, and beverage products.

    Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines, and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are being depreciated over their estimated useful lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation relating to its resort operating assets during the second and third quarters of the Company’s fiscal year.

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

    Goodwill and Other Intangible Assets

During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, and was required to evaluate its existing intangible assets and goodwill in a transitional impairment analysis.  As a result of the transitional impairment analysis, the Company recorded an impairment loss of $18.7 million representing 100% of its goodwill.  This loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for fiscal 2002.  Furthermore, as prescribed in SFAS No. 142, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

As of July 27, 2003 and July 25, 2004, acquired intangible assets (other than goodwill) relate entirely to the resort segment and consist of the following (in thousands):

	July 27, 2003	July 25, 2004
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(288)	(346)
	1,565	1,507

Indefinite-lived Intangible Assets:
Trade names	170	170
Water rights	5,323	4,688
Intangible Assets, net	$7,058	$6,365

                Amortization expense for definite-lived intangible assets was approximately $58,000 for each of fiscal 2002, fiscal 2003, and fiscal 2004.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

    Deferred Financing Costs

Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization.  Amortization is calculated on a straight-line basis over the respective original lives of the applicable issues.  Amortization calculated on a straight-line basis is not materially different from amortization that would have resulted from using the effective interest method.  As of July 27, 2003 and July 25, 2004, deferred financing costs were $6.7 million and $3.9 million, respectively, net of accumulated amortization of $4.8 million and $6.8 million, respectively.  Amortization expense related to deferred financing costs is included in interest expense and totaled $4.6 million, $3.1 million, and $2.6 million for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.  In connection with the early extinguishments of debt in fiscal 2002 and fiscal 2003, the Company wrote off unamortized deferred financing costs of approximately $3.3 million and $2.8 million, respectively.  In fiscal 2004, approximately $0.2 million of deferred financing costs were included as part of the Tranche C portion of the real estate term facility restructuring as described in Note 6.

    Long-Lived Assets

Long-lived assets, such as property, equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Prior to the adoption of SFAS No. 144, the Company accounted for impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  During fiscal 2002, the Company completed the sale of its Sugarbush resort (see Note 18) and accounted for this sale under SFAS No. 121 and Accounting Principles Board Opinion No. 30 because the disposal activities relating to the sale of Sugarbush were initiated prior to the Company’s adoption of SFAS No. 144 on July 30, 2001.

    Revenue Recognition

Resort revenues include sales of lift tickets, skier development, golf course and other recreational activities fees, sales from restaurants, bars, and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase.  Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which is the Company’s second and third quarters of its fiscal year.  The Company’s remaining resort revenues are generally recognized as the services are performed.  Real estate revenues are recognized under the full accrual method when title has been transferred, initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and no continuing involvement exists.  Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

     Interest

Interest is expensed as incurred except when it is capitalized in connection with significant capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying actual interest rates to the borrowings required to finance the construction.  During fiscal 2002, 2003, and 2004, the Company incurred total interest costs of $54.8 million, $47.4 million, and $41.7 million, respectively, of which no amounts have been capitalized to property, equipment, and real estate developed for sale.

    Employee Savings Plan

The Company has a 401(k) plan that allows non-highly compensated employees, as defined, to defer up to 100% of their income up to a maximum annual deferral of $13,000 if they are under 50 years old or $16,000 if they are 50 years or older as prescribed by the Internal Revenue Service and provides for the matching of participant contributions at the Company’s discretion.  For highly-compensated employees, as defined, the plan allows employees to defer up to 7.5% of their income.  The Company’s matching contributions to the 401(k) plan for fiscal 2002, 2003, and 2004 were approximately $307,000, $267,000, and $340,000, respectively.

    Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  As of July 27, 2003 and July 25, 2004, advertising costs of approximately $0.2 million and $0.1 million, respectively, were recorded in prepaid expenses in the accompanying consolidated balance sheets.  Advertising expense for fiscal 2002, 2003, and 2004 was approximately $6.8 million, $7.1 million, and $10.1 million, respectively.

    Seasonality

The Company’s revenues are highly seasonal in nature.  In fiscal 2004, the Company realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from November through April.  In addition, a significant portion of resort segment revenue and approximately 22% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2004.  In addition, the Company’s resorts typically experience operating losses and negative cash flows for the period from May through November.

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

    Earnings Per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock (such as Mandatorily Redeemable Preferred Stock) were exercised or converted into common stock.  In periods where losses are recorded, potentially dilutive securities would decrease the loss per share and therefore are not added to the weighted average shares outstanding.  For fiscal 2002, 2003, and 2004, basic and diluted net loss per common share are as follows:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Loss	(in thousands, except per share amounts )
Loss from continuing operations before cumulative effects of change in accounting principle	$(167,578)	$(44,374)	$(28,502)
Income from discontinued operations, net of tax	12,317	-	-
Accretion of discount and dividends on mandatorily redeemable preferred stock	(32,791)	(37,644)	-
Loss before cumulative effects of change in accounting principle	(188,052)	(82,018)	(28,502)
Cumulative effects of change in accounting principle, net of tax	(18,658)	-	-
Net loss available to common shareholders	$(206,710)	$(82,018)	$(28,502)

Shares
Total weighted average common shares outstanding (basic and diluted)	31,628	31,724	31,738

Basic and diluted loss per common share
Loss from continuing operations before cumulative effects of change in accounting principle	$(6.34)	$(2.59)	$(0.90)
Income from discontinued operations, net of taxes	0.39	-	-
Cumulative effects of change in accounting principle, net of taxes	(0.59)	-	-
Net loss available to common shareholders	$(6.54)	$(2.59)	$(0.90)

The Company had outstanding 76,626 shares of convertible preferred stock as of July 28, 2002, July 27, 2003, and July 25, 2004.  These shares are convertible into shares of the Company’s common stock (see Note 8).  If converted at their liquidation preferences as of July 28, 2002, July 27, 2003, and July 25, 2004, these convertible preferred shares would convert into 39,136,243, 43,950,901, and 49,425,186 shares of common stock, respectively.  However, the common stock shares into which these securities are convertible have not been included in the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.  The Company also has 4,226,579, 3,821,187, and 3,821,187 options outstanding to purchase shares of its common stock under the Company’s stock option plan as of July 28, 2002, July 27, 2003, and July 25, 2004, respectively.  These shares are also excluded from the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.

    Stock Compensation

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee.  The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan’s administration.  The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable.  Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair value of the common stock at the date of grant.  Nonqualified stock options shall be granted at an exercise price as determined by the Compensation Committee.

The status of the Company’s stock option plan is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 29, 2001	4,590,297	$3.91
Granted	-	-
Exercised	(6,018)	2.00
Forfeited	(357,700)	1.94
Outstanding as of July 28, 2002	4,226,579	4.08
Granted	-	-
Exercised	(14,042)	2.00
Forfeited	(391,350)	2.46
Outstanding as of July 27, 2003	3,821,187	4.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of July 25, 2004	3,821,187	$4.25

During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant.  Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of the option of $16.00 per share.  Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees would incur upon exercise.  The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through July 25, 2004 in connection with options exercised.  The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of July 25, 2004.  The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and are fully vested as of July 25, 2004.  For fiscal 2002, fiscal 2003, and fiscal 2004, the Company recognized $0.1 million, $0, and $0, respectively, of stock compensation expense relating to these options.

The following table summarizes information about the stock options outstanding under the Plan as of July 25, 2004:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.72	25,000	6.9	$0.72	25,000	$0.72
1.75 - 2.50	1,420,337	5.6	2.11	1,371,003	2.11
3.00 - 4.00	1,449,250	5.6	3.17	1,321,750	3.19
7.00 - 8.75	735,750	4.2	7.19	733,050	7.19
14.19 - 18.00	190,850	3.2	17.55	190,850	17.55
	3,821,187	5.2	$4.25	3,641,653	$4.33

The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair value.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure-only provisions of SFAS No. 148.  Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plan, consistent with the provisions of SFAS No. 148, the Company’s net loss available to common shareholders and net loss per common share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

Fiscal Years Ended	2002	2003	2004
Net loss available to common shareholders
As reported	$(206,710)	$(82,018)	$(28,502)
Stock-based employee compensation expense included in reported net loss, net of tax	88	-	-
Stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(1,346)	(502)	(348)
Pro forma	$(207,968)	$(82,520)	$(28,850)
Basic and diluted net loss per common share
As reported	$(6.54)	$(2.59)	$(0.90)
Pro forma	(6.58)	(2.60)	(0.91)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  For fiscal 2002, fiscal 2003, and fiscal 2004, there were no options granted under the Plan.

Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company’s resort and real estate senior credit facilities and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 25, 2004.  The fair value of the Company’s subordinated notes have been estimated using quoted market values.  The fair value of the Company’s other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.  The fair values of the Company’s preferred stock issuances have not been determined as such stock is not traded in the open market and a market price is not readily available.

The estimated fair values of the Senior Subordinated Notes, Convertible Subordinated Notes,  and other subordinated debentures as of July 27, 2003 and July 25, 2004 are presented below (in thousands):

	July 27, 2003		July 25, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
12% Senior Subordinated Notes	$118,549	$90,000	$118,991	$90,000
11.3025% Convertible Subordinated Notes	15,337	15,904	17,061	17,301
Other subordinated debentures	7,674	7,037	6,208	5,534

    Derivative Financial Instruments

All derivatives are recognized on the balance sheet at their fair values.  On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  During fiscal 2003, the Company terminated its existing interest rate swap agreements in connection with the refinancing of its Resort Senior Credit Facility (see Note 5).  As of July 27, 2003 and July 25, 2004, the Company was not party to any derivative financial instruments.

    Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carryforwards, utilizing currently enacted tax rates.  The effect of any future change in income tax rates is recognized in the period that includes the enactment date.

    Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, litigation and claims reserves, and deferred income tax asset valuation allowances.  Actual results could differ from those estimates.

    Reclassifications

Certain amounts in the prior years’ financial statements and related notes have been reclassified to conform to the fiscal 2004 presentation.

    Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN No. 45).  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ended after December 15, 2002.  The Company adopted FIN No. 45 effective for the interim period ended January 26, 2003.  The adoption of FIN No. 45 did not have an effect on the Company’s results of operations or financial position.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46R).  FIN No. 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support.  FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both.  Among other changes, the revisions of FIN No. 46R: (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions.  FIN No. 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004.  Under these guidelines, the Company adopted FIN No. 46R during its third fiscal quarter of 2004.  The adoption of this interpretation did not have a material affect on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company  adopted SFAS No. 150 effective July 28, 2003.  As a result of adopting SFAS No. 150, approximately $298.7 million was reclassified to liabilities in the consolidated balance sheet in the first quarter of fiscal 2004.  This represents the book value of all of the classes of preferred stock.  In addition, approximately $43.1 million of accretion of discount and dividends on the preferred stock in fiscal 2004 was included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock.

3.             Property and Equipment

Property and equipment consists of the following (in thousands):

	July 27, 2003	July 25, 2004
Buildings and grounds	$188,379	$189,039
Machinery and equipment	122,993	123,620
Lifts and lift lines	124,880	125,066
Trails	25,454	25,536
Land improvements	9,579	9,830
	471,285	473,091
Less: accumulated depreciation and amortization	(176,078)	(196,356)
	295,207	276,735

Land	75,923	74,761
Construction-in-progress	1,796	2,013
Property and equipment, net	$372,926	$353,509

Property and equipment includes approximately $31.2 million and $22.1 million of machinery, equipment, and lifts held under capital lease obligations as of July 27, 2003 and July 25, 2004, respectively.  As of July 27, 2003 and July 25, 2004, related accumulated amortization on property and equipment held under capital lease obligations was approximately $10.8 million and $7.4 million, respectively.  Total depreciation and amortization expense relating to property and equipment was $25.9 million, $27.2 million, and $26.2 million for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

4.             Long-Term Debt

Long-term debt consists of (in thousands):

	July 27,	July 25,
	2003	2004
Resort Senior Credit Facility (see Note 5)	$77,779	$79,043

Real Estate Term Facility (see Note 6)	64,187	-

Real estate construction loan facility with a face value of $110,000 (see Note 6)	31,718	18,732

Real estate construction loan facility with a face value of $10,000 to provide liquidity for the hotel development subsidiary and for completion of the Steamboat Grand Hotel (see Note 6)	9,965	10,600

Real estate mortgage note payable with a face value of $2,427 secured by an employee housing complex at the Company’s Steamboat resort. The note is on a 15 - year amortization schedule, maturing in February 2005 and principal and interest (4.75% as of July 25, 2004) are payable monthly. The interest rate is reset on January 1 of each year to the prime rate of the lending institution.	2,097	1,955

Note payable bearing interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term and is secured by a building at Killington. The principal is due in full in December 2012.	2,250	2,250

Note payable with interest payable monthly beginning January 1998 for a 30-year term. The interest rate is 7.00% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55% per annum for the final 10 years. The principal is due in full in December 2027. The note is secured by land at Killington.	1,600	1,600

Real estate note payable to general contractor with a face value of $3,878 secured by quarter and eighth share inventory at the Steamboat Grand Hotel.	370	-

Obligations under capital leases (see Note 17)	8,532	5,188
Other notes payable	170	207
	198,668	119,575
Less: current portion	138,506	45,191
Long-term debt, net of current portion	$60,162	$74,384

The carrying values of the above debt instruments approximate their fair values in all material respects (except for those listed in Note 2), determined by discounting future cash flows at current market interest rates as of  July 27, 2003 and July 25, 2004.  As of July 25, 2004, the Company had letters of credit outstanding under the Resort Senior Credit Facility totaling approximately $0.3 million.

Long-term debt and subordinated notes and debentures (see Note 7) mature as follows (in thousands):

		Subordinated
	Long-term	notes and	Total
	debt	debentures	Debt
2005	$45,629	$-	$45,629
2006	59,060	120,000	179,060
2007	124	17,061	17,185
2008	11,350	-	11,350
2009	-	-	-
2010 and thereafter	3,850	6,208	10,058
Interest related to capital lease obligations (rates ranging from 5.0% to 12.2%)	(438)	-	(438)
Debt discount	-	(1,009)	(1,009)
	119,575	142,260	261,835
Less current portion	(45,191)	-	(45,191)
Long-term debt, net of current portion	$74,384	$142,260	$216,644

5.             Resort Senior Credit Facility

The Company entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource have provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan).  The Resort Senior Credit Facility is secured by substantially all the assets of the Company (except for the stock of its real estate subsidiary) and the assets of its resort operating subsidiaries.  Following the restructuring of the real estate term facility (Real Estate Term Facility) (as described in Note 6), Resort Properties has become a guarantor of, and its assets are pledged as collateral under, the Resort Senior Credit Facility.  The Resort Senior Credit Facility consists of the following:

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

•                  Tranche A Term Loan -  $25.0 million borrowed on the funding date of February 18, 2003.

•                  Supplemental Term Loan - $6.5 million borrowed on the funding date of February 18, 2003.

•                  Tranche B Term Loan -  $20.0 million borrowed on the funding date of February 18, 2003.

The Revolving Credit Facility, Tranche A Term Loan, and Supplemental Term Loan mature on April 15, 2006 and bear interest at JPMorgan Chase Bank’s prime rate plus 3.25% payable monthly (7.5% as of July 25, 2004).  The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006.  The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank’s prime rate plus 5.0% payable monthly with an interest rate floor of 12.25% (12.25% as of July 25, 2004).  The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company’s capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity, and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005.  The Resort Senior Credit Facility also restricts the Company’s ability to pay cash dividends on or redeem its common or preferred stock.  The Company was in compliance with all covenants related to the Resort Senior Credit Facility through July 25, 2004.

As of July 25, 2004, the Company had $29.9 million, $25.0 million, $4.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively.  As of July 25, 2004, the Company had $0.3 million of L/C’s issued under the Resort Senior Credit Facility.  As of July 25, 2004, the Company had $9.8 million available for future borrowings under the Revolving Credit Facility.

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

6.             Real Estate Term Facility and Construction Loan Facility

    Real Estate Term Facility

On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility with Fleet National Bank, Ski Partners, LLC and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (Killington) (an ASC subsidiary).  Certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million, were transferred by Resort Properties and Killington into SP Land, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranches A and B of the Real Estate Term Facility) totaling $55.4 million.  All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit (core) in the Grand Summit Hotel at Mount Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility.  Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land are owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37,175,000.  In accordance with FIN No. 46R and APB No. 18, “The Equity Method of Accounting for Investment in Common Stock”, the Company accounts for SP Land  on the equity method as it does not meet the requirements as a variable interest entity that requires consolidation.

In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill Capital Partners and its affiliate, OHSF ASTC, LLC, (Tranche C of the Real Estate Term Facility) was contributed by Oak Hill to ASC as additional paid-in capital.  This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution.  As a result of the transfer of the $55.4 million in indebtedness (including accrued interest and fees) from Resort Properties to SP Land and the exchange of $25.0 million in debt from Oak Hill as additional paid-in capital of ASC, approximately $80.4 million in real estate debt and related accrued interest and fees have been settled and are no longer obligations of the Company.

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate with a carrying value of approximately $0.9 million into a joint venture entity called Cherry Knoll Associates, LLC.   Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll Associates.  In addition, Killington maintains a preferential distribution interest in Cherry Knoll Associates of $1,500,000.  In accordance with FIN No. 46R and APB No. 18, the Company accounts for Cherry Knoll Associates on the equity method as it does not meet the requirements as a variable interest entity that requires consolidation.

Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the Resort Senior Credit Facility and pledged its remaining assets as collateral security under the Resort Senior Credit Facility.

As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders and the Company is in compliance with all debt covenants and other terms of the remaining debt instruments as of July 25, 2004.

As a result of these restructuring transactions, the Company recorded a gain on extinguishment of debt of approximately $23.1 million and a gain on transfer of assets associated with extinguishment of debt of approximately $25.5 million.  Combined, these gains represented income of $1.53 per common share.  These gains are comprised of the net effects of the transfer of approximately $3.1 million of carrying value of assets to SP Land and Cherry Knoll Associates, the recording of an investment in Cherry Knoll Associates of approximately $0.4 million, the recording of an investment in SP Land of approximately $1.5 million and the impairment of 100% of that amount, the write-off of approximately $3.3 million of planning costs no longer deemed realizable to the Company, the elimination of approximately $80.4 million of debt, the recording of additional paid-in capital of approximately $24.8 million (net of deferred financing costs of $0.2 million), the expending of approximately $0.5 million in transaction and legal costs, and the recording of liabilities for future obligations of ski privileges of approximately $0.5 million.

                Interest expense applicable to the Real Estate Term Facility was $11.6 million, $15.6 million and $13.3 million for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

    Construction Loan Facility

                The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel projects at Steamboat, The Canyons and Attitash Bear Peak, which are primarily financed through the $110.0 million Senior Construction Loan.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003.  Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility.  The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.  The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC’s primary hotel development subsidiary.

The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand  Hotel parking garage, and the commercial core unit at Attitash Bear Peak collateralize the Senior Construction Loan, which is subject to covenants, representations and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit.  Grand Summit has assets with a total carrying value of $69.0 million as of July 25, 2004, which collateralizes the Senior Construction Loan.  The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006.  The principal balance outstanding under the Senior Construction Loan was approximately $18.7 million as of July 25, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of July 25, 2004).  During fiscal 2004, Grand Summit made payments on the Senior Construction Loan of approximately $13.0 million primarily as a result of an auction that was held in February 2004 to sell substantially all of the remaining units at The Canyons Grand Summit Hotel.

The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears.  Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date.  The Subordinated Construction Loan, as amended, matures on November 30, 2007.  All $10.6 million had been borrowed under the Subordinated Construction Loan as of July 25, 2004.  The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

The Senior Construction Loan, as amended, requires the following maximum outstanding principal balances as of the following dates:

September 30, 2004	$18,000,000
December 31, 2004	$17,000,000
March 31, 2005	$14,000,000
June 30, 2005	$12,000,000
September 30, 2005	$11,000,000
December 31, 2005	$10,000,000
March 31, 2006	$5,000,000
June 30, 2006	$-

7.             Subordinated Notes and Debentures

    12% Senior Subordinated Notes

The Company has issued $120.0 million of Senior Subordinated Notes.  The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its Resort Senior Credit Facility (see Note 5). The Senior Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its majority owned or wholly owned subsidiaries, with the exception of Ski Insurance, Killington West, Ltd., Community Water Company, Uplands Water Company and Walton Pond Apartments, Inc.  The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company’s balance sheet and results of operations.  The guarantor subsidiaries are wholly owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several.  ASC is a holding company with no significant independent assets or operations other than its interests in the subsidiaries.  Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to ASC.  The Senior Subordinated Notes mature July 15, 2006, and are currently redeemable at the option of ASC, in whole or in part.  The Senior Subordinated Notes were issued with an original issue discount of $3.4 million.  As of July 25, 2004, the unamortized original issue discount was approximately $1.0 million.  Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year.  Interest expense on the Senior Subordinated Notes amounted to $14.4 million in each of fiscal 2002, fiscal 2003, and fiscal 2004.  The Company has the option to redeem the Senior Subordinated Notes at the following prices on the dates noted (expressed as a percentage of face value):

Through July 14, 2005	101.563%
Thereafter	100.000%

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

The Company had previously entered into a series of non-cancelable interest rate swap agreements in connection with the Senior Subordinated Notes.  These agreements were non-hedging swaps which were carried at their fair value, with fluctuations recorded through interest expense.  In connection with the refinancing of the Company’s prior resort senior credit facility on February 18, 2003, the interest rate swap agreements were terminated with no significant gain or loss being incurred.

    11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs (see Note 11).  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Participating Preferred Stock (Series D Preferred Stock).  These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes in August 2007.  The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties.  As of July 25, 2004, the outstanding balance on the Junior Subordinated Notes was approximately $17.1 million.

          Other Subordinated Debentures

Other subordinated debentures owed by the Company to institutions and individuals as of July 25, 2004 are unsecured and are due as follows (in thousands):

	Interest	Principal
Year	Rate	Amount
2010	8%	$1,292
2012	6%	1,155
2013	6%	1,065
2015	6%	1,500
2016	6%	1,196
		$6,208

8.         Mandatorily Redeemable Securities

    Series A Preferred Stock

Pursuant to a Securities Purchase Agreement (the Series A Agreement) dated July 2, 1997 (as amended July 25, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock  in a private offering to an institutional investor.  Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the Exchangeable Notes) on July 28, 1997 in a private offering to an institutional investor.  On November 15, 1997, subsequent to the completion of the offering, each share of Series A 14% Exchangeable Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable Convertible 10½% Preferred Stock (Series A Preferred Stock. The total number of shares of Series A Preferred Stock issued in association with the exchange was 36,626 and each share has a face value of $1,000 per share.  As of July 25, 2004, cumulative dividends in arrears totaled approximately $37.3 million.

The Series A Preferred Stock shares are exchangeable at the option of the holder into shares of the Company’s common stock at a conversion price of $17.10 for each common share.  The Series A Preferred Stock was redeemable on November 12, 2002 at an aggregate redemption price of approximately $61.9 million, which includes the face value of $36.6 million plus approximately $25.3 million of cumulative dividends in arrears, to the extent that the Company had funds legally available for that redemption.  In addition, because the Company is not permitted to redeem its Series A Preferred Stock under the terms of the Resort Senior Credit Facility and Senior Subordinated Notes, the Company cannot effect the redemption of the Series A Preferred Stock unless the Company has first repaid the outstanding borrowings on the Resort Senior Credit Facility and the Senior Subordinated Notes or obtained requisite consents from the holders of the debt under those facilities.  If the Series A Preferred Stock is not permitted to be redeemed because there are not legally available funds, the Company must redeem that number of shares of Series A Preferred Stock which it can lawfully redeem, and from time to time thereafter, as soon as funds are legally available, the Company must redeem shares of the Series A Preferred Stock until it has done so in full.  Prior to and since the November 12, 2002 redemption date, based upon all relevant factors (including the Company’s inability to extinguish all indebtedness under the Resort Senior Credit Facility and the Senior Subordinated Notes with sufficient assurance of remaining assets from which to redeem the Series A Preferred Stock), the Company’s Board of Directors has determined not to redeem any shares of Series A Preferred Stock because they have concluded that funds are not legally available.  On January 27, 2003, the holder of the Series A Preferred Stock demanded that the Company redeem all of the Series A Preferred Stock immediately and on April 8, 2003, the Series A Preferred Stockholder demanded pursuant to Delaware law to review certain records.  However, the Series A Preferred Stockholder has not pursued reviewing any of the Company’s records.  The Company will continue to assess its obligations with respect to the requirements of the redemption provisions of its Series A Preferred Stock.  Because the Series A Preferred Stock was not redeemed on November 12, 2002, the certificate of designation for the Series A Preferred Stock provides that the holder is entitled to elect two new members of the Company’s board of directors.  The right to appoint board members is the sole remedy available to the holder of the Series A Preferred

Stock as a result of the Company’s inability to redeem the Series A Preferred Stock on the redemption date, unless and until legally available funds are available for such redemption.  The Company has not yet been advised by the holder of the Series A Preferred Stock whether it intends to exercise its right to elect two new directors at or prior to the next annual shareholders meeting or whether it intends to take any other action to seek to compel the Company’s redemption of the Series A Preferred Stock.  If the holder of the Series A Preferred Stock was to commence any litigation to compel the Company to redeem the Series A Preferred Stock, based on present facts and circumstances, the Company would vigorously contest that litigation.  If the Company is required to redeem all or any portion of the Series A Preferred Stock, it could have a material adverse effect on its business, results of operations and financial condition.  Based on the status of the Series A Preferred Stock, it is classified as a current liability in the accompanying July 25, 2004 consolidated balance sheet.

The Mandatorily Redeemable 10½% Preferred Stock has voting rights as defined in the certificate of incorporation and ranks senior in liquidation preference to all common stock and Class A common stock outstanding as of July 25, 2004, common stock and Class A common stock issued in the future, all other preferred stock outstanding as of July 25, 2004 and any preferred stock issued in the future.

    Series B Preferred Stock

Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on August 9, 1999 to Oak Hill for $150.0 million.

                On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors.  The Company issued mandatorily redeemable Series C-1 and Series C-2 Preferred Stock with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference (see Note 11).  The Series B Preferred Stock will lose its remaining rights upon redemption of the Series C-1 and C-2 Preferred Stock in July 2007.

    Series C-1 and C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference (see Note 11).  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or in additional shares of preferred stock.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007.  As of July 25, 2004, cumulative dividends in arrears totaled approximately $16.4 million and $74.4 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of July 25, 2004, common stock and Class A common stock issued in the future, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock.

    Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock).  As of July 25, 2004, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series A, Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends and is redeemable at the option of the shareholders.

9.             Capital Stock

The Company has two classes of Common Stock outstanding, Class A common stock and common stock. The rights and preferences of holders of Class A common stock and common stock are substantially identical, except that, while any Class A common stock is outstanding, holders of Class A common stock will elect a class of directors that constitutes two-thirds of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock) and holders of common stock will elect a class of directors that constitutes one-third of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock).  Each share of Class A common stock is convertible into one share of common stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Leslie B Otten (Mr. Otten) the holder of 100% of the 14,760,530 shares of Class A common stock, and (iii) automatically if, at any time, the number of shares of Class A common stock outstanding represents less than 20% of outstanding shares of common stock and Class A common stock.

10.          Dividend Restrictions and Stockholders Agreement

    Dividend Restrictions

                Borrowers under the Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

                Grand Summit, the borrower under the Construction Loan Facility is restricted from declaring dividends or advancing funds to ASC by any other method, unless specifically approved by the Construction Loan Facility lenders.

                Under the indenture governing the Senior Subordinated Notes, ASC is prohibited from paying cash dividends or making other distributions to its shareholders.

    Stockholders Agreement

The Company, Oak Hill, and Mr. Otten entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the “Stockholders Agreement”), pursuant to which each of Mr. Otten and Oak Hill agreed to vote its capital stock of the Company so as to cause there to be:

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

As of July 25, 2004, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

The Stockholders Agreement provides that, so long as Oak Hill owns at least 20% of the outstanding shares of common stock on a fully diluted basis, the affirmative vote of at least one Oak Hill director is required prior to the approval of (i) the Company’s annual budget, (ii) significant executive personnel decisions, (iii) material actions likely to have an impact of 5% or more on the Company’s consolidated revenues or earnings, amendments to the Company’s articles of incorporation or bylaws, (iv) any liquidation, reorganization, or business combination of the Company, (v) the initiation of certain material litigation, and (vi) any material financing of the Company.

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

11.          Recapitalization

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its then current financing needs.  The agreement closed on August 31, 2001 and included the following key terms:

•                  The Company issued, $12.5 million aggregate principal amount of Junior Subordinated Notes to Oak Hill, which are convertible into shares of the Company’s Series D Preferred Stock;

•                  Oak Hill funded $2.5 million of the $3.5 million of availability remaining under Tranche C of the Real Estate Term Facility to facilitate amendments to that credit facility.  This was the final advance under Tranche C, as the maximum availability under this facility was reduced from $13.0 million to $12.0 million;

•                  Oak Hill agreed to provide a guaranty for a $14.0 million equipment lease for the Heavenly gondola, which guaranty was released upon the sale of Heavenly.  The fair value of the lease guaranty was approximately $1.7 million;

•                  Oak Hill purchased 1 million shares of the Company’s common stock for an aggregate purchase price of $1.0 million;

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

12.      Merger, Restructuring, and Asset Impairment Charges

During fiscal 2002, fiscal 2003 and fiscal 2004, the Company recognized certain merger, restructuring and asset impairment charges as follows (in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Impairment of Steamboat assets	$25,444	$-	$-
Impairment of Steamboat Grand Hotel and The Canyons Grand Summit Hotel quarter and eighth share units	38,700	-	-
Impairment of The Canyons land and land options	18,921	-	-
Impairment of real estate master planning and infrastructure costs	24,756	(160)	-
Impairment of resort land option at Sunday River and certain resort fixed assets and other assets	1,369	1,191	-
Impairment (recovery) of Sugarbush assets	(272)	-	-
Restructuring charges	2,690	420	137
Total charges	$111,608	$1,451	$137

    Merger and Asset Impairment Charges

                On May 20, 2002, Resort Properties defaulted on the Real Estate Term Facility due to its failure to make a mandatory principal payment of $3.75 million.  Until this time, Resort Properties had been able to obtain waivers or amendments to the Real Estate Term Facility whenever there were defaults.  However, given the combination of (1) extreme slow down in the resort sector economy and especially the slowdown in the real estate market, (2) the conservative lending environment, and (3) the negative terms of the Construction Loan restructuring and the possible negative terms of the Real Estate Term Facility restructuring, management determined that a significant adverse change in the economic environment and in the business plans of the Company occurred in the fourth quarter of fiscal 2002.  This adverse change affected the realizability of the Company’s long-lived assets and the Company recorded appropriate impairments.  In accordance with SFAS No. 144, the Company evaluated the carrying values of long-lived assets as of July 27, 2002.  In addition to the $25.4 million of asset impairments recorded on Steamboat fixed assets during the second quarter of fiscal 2002 (as discussed below), approximately $83.5 million of asset impairments were recorded during the fourth quarter of fiscal 2002 and are summarized as follows:

Real Estate Business Segment

•                  $38.7 million for quarter and eighth share inventory at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel based on expected future cash flows,

•                    Approximately $24.8 million for master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River, and Steamboat based on expected future cash flows.

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

During the first quarter of fiscal 2002, the Company entered into a non-binding letter of intent to sell its Steamboat resort.  The Company recognized a $25.4 million impairment loss on the net assets held for sale in the second quarter of fiscal 2002 based on modifications from preliminary estimates to the final proposed purchase and sale agreement in addition to the $52.0 million impairment loss recorded in previous years.  The Company withdrew from the sale of Steamboat on March 26, 2002.

                In the first quarter of fiscal 2002, the Company finalized its sale of its Sugarbush resort.  In accordance with SFAS No. 121, the Company recorded a gain of approximately $272,000 which was reflected as an offset to impairment charges recorded in prior years.

                The Company incurred $1.4 million of merger, restructuring, and asset impairment charges for fiscal 2003 that consisted of  $1.2 million of expenses related to the write-off of certain fixed assets and other assets in its resort segment, $0.4 million in employee severance charges in its resort segment, offset by the reversal of $0.2 million of impairment charges in its real estate segment that were determined not to be needed.  Employee severance charges were paid in fiscal 2003.

                The Company incurred and paid $0.1 million in employee severance charges in its resort segment in fiscal 2004.

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

•                    Reorganization, staff reduction, and performance enhancement programs to achieve operational cost savings and improve financial performance.

•                    A comprehensive financial restructuring package, including amendments to senior credit facilities and an anticipated new capital infusion to enhance financial flexibility.

                During fiscal 2002, the Company incurred $2.7 million in charges related to the implementation of its comprehensive strategic plan.  These costs consisted mainly of legal, consulting, and financing costs incurred in connection with its resort and real estate credit facility amendments.  All of the amounts recognized during fiscal 2002 were paid or accrued for services rendered prior to July 28, 2002 and are included in merger, restructuring, and asset impairment charges in the accompanying fiscal 2002 consolidated statements of operations.

13.      Income Taxes

There was no provision or benefit for income taxes recorded in operations for fiscal 2002, fiscal 2003, or fiscal 2004.  Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences and net operating loss or income tax credit carryforwards is recognized if it is more likely than not that a benefit will be realized.  The Company recorded no deferred tax (expense) benefit because there was no change in the net deferred tax asset or liability balance.

Deferred tax (liabilities) assets are comprised of the following as of July 27, 2003 and July 25, 2004 (in thousands):

	July 27, 2003	July 25, 2004
Property and equipment basis differential	$(49,545)	$(59,749)
Other	(8,771)	(8,887)
Gross deferred tax liabilities	(58,316)	(68,636)

Tax loss and credit carryforwards	119,442	126,899
Capitalized costs	4,715	3,108
Deferred revenue and contracts	2,533	4,150
Stock compensation charge	603	667
Reserves and accruals	72,980	67,944
Gross deferred tax assets	200,273	202,768

Valuation allowance	(141,957)	(134,132)
Net deferred tax (liability) asset	$-	$-

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before (provision) benefit for income taxes, cumulative effects of change in accounting principle, and income from discontinued operations as a result of the following differences (in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Income tax benefit at the statutory U.S. tax rates	$58,652	$15,531	$(10,028)
Increase (decrease) in rates resulting from:
State income taxes, net	10,416	3,054	(413)
Change in valuation allowance	(67,732)	(17,061)	(7,825)
Accretion of discount and dividends on Mandatorily Redeemable Preferred Stock included as interest expense	-	-	15,092
Stock option compensation	(163)	-	-
Nondeductible items	(360)	(1,461)	1,450
Other	(813)	(63)	1,724
Income tax benefit at the effective tax rates	$-	$-	$-

As of July 25, 2004, the Company has federal net operating loss carryforwards of approximately $263.9 million which expire in varying amounts though fiscal 2024, and approximately $1.5 million in general business credit carryforwards which expire in varying amounts through fiscal 2024.  The utilization of some of these losses and carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.  Subsequent ownership changes, if any, could cause there to be additional limitations on  existing net operating loss and credit carryforwards.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain carryforwards and other tax attributes generating the net deferred tax asset.  Therefore, a valuation allowance of approximately $142.0 million and $134.1 million has been established to reduce the deferred tax assets to their net realizable value as of July 27, 2003 and July 25, 2004, respectively.

14.      Cumulative Effects of Change in Accounting Principle

                During fiscal 2002, the Company adopted SFAS No. 142, which   applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  As a result of the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss of $18.7 million, which has been recorded as a cumulative effect of change in accounting principle in the accompanying fiscal 2002 consolidated statement of operations.

15.      Business Segment Information

The Company has classified its operations into two business segments, resorts and real estate.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities, and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss from operations.  Additionally, each of the resorts has historically produced similar margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company’s real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Data by segment is as follows (in thousands):

	July 28, 2002	July 27, 2003	July 25, 2004

Net revenues:
Resorts	$243,842	$251,638	$250,706
Real estate	28,274	12,898	33,405
	$272,116	$264,536	$284,111

Income (loss) before income taxes:
Resorts	$(82,494)	$(23,319)	$(66,611)
Real estate	(85,084)	(21,055)	38,109
	$(167,578)	$(44,374)	$(28,502)

Depreciation and amortization:
Resorts	$25,152	$25,791	$24,750
Real estate	1,086	1,722	1,727
	$26,238	$27,513	$26,477

Interest Expense, net:
Resorts	$36,267	$27,139	$70,111
Real estate	18,485	20,225	17,492
	$54,752	$47,364	$87,603

Merger, restructuring, and asset impairment charges, gain on extinguishment of debt, and gain on transfer of assets associated with extinguishment of debt:
Resorts	$47,912	$1,611	$137
Real estate	63,696	(160)	(48,584)
	$111,608	$1,451	$(48,447)

Capital expenditures:
Resorts	$6,903	$6,819	$9,573
Real estate	10,190	6,722	-
	$17,093	$13,541	$9,573
Identifiable assets:
Resorts		$349,300	$340,965
Real estate		116,970	81,804
		$466,270	$422,769

Capital expenditures for the Company’s real estate segment include the net change in real estate held for sale and real estate operating expenses for the periods presented.  A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows:

	July 28, 2002	July 27, 2003	July 25, 2004
Capital expenditures:
Resort capital expenditures	$6,903	$6,819	$9,573
Real estate capital expenditures	-	265	-
Capital expenditures for discontinued operations	628	-	-
	$7,531	$7,084	$9,573
Assets:
Identifiable assets for segments		$466,270	$422,769
Intangible and deferred income tax assets not allocated to segments		9,035	8,031
Total consolidated assets		$475,305	$430,800

16.      Related Party Transactions

Tranche C of the Real Estate Term Facility was purchased by Oak Hill on July 31, 2001 (see Note 6).  The Company paid a $375,000 financing fee to Oak Hill in connection with this $13.0 million investment.  The Real Estate Term Facility and the related Securities Purchase Agreement with Oak Hill were restructured during the first quarter of fiscal 2002.  In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill and its affiliates (Tranche C of the Real Estate Term Facility), was contributed by Oak Hill to ASC as additional paid-in capital.  This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution.

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

In April 2003, the Company entered into a transaction with Mr. Otten at the Company’s Sunday River resort wherein the Company granted to Mr. Otten certain easements necessary for him to develop a restaurant near the resort in exchange for the grant by Mr. Otten of certain parking and access easements beneficial to the resort.  This transaction was reviewed and approved by the Audit Committee of the Company’s Board of Directors.

Mr. Wachter is the founder and Chief Executive Officer of Main Street Advisors.  Main Street Advisors, through Mr. Wachter, acted as one of the Company’s investment bankers in connection with the marketing of the Steamboat and Heavenly resorts for sale.  Main Street Advisors is entitled to a percentage-based fee in the event of the sale of any significant asset of the Company, other than the Sugarbush resort and certain undeveloped real estate properties.  During fiscal 2002, fiscal 2003, and fiscal 2004, the Company recorded expenses for obligations to  Main Street Advisors of $1.1 million, $0, and $0.4 million, respectively, in connection with these services.

17.      Commitments and Contingencies

The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements.  These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues.  Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2002, fiscal 2003, and fiscal 2004 was $4.2 million, $4.2 million, and $4.1 million, respectively.

Significant portions of the land underlying certain of the Company’s ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses.  A substantial portion of the land constituting skiable terrain at Attitash Bear Peak, Mount Snow, and Steamboat is located on federal land that is used under the terms of the permits with the United States Forest Service (the Forest Service). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design, and construction of improvements in the permit area and on many operational matters.  The permits can be terminated or modified by the

Forest Service to serve the public interest.  The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company’s operations.

Killington leases certain land from the State of Vermont.  The lease is subject to a buy-out option retained by the State of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the State has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although the Company has not had confirmation from State of Vermont officials, it has no reason to believe that the State intends to exercise the buy-out option at that time.

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

The Company is also subject to a wide variety of federal, state, and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission, and disposal of hazardous materials.

In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development.  The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period.  Lease payments are based on a percentage of gross skiing and lodging revenues.  The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000.  The Company paid $750,000 during fiscal 2004 under this agreement.  The Company has entered into a modification to the agreement (finalization of the modification to the agreement is subject to the completion of certain documentation) for the next skier visit level that obligates the Company to pay $250,000 in April 2005 and $750,000 on April 2006.  These obligations are accrued as of  July 25, 2004 in accounts payable and other current liabilities and other long-term liabilities, as applicable, and a deferred charge has been established in other current assets and other assets that will be amortized over a two-year period.  Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2002, fiscal 2003, and fiscal 2004 was $1.2 million, $1.2 million, and $1.3 million, respectively.  In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development.  The Company was obligated to make payments for these options totaling approximately $19.4 million at various times and in varying amounts through May 2003.  Through July 25, 2004, the Company has made $17.4 million of option payments.  The remaining $2.0 million in option payments have been accrued in other current liabilities in the accompanying consolidated balance sheet as of July 25, 2004 as the Company has entered into a non-cancelable agreement to make these payments.

The ski development rights for approximately 3,000 acres of skiable terrain that the Company has targeted for development at The Canyons are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.  The Company executed an amendment to this lease which provided that these ski development rights be acquired by April 2003.  In fiscal 2003, the Company paid approximately $5.0 million for the acquisition of these development rights.  In connection with the agreement, the Company will also be required to build two lifts over the next three years, which will be owned by the Company, for an estimated total cost of approximately $3.0 million.

The Company entered into an agreement with a third party land owner at The Canyons resort for an exchange of development properties which will include an obligation of the Company to complete certain road and utility infrastructure on the Company’s property adjacent to third party land owners property.  The estimated cost of the portion of this infrastructure for which the Company is responsible is $0.9 million.  In addition, the Company is required to provide culinary water rights to the third party owner, which rights the Company owns but for which there is no carrying value in the accompanying balance sheets due to their impairment.

The Company’s development activities at The Canyons are governed by permits issued pursuant to a Development Agreement with local authorities.  The Development Agreement requires the Company to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits.  The Company has not achieved certain of these performance benchmarks within the time frames required under the Development Agreement, and the local authorities have advised management that these failures potentially constitute defaults under the Development Agreement.  Management is working with the local authorities to address these failures and reassess the appropriate timing for compliance with these performance benchmarks.  The Company is unable to determine if there will be any negative impact to the Company’s financial position or results of operations as a result of not achieving these performance benchmarks and no liability with respect to this matter has been included in the accompanying consolidated financial statements.

The Company believes that they possess all the permits, licenses, and approvals from governmental authorities material to the operations as they currently exist.  The Company has not received any notice of material non-compliance with permits, licenses, or approvals necessary for the operation of any of its properties, with the exception of the Development Agreement at The Canyons, where the Company has received a notice of non-compliance from the applicable governmental regulators and is working with them to resolve compliance issues.

In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery and equipment. Rent expense under all operating leases was $10.3 million, $10.5 million, and $11.2 million (inclusive of $4.2 million, $4.2 million, and $4.3 million of contingent rental payments) for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments (discussed above), as of July 25, 2004 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2005	$5,626	$4,766
2006	-	3,535
2007	-	2,257
2008	-	1,336
2009	-	1,022
2010 and thereafter	-	1,835
Total payments	5,626	$14,751
Less interest (rates ranging from 5.0% to 12.2%)	(438)
Present value of net minimum payments	5,188
Less current portion	(5,188)
Long-term obligations	$-

The Killington resort has been identified by the U.S. Environmental Protection Agency (the EPA) as a potentially responsible party (PRP) at two sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund).  Killington has entered into a settlement agreement with the EPA at one of the sites, the Solvents Recovery Service of New England Superfund site in Southington, Connecticut.  Killington rejected an offer to enter into a de minimis settlement with the EPA for the other site, the PSC Resources Superfund site in Palmer, Massachusetts, on the basis that Killington disputes its designation as a PRP.  The Company believes that its liability for these Superfund sites, individually and in the aggregate, will not have a material adverse effect on the business, financial condition, results of operations, or liquidity of the Company.

Pursuant to a contractual undertaking with an unrelated third party at The Canyons, the Company is obligated to fund up to $3.0 million in construction costs or other capital support for a golf course to be built at The

Canyons.  Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort as well as the golf course.  Since the method of satisfying this obligation as well as the ultimate construction of the golf course is contingent upon the course developer being able to obtain sufficient funding (which is not probable as of this date), no liability has been recorded in the accompanying consolidated balance sheets for  this obligation.

ASC entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort.  The Company later determined that the sale of its Heavenly resort more closely achieved the Company’s restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort.  On April 5, 2002, Triple Peaks, LLC filed a lawsuit against ASC in Federal District Court in Denver, alleging breach of contract resulting from ASC’s refusal to close on the proposed sale of the Steamboat resort.  The suit sought both monetary damages resulting from the breach and specific performance of the contract.  On April 16, 2002, before an answer to its complaint was filed, Triple Peaks voluntarily dismissed its suit and re-filed a substantially identical complaint in Colorado State District Court in Steamboat, also naming Steamboat Ski & Resort Corporation, Resort Properties and Walton Pond Apartments, Inc. (each direct or indirect subsidiaries of ASC) as additional defendants.  On December 31, 2002, the Colorado State District Court issued summary judgment in ASC’s favor and against Triple Peaks, confirming that the damages ASC owes Triple Peaks under the contract are limited to $0.5 million.  On January 26, 2003, Triple Peaks appealed the decision of the Colorado State District Court.

On January 22, 2004, the Colorado Court of Appeals reversed the judgment of the Colorado State District Court in ASC’s favor, finding that the agreement between ASC and Triple Peaks did not, under the circumstances of ASC’s refusal to close, limit damages to $0.5 million.  The Court of Appeals remanded the case to the Colorado State District Court with instructions to determine whether damages or specific performance of the agreement was the proper remedy for ASC’s refusal to close.

ASC filed a Request for Rehearing with the Colorado Court of Appeals, which request was denied in March 2004.  ASC filed a Petition for Certiorari with the Colorado Supreme Court and to assert that damages under the agreement are limited to $0.5 million.  On July 12, 2004, the Company reached a settlement with Triple Peaks, LLC regarding this litigation.  In return for a cash settlement of $5.14 million, Triple Peaks LLC agreed to a full dismissal of all claims relating to the proposed sale of the Steamboat resort, and the Company expensed these settlement costs in fiscal 2004.  The Company paid an initial payment of $3.0 million and has established a liability in accounts payable and other accrued liabilities for the remaining $2.14 million as of July 25, 2004 that is to be paid in April 2005.  If the Company does not make the payment on that date an interest rate of 12% will be computed through December 31, 2005 and 16% thereafter plus other remedies.  In addition, the Company is required to make a bonus payment to Triple Peaks of $860,000 if the Company sells or transfers substantially all of its assets to a third party on or prior to December 31, 2005 and the closing occurs on or before April 1, 2006.  Triple Peaks also has the right of first refusal to buy Steamboat if the sale is on a stand alone basis.

                On April 22, 2003, the Company was sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between the Company (through two different subsidiaries, ASC Utah, Inc. and American Skiing Company Resort Properties, Inc.) and Westgate.  Generally, Westgate has alleged that ASC Utah and/or American Skiing Company Resort Properties, Inc. have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.  It is not currently feasible to quantify the damages being sought in this action.  On May 13, 2003, the Company answered Westgate’s complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2.0 million in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or American Skiing Company Resort Properties, Inc.  No discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.

In July 2003, the homeowners association of the Mount Snow Grand Summit Hotel filed a claim against Grand Summit for damages of $2.0 million for improper roof/insulation construction at that hotel.  Grand Summit has filed an answer and a crossclaim against the architect and general contractor for the project.  Discovery in this matter is at a very preliminary stage and no timetable has been set for bringing the matter to trial.

Certain claims, suits and complaints in the ordinary course of business are pending or may arise against the Company or its direct and indirect subsidiaries.  In the opinion of management, all matters are without merit or are of such kind, or involve such amounts that their ultimate resolution would not have a material effect on the financial position, results of operations or liquidity of the Company if disposed of unfavorably.

Killington leases certain land from SP Land (see Note 6) that it uses as a parking lot.  The lease is terminable in whole or in part upon 12 months notice and upon termination, Killington will be required to replace any parking spaces on the terminated portion of the lease with new parking spaces located on different parcels of land owned by Killington.  Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort.  The estimated cost of this infrastructure for which the Company will be responsible is $1.5 million.   In addition, upon development of the parcels subject to the parking lot lease, Killington will be obligated to construct new transportation facilities supporting the resort.  The estimated cost of this infrastructure for which the Company will be responsible is $0.8 million.

The Company enters into certain programs with various airlines that provide airline service to an airport near its Steamboat resort.  Payments on these programs to the airlines are contingent upon number of seats used during the ski season.  As these payments are contingent upon the actual flights flown and usage of such flights, the Company has no recorded liability in the accompanying consolidated balance sheets for this obligation.  The Company recorded an expense relating to these programs of $1.2 million, $1.4 million, and $1.0 million for fiscal 2002, fiscal 2003, and fiscal 2004, respectively.

The Company is a member in a non-profit association of property owners at The Canyons called the Resort Village Management Association (RVMA).  In conjunction with its efforts to develop a golf course at The Canyons, the RVMA purchased 200 irrigation water shares from the Company and an unrelated third party.  Fifty of these 200 shares were purchased from the Company (the Company Shares).  The RVMA’s purchase of the 200 water shares triggered a third party obligation to provide to the Company an additional 110 culinary water shares (the Additional Shares).  In order to finance the purchase of the 200 irrigation water shares, the RVMA obtained a loan (the Water Loan) collateralized by the water shares that it purchased.  As further collateral for the Water Loan, the Company pledged to the lender its interest in the 110 Additional Shares, and deferred its right to receive the $500,000 purchase price for the Company Shares from the RVMA until after repayment in full of the Water Loan.  The Company is not directly obligated for any portion of the water loan, and provided no credit support for the Water Loan other than the Additional Shares and the deferral of purchase price.

The Company has issued approximately $0.3 million of letters of credit under the Resort Senior Credit Facility.  The Company has also issued a letter of credit for $0.3 million related to certain workers compensation obligations outside of the Resort Senior Credit Facility.  This letter of credit is secured by certain cash deposits of one of the Company’s wholly owned subsidiaries.

                ASC has established the American Skiing Company Phantom Equity Plan (the “LTIP”).  Certain of ASC’s Executive Officers participate in this plan.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment.  The amount of any awards are based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event.  A Valuation Event is any of the following:  (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined by the LTIP.  The LTIP was ratified by the Company’s Board of Directors on March 6, 2003.  Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event.  During fiscal 2003 and fiscal 2004, the Company recorded an expense relating to the LTIP of approximately $0.6 million and $0.1 million, respectively, which is included in marketing, general and administrative expenses in the accompanying consolidated statements of operations.  At July 25, 2004, the total liability for the LTIP of $0.7 million is included in other long-term liabilities in the consolidated balance sheet.

The Company has entered into employment agreements with three of its executive officers.  These employment agreements provide for guaranteed annual base salaries ranging from $245,000 to $265,000 per person.

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

The Company entered into a comprehensive management consulting agreement beginning in fiscal 2002 with Interstate Hotels & Resorts, Inc. (Interstate), under which Interstate was supporting the management and operations of the Company’s lodging and property management division.  The agreement was for a 5-year term ending on July 30, 2006.  However, at either party’s option, this agreement could be terminated during the 60-day period commencing on July 30, 2003.  The Company gave notice to Interstate in August 2003 that it was terminating the consulting agreement.  The agreement provided for a basic fee of $0.6 million per year as well as an incentive fee determined and paid in accordance with the agreement.  The Company settled the unpaid basic fees, incentive fees, and unpaid expenses for approximately $0.4 million subsequent to July 25, 2004.  The amount was appropriately accrued for in accounts payable and other current liabilities as of July 25, 2004.

18.      Assets/Liabilities Held For Sale and Discontinued Operations

    Heavenly Sale

On May 9, 2002, the Company completed the sale of its Heavenly resort to Vail Resorts, Inc. (Vail).  Management determined that the sale of Heavenly more closely achieved the Company’s restructuring objectives and resulted in a significantly higher asset valuation than the previously announced Steamboat sale transaction.  As a result, management concluded that the Company would not proceed with the sale of the Steamboat resort.  Total consideration for the sale of Heavenly was $104.9 million, which was comprised of a $102.0 million sales price, less $2.4 million in purchase price adjustments, plus $5.3 million of current liabilities assumed by Vail.  Vail also assumed $2.8 million in capital lease obligations leaving $96.8 million in net proceeds after assumption of the capital lease obligations.  At closing, the Company paid $1.8 million in costs related to the sale with net proceeds after transaction costs of $95.0 million.

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

In connection with the completion of the sale of Heavenly, the availability under the revolving portion of the prior resort senior credit facility was reduced from $94.6 million to $52.1 million.  After prepayment penalties of $0.7 million and the total debt reduction of $87.5 million, the remaining proceeds from the sale of $4 million were deposited into a temporary cash account.  In conjunction with the repayment of the Heavenly capital lease, a guaranty provided by Oak Hill to secure that loan was released.

The sale of Heavenly was accounted for in accordance with SFAS No. 144 and the results of operations for Heavenly for fiscal 2002 have been removed from continuing operations and classified as discontinued operations.  The gain on sale of Heavenly was $2.9 million which is included in income from discontinued operations in the accompanying fiscal 2002 consolidated statement of operations.  Revenues applicable to the operations of Heavenly were $51.6 million for fiscal 2002.

    Sugarbush Sale

On September 28, 2001, the Company finalized the sale of its Sugarbush resort in Warren, Vermont to Summit Ventures NE, Inc. This sale generated net proceeds of $5.2 million that were used by the Company to permanently pay down the revolving and term portions of its prior resort senior credit facility, on a pro-rata basis, in accordance with the mandatory prepayment requirements of the facility.  The Company accounted for the sale of its Sugarbush resort under SFAS No. 121 which precludes disclosure of the resort’s operating results as discontinued operations (see Note 2).

Summary resort segment operating results for Sugarbush for fiscal 2002 are as follows (in thousands):

Fiscal Years Ended	2002
Total revenues	$781
Total expenses	1,696
Income (loss) from operations	$(915)

19.    Subsequent Events

As a result of improved operating performance and the strengthening of the Company’s balance sheet following recent restructuring transactions, the Company has commenced marketing for a new senior secured credit facility.  The new facility is expected to total approximately $230.0 million, and consist of a revolving credit facility and term loan facilities.  The proceeds of the facilities would be used to refinance the Company’s Resort Senior Credit Facility and the Company’s Senior Subordinated Notes as well as to pay fees and expenses related to the transaction.  Arrangement and consummation of a new senior secured credit facility is subject to satisfactory documentation and other customary conditions.  If the Company’s marketing efforts for the facility are successful, closing on the facility is expected to take place in November 2004.

On October 12, 2004, in conjunction with a proposed new senior secured credit facility, the Company commenced a tender offer for all of the Senior Subordinated Notes, which total $120.0 million.  The total consideration payable in connection with the offer is $1,015.63 per $1,000 principal amount plus accrued but unpaid interest for the Senior Subordinated Notes.  The Company also solicited consents from the holders of the Senior Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default under the indenture for the Senior Subordinated Notes.  On October 22, 2004, the Company announced that it has received the requisite consents from the holders of the Senior Subordinated Notes to the proposed indenture amendments, and the Company entered into a supplemental indenture reflecting those amendments.  Closing of the tender offer and proposed indenture amendments becoming operative are each subject to the consummation of a new senior secured credit facility in an amount sufficient to fund the total consideration for the Senior Subordinated Notes and to refinance the Company’s Resort Senior Credit Facility, and certain other customary conditions.

                 On October 12, 2004, the Company entered into an Exchange Agreement with the holder of the Company’s Series A Preferred Stock.  Pursuant to the terms of the Exchange Agreement, the Company has agreed to issue new junior subordinated notes due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The new junior subordinated notes will be issued only in the event that the Company is successful in consummating a new senior secured credit facility and the tender offer.  The new junior subordinated notes will accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the new junior subordinated notes until maturity.  The new junior subordinated notes will be subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of our business.  None of the Company’s subsidiaries will be obligated on the new junior subordinated notes, and none of the Company’s assets will serve as collateral for repayment of the new junior subordinated notes.

There can be no assurance that the Company will be successful in marketing the new senior secured credit facility on acceptable terms.  The financial statements presented herein do not give effect to the proposed new senior secured credit facility, the tender for the Senior Subordinated Notes, or the exchange of the Series A Preferred Stock for junior subordinated notes.