Form 10-Q
period 2004-10-24
AMERICAN SKIING CO /ME
filed 2004-12-08
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended October 24, 2004
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from____________ to ____________.

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of November 28, 2004.

                    American Skiing Company and Subsidiaries

                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
                Accumulated Deficit for the 13 weeks ended October 26, 2003 and
                October 24, 2004 (unaudited)...................................3

         Condensed Consolidated Balance Sheets as of July 25, 2004
              and October 24, 2004 (unaudited).................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended October 26, 2003 and October 24, 2004 (unaudited)..........6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................18

         Resort Senior Credit Facility Restructuring..........................19

         Liquidity and Capital Resources......................................19

         Results of Operations................................................22

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk...............................................23

Item 4.  Controls and Procedures..............................................24


Part II - Other Information

Item 1.  Legal Proceedings....................................................24

Item 3.  Defaults Upon Senior Securities......................................24

Item 6.   Exhibits............................................................25

                    American Skiing Company and Subsidiaries



Part I - Financial Information

                           Item 1 Financial Statements

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit
               (In thousands, except share and per share amounts)

                                                                                 13 weeks ended         13 weeks ended
                                                                                October 26, 2003       October 24, 2004
                                                                                  (unaudited)            (unaudited)
    Net revenues:
         Resort                                                                   $ 16,128                $17,820
         Real estate                                                                 2,345                  1,726
                                                                               -------------------    -------------------
              Total net revenues                                                    18,473                 19,546
                                                                               -------------------    -------------------

    Operating expenses:
         Resort                                                                     22,525                 23,609
         Real estate                                                                 1,658                  1,108
         Marketing, general and administrative                                      10,280                 10,817
         Restructuring and asset impairment                                            137                      -
         Depreciation and amortization                                               2,303                  2,279
                                                                               -------------------    -------------------
              Total operating expenses                                              36,903                 37,813
                                                                               -------------------    -------------------

    Loss from operations                                                           (18,430)               (18,267)
    Interest expense, net                                                           22,828                 19,453
                                                                               -------------------    -------------------
    Net loss available to common shareholders                                     $(41,258)              $(27,720)
                                                                               ===================    ===================

    Accumulated deficit, beginning of period                                      $(515,063)             $(543,565)

    Net loss available to common shareholders                                       (41,258)               (37,720)
                                                                               -------------------    -------------------

    Accumulated deficit, end of period                                            $(556,321)             $(581,285)
                                                                               ===================    ===================

    Basic and diluted net loss per common share:
    Net loss available to common shareholders                                     $   (1.30)             $   (1.19)
                                                                               ===================    ===================

    Weighted average common shares outstanding - basic and diluted                31,738,183             31,738,183






     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                                                          July 25, 2004         October 24, 2004
                                                                                           (unaudited)             (unaudited)
Assets
Current assets
     Cash and cash equivalents                                                              $  7,024               $  7,771
     Restricted cash                                                                           4,846                  3,001
     Accounts receivable, net                                                                  5,628                  7,515
     Inventory                                                                                 3,628                  6,239
     Prepaid expenses                                                                          3,132                  5,665
     Deferred income taxes                                                                     6,354                  6,354
     Other current assets                                                                        599                    500
                                                                                         -----------------      ------------------
           Total current assets                                                               31,211                 37,045

Property and equipment, net                                                                  353,509                358,967
Real estate developed for sale                                                                25,024                 24,767
Intangible assets, net                                                                         6,365                  6,350
Deferred financing costs, net                                                                  3,933                  3,461
Other assets                                                                                  10,758                 10,023
                                                                                         -----------------      ------------------
           Total assets                                                                     $430,800               $440,613
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


                            (continued on next page)










     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                Condensed Consolidated Balance Sheets (continued)
               (In thousands, except share and per share amounts)

                                                                                          July 25, 2004         October 24, 2004
                                                                                           (unaudited)             (unaudited)
Liabilities, Mandatorily Redeemable Preferred Stock, and Shareholders' Deficit
Current liabilities
     Current portion of long-term debt                                                    $ 45,191                $ 48,309
     Current portion of subordinated notes and debentures                                        -                       -
     Accounts payable and other current liabilities                                         44,604                  46,818
     Deposits and deferred revenue                                                          13,144                  41,157
     Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of
     $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding,
        including cumulative dividends (redemption value of $73,947 and $0, respectively)   73,947                       -
                                                                                        -----------------      ------------------
              Total current liabilities                                                    176,886                 136,284

Long-term debt, net of current portion                                                      74,384                  75,747
Subordinated notes and debentures, net of current portion and discount                     142,260                 142,842
Other long-term liabilities                                                                  4,007                   4,532
Deferred income taxes                                                                        6,354                   6,354
Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares issued and outstanding,
    including cumulative dividends (redemption value of $0 and $75,867, respectively)            -                  75,867
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued
    and outstanding (redemption value of $0)                                                     -                       -
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock,
    par value of $0.01 per share; 40,000 shares authorized, issued and outstanding, including cumulative dividends (redemption value of $56,376 and
    $58,063, respectively)                                                                  55,880                  57,594
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued and outstanding, including cumulative
     dividends (redemption value of $213,826 and $221,822, respectively)                   211,991                 220,075
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of
    $0.01 per share; 5,000 shares authorized; no shares issued or outstanding                    -                       -
                                                                                         -----------------      ------------------
              Total liabilities                                                            671,762                 719,295
                                                                                         -----------------      ------------------

Shareholders' deficit
     Common stock, Class A, par value of $0.01 per share; 15,000,000 shares
           authorized; 14,760,530 shares issued and outstanding                                148                     148
     Common stock, par value of $0.01 per share; 100,000,000 shares authorized;
           16,977,653 shares issued and outstanding                                            170                     170
     Additional paid-in capital                                                            302,285                 302,285
     Accumulated deficit                                                                  (543,565)               (581,285)
                                                                                         -----------------      ------------------
        Total shareholders' deficit                                                       (240,962)               (278,682)
                                                                                         -----------------      ------------------
        Total liabilities, mandatorily redeemable preferred stock, and shareholders'     $ 430,800               $ 440,613
        deficit                                                                          =================      ==================


     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                          13 weeks ended        13 weeks ended
                                                                                         October 26, 2003      October 24, 2004
                                                                                           (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                                                                                   $ (41,258)             $ (37,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                           2,303                  2,279
       Amortization of deferred financing costs, amortization of original issue discount, and accretion of discount and dividends on mandatorily
          redeemable preferred stock                                                          11,303                 12,384
       Non-cash interest on junior subordinated notes                                            416                    463
       Non-cash compensation expense                                                              70                     76
       Gain from sale of assets                                                                 (392)                  (295)
       Decrease (increase) in assets:
                  Restricted cash                                                               (586)                 1,845
                  Accounts receivable, net                                                       332                 (1,887)
                  Inventory                                                                   (3,080)                (2,611)
                  Prepaid expenses                                                            (1,718)                (2,533)
                  Real estate developed for sale                                                 725                    257
                  Other assets                                                                   (38)                   834
       Increase (decrease) in liabilities:
                  Accounts payable and other current liabilities                               8,667                  2,214
                  Deposits and deferred revenue                                               20,603                 28,013
                  Other long-term liabilities                                                    (24)                   449
                                                                                        -------------------    ------------------
                    Net cash (used in) provided by operating activities                       (2,677)                 3,768
                                                                                        -------------------    ------------------

Cash flows from investing activities
       Capital expenditures                                                                   (3,407)                (7,897)
       Proceeds from sale of assets                                                              404                    470
                                                                                        -------------------    ------------------
                    Net cash used in investing activities                                     (3,003)                 (7,427)
                                                                                        -------------------    ------------------
Cash flows from financing activities
      Proceeds from resort senior credit facilities                                           14,832                  13,604
      Repayment of resort senior credit facilities                                            (9,911)                (10,527)
      Proceeds from long-term debt                                                                 -                   2,550
      Repayment of long-term debt                                                               (241)                   (279)
      Proceeds from real estate debt                                                           1,877                       -
      Repayment of real estate debt                                                           (1,369)                   (867)
      Deferred financing costs                                                                     -                     (75)
                                                                                        -------------------    ------------------
                    Net cash provided by financing activities                                  5,188                   4,406
                                                                                        -------------------    ------------------

Net (decrease) increase in cash and cash equivalents                                            (492)                    747
Cash and cash equivalents, beginning of period                                                 6,596                   7,024
                                                                                        -------------------    ------------------
Cash and cash equivalents, end of period                                                   $   6,104                 $ 7,771
                                                                                        ===================    ==================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                         8,032                   2,756







     See accompanying notes to Condensed Consolidated Financial Statements.

                    American Skiing Company and Subsidiaries


        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

         American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company reports its results of operations in two business segments, resort operations and real estate operations. The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2005 is a fifty-three week reporting period and fiscal 2004 was a fifty-two week reporting period, with each quarter consisting of 13 weeks, with the exception of the second quarter of fiscal 2005, which consists of 14 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operating segment during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 25, 2004 (fiscal 2004) filed with the Securities and Exchange Commission on November 9, 2004.

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

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are depreciated over their estimated useful lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its resort ski operating assets during the second and third quarters of the Company's fiscal year.

Goodwill and Other Intangible Assets
         As prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                    American Skiing Company and Subsidiaries

  As of July 25, 2004 and October 24, 2004, other intangible assets consist of the following (in thousands):

             ------------------------------------------------------------------
                                               July 25, 2004    October 24, 2004
             ------------------------------------------------------------------
             Definite-lived Intangible Assets:
                Lease agreements                $  1,853        $  1,853
                Less accumulated amortization       (346)           (361)
                                              ----------------  ----------------
                                                   1,507           1,492
             Indefinite-lived Intangible Assets:
                Trade names                          170             170
                Water rights                       4,688           4,688
                                             ----------------  ----------------
             Intangible Assets, net             $  6,365        $  6,350
             ------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 for both the 13 weeks ended October 26, 2003 and the 13 weeks ended October 24, 2004. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Revenue Recognition
         Resort revenues include sales of lift tickets, skier development, golf course and other recreational activities fees, sales from restaurants, bars and retail and rental shops, and lodging and property management fees (real estate rentals). Daily lift ticket revenue is recognized on the day of purchase. Lift ticket season pass revenue is recognized on a straight-line basis over the ski season, which occurs during the Company's second and third fiscal quarters. The Company's remaining resort revenues are generally recognized as the services are performed. Real estate revenues are recognized under the full accrual method when title has been transferred, initial and continuing investments are adequate to demonstrate a commitment to pay for the property and no substantial continuing involvement exists. Amounts received from pre-sales of real estate are recorded as restricted cash and deposits and deferred revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Stock Option Plan
         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options may be granted at an exercise price as determined by the Compensation Committee. At October 24, 2004, options to purchase 3,821,187 shares were outstanding at a weighted average exercise price of $4.25 under the Plan. No options have been granted, exercised, or forfeited since July 25, 2004.

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through October 24, 2004 in connection with options exercised. The remaining $0.5

                    American Skiing Company and Subsidiaries

million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of October 24, 2004. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 weeks ended October 26, 2003 and October 24, 2004, the Company recognized no stock compensation expense relating to these options.

         The following table summarizes information about the stock options outstanding under the Plan as of October 24, 2004:

--------------------------------------------------------------------------------
                          Weighted
                          Average
                         Remaining       Weighted
Range of                 Contractual      Average                    Weighted
Exercise                  Life (in       Exercise                    Average
 Prices   Outstanding      years)          Price    Exercisable   Exercise Price
--------------------------------------------------------------------------------
$0.72             25,000     6.7         $  0.72        25,000     $     0.72
1.75 - 2.50    1,420,337     5.4            2.11     1,385,003           2.11
3.00 - 4.00    1,449,250     5.4            3.17     1,430,750           3.18
7.00 - 8.75      735,750     4.0            7.19       733,050           7.19
14.19 - 18.00    190,850     3.0           17.55       190,850          17.55
              ------------                          ------------
               3,821,187     5.0      $     4.25     3,764,653     $     4.28
              ============                          ============

--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Plan, consistent with the provisions of SFAS No. 148, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

      --------------------------------------------------------------------------
                                             13 weeks ended     13 weeks ended
                                            October 26, 2003   October 24, 2004
      --------------------------------------------------------------------------
      Net loss available to common shareholders
              As reported                         $(41,258)      $(37,720)
              Stock-based employee compensation
                 determined under fair-value method
                 for all awards, net of tax           (119)           (34)
                                               --------------- -----------------
              Pro forma                           $(41,377)      $(37,754)
                                               =============== =================
         Basic and diluted net loss per common share
              As reported                         $  (1.30)      $  (1.19)
              Pro forma                           $  (1.30)      $  (1.19)
      --------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 13 weeks ended October 26, 2003 and October 24, 2004.

Accounting for Variable Interest Entities

         In December 2003, the FASB issued a revision to FASB Interpretation
(FIN) No. 46R, "Consolidation of Variable Interest Entities". FIN No. 46R clarifies the application of ARB No. 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

                    American Skiing Company and Subsidiaries

         Among other changes, the revisions of FIN No. 46R (a) clarified some requirements of the original FIN No. 46, which had been issued in January 2003,
(b) eased some implementation problems, and (c) added new scope exceptions. The Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) in October 2004. In accordance with FIN No. 46R and APB No. 18, the Company consolidates SS Associates as SS Associates meets the requirements of a variable interest entity for which it is the primary beneficiary.

         SS Associates purchased a building in October 2004 for approximately $3.5 million (including costs to close) through cash and long-term debt of approximately $2.6 million. The loan is secured by the building and has 59 monthly payments of approximately $29,000 and a final payment in October 2009 of approximately $1.5 million and bears interest at 6.5%. SS Associates is obligated on the loan, but none of the Company's remaining subsidiaries are obligated. SS Associates leases the building to the Company for approximately $0.5 million per year. The non-ASC interest of approximately $0.4 million in SS Associates (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of October 24, 2004.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

3.  Net Loss per Common Share

         Net loss per common share for the 13 weeks ended October 26, 2003 and October 24, 2004, respectively, was determined based on the following data (in thousands):

--------------------------------------------------------------------------------
                                          13 weeks ended      13 weeks ended
                                         October 26, 2003    October 24, 2004
--------------------------------------------------------------------------------
                            Loss
    Net loss                                 $ (41,258)        $ (37,720)
                                          ================= ===============

                           Shares
    Weighted average common shares
       outstanding - basic and diluted          31,738            31,738
                                          ================= ===============
--------------------------------------------------------------------------------

         As of October 26, 2003 and October 24, 2004, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of October 26, 2003 and October 24, 2004, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% preferred stock (Series A Preferred Stock) and 40,000 shares of its mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of October 26, 2003 and October 24, 2004, these convertible preferred shares would convert into approximately 45,285,000 and 50,887,000 shares of common stock, respectively. For the 13 weeks ended October 26, 2003 and October 24, 2004, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,821,187 options outstanding to purchase shares of its common stock under the Plan as of October 26, 2003 and October 24, 2004, respectively. These stock options are excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

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

                    American Skiing Company and Subsidiaries

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

        -----------------------------------------------------------------------
                                             13 weeks ended     13 weeks ended
                                            October 26, 2003   October 24, 2004
        -----------------------------------------------------------------------
        Revenues:
                Resort                        $ 16,128           $ 17,820
                Real estate                      2,345              1,726
                                           -----------------  -----------------
        Total                                 $ 18,473           $ 19,546
                                           =================  =================
        Net Loss:
                Resort                        $(35,872)          $(37,122)
                Real estate                     (5,386)              (598)
                                           -----------------  -----------------
        Total                                 $(41,258)          $(37,720)
                                           =================  =================

       ------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated financial statements is as follows (in thousands):

       ------------------------------------------------------------------------
                                             July 25, 2004      October 24, 2004
       ------------------------------------------------------------------------
       Identifiable Assets:
         Resort                                $   340,965        $  352,928
         Real Estate                                81,804            79,669
                                             ----------------   ---------------
                                               $   422,769        $  432,597
                                             ================   ===============
       Assets:
         Identifiable assets for segments      $   422,769           432,597
         Intangible and deferred income tax
           assets not allocated to segments          8,031             8,016
                                             ----------------   ---------------
               Total consolidated assets       $   430,800        $  440,613
                                             ================   ===============
       ------------------------------------------------------------------------

5.  Long-Term Debt

Resort Senior Credit Facility

         ASC and its resort operating subsidiaries entered into an agreement dated February 14, 2003 with General Electric Capital Corporation (GE Capital) and CapitalSource Finance LLC (CapitalSource) whereby GE Capital and CapitalSource provided a $91.5 million senior secured loan facility (the Resort Senior Credit Facility) including a revolving credit facility (Revolving Credit Facility), tranche A term loan (Tranche A Term Loan), supplemental term loan (Supplemental Term Loan), and tranche B term loan (Tranche B Term Loan). The Resort Senior Credit Facility is secured by substantially all the assets of the Company (except for the assets of Grand Summit) and the assets of its resort operating subsidiaries. The Resort Senior Credit Facility consists of the following:

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

     o Tranche B Term Loan - $20.0 million borrowed on the funding date of February 18, 2003.

         The Revolving Credit Facility, Tranche A Term Loan and Supplemental Term Loan portions of the Resort Senior Credit Facility mature on April 15, 2006

                    American Skiing Company and Subsidiaries

and bear interest at JPMorgan Chase Bank's prime rate plus 3.25% payable monthly (8.00% as of October 24, 2004). The Supplemental Term Loan requires payments of approximately $1.0 million on January 15 and July 15 of each year, and a final payment of approximately $1.0 million on April 15, 2006. The Tranche B Term Loan matures on June 15, 2006 and bears interest at JPMorgan Chase Bank's prime rate plus 5.0% payable monthly (12.25% as of October 24, 2004) with an interest rate floor of 12.25%. The Resort Senior Credit Facility contains affirmative, negative and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places an annual limit on the Company's capital expenditures, requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity and contains an asset monetization covenant which requires the Company to refinance the facility or sell assets sufficient to retire the facility on or prior to December 31, 2005. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock.

         As of October 24, 2004, the Company had $33.0 million, $25.0 million, $4.1 million, and $20.0 million of principal outstanding under the Revolving Credit Facility, Tranche A Term Loan, Supplemental Term Loan, and Tranche B Term Loan portions of the Resort Senior Credit Facility, respectively. As of October 24, 2004, the Company had $6.7 million available for future borrowings under the Revolving Credit Facility. As of October 24, 2004, the Company had $0.3 million of L/C's issued under the Resort Senior Credit Facility. The Company met the zero balance requirement under the Revolving Credit Facility on April 1, 2004 and was in compliance with all financial covenants of the Resort Senior Credit Facility through October 24, 2004.

         See Note 11 for a description of the recently completed refinancing of the Resort Senior Credit Facility.

Construction Loan Facility

         The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties (a subsidiary of ASC) (Resort Properties). Grand Summit, a subsidiary of Resort Properties, owns the existing Grand Summit Hotel projects, which are primarily financed through a $110.0 million construction loan facility (Senior Construction Loan) between Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10.0 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000, which was increased to $10.6 million in December 2003. Grand Summit used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility". The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Grand Summit.

         The Senior Construction Loan principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its subsidiaries, other than Grand Summit. Grand Summit has assets with a total book value of $67.0 million as of October 24, 2004, which collateralizes the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $17.9 million as of October 24, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of October 24, 2004).

         The principal balance outstanding under the Subordinated Construction Loan was approximately $10.6 million as of October 24, 2004 and is due on November 30, 2007. The interest rate on the funds advanced under the Subordinated Construction Loan is 20% per annum, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. Accrued interest on the Subordinated Construction Loan as of October 24, 2004 was approximately $3.4 million.

        Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of the remaining unsold quarter and eighth share units and commercial units occurring subsequent

                    American Skiing Company and Subsidiaries

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

          December 31, 2004                                      $17,000,000
          March 31, 2005                                          14,000,000
          June 30, 2005                                           12,000,000
          September 30, 2005                                      11,000,000
          December 31, 2005                                       10,000,000
          March 31, 2006                                           5,000,000
        June 30, 2006                                                      -

Other Long-Term Debt

       The Company has approximately $13.4 million of other long-term debt as of October 24, 2004. This is comprised of approximately $5.0 million of debt held under capital leases and $8.4 million under other notes payable with various lenders.

6.       Subordinated Notes and Debentures

    12% Senior Subordinated Notes
        The Company has issued $120.0 million of Senior Subordinated Notes. The Senior Subordinated Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including all borrowings of the Company under its Resort Senior Credit Facility (see Note 5). The Senior Subordinated Notes are fully and unconditionally guaranteed by ASC and all of its majority owned or wholly owned subsidiaries, with the exception of Ski Insurance, Killington West, Ltd., Community Water Company, Uplands Water Company and Walton Pond Apartments, Inc. The above listed subsidiaries that are not guarantors are individually and collectively immaterial to the Company's balance sheet and results of operations. The guarantor subsidiaries are wholly owned subsidiaries of ASC and the guarantees are full, unconditional, and joint and several. ASC is a holding company with no significant independent assets or operations other than its interests in the subsidiaries. Some of the guarantor subsidiaries are restricted in their ability to declare dividends or advance funds to ASC. The Senior Subordinated Notes mature July 15, 2006, and are currently redeemable at the option of ASC, in whole or in part. The Senior Subordinated Notes were issued with an original issue discount of $3.4 million. As of October 24, 2004, the unamortized original issue discount was approximately $0.9 million. Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15 of each year. Interest expense on the Senior Subordinated Notes (excluding the amortization of the original issue discount) amounts to $14.4 million in each fiscal year. The Company has the option to redeem the Senior Subordinated Notes at the following prices on the dates noted (expressed as a percentage of face value):

                  Through July 14, 2005                       101.563%
                  Thereafter                                  100.000%

         The Senior Subordinated Notes are not subject to a cross-default resulting from a default by the Company's real estate subsidiaries under certain debt which is non-recourse to the remainder of the Company, including the Real Estate Term Facility and the Construction Loan Facility. Furthermore, neither a bankruptcy nor a judgment against any of the Company's real estate development subsidiaries will constitute a default under the indenture.

         As described in Note 11, the Company repurchased $118.5 million in principal amount of the Senior Subordinated Notes and called the remaining $1.5 million in principal amount of the Senior Subordinated Notes, each on November 24, 2004.

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of junior subordinated notes (Junior Subordinated Notes), which are convertible into shares of the Company's Series D Participating Preferred Stock (Series D

                    American Skiing Company and Subsidiaries

Preferred Stock). These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes in August 2007. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of October 24, 2004, the outstanding balance on the Junior Subordinated Notes was approximately $17.5 million.

         As described in Note 11, on November 24, 2004 an amendment to the indenture extended the maturity of the Junior Subordinated Notes to May 2012.

      Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of October 24, 2004 are unsecured and are due as follows (in thousands):

                                   ------------------------------
                                            Interest  Principal
                                     Year     Rate     Amount
                                   ------------------------------
                                     2010      8%      $   1,292
                                     2012      6%          1,155
                                     2013      6%          1,065
                                     2015      6%          1,500
                                     2016      6%          1,196
                                                     ------------
                                                       $   6,208
                                                     ============
                                   ------------------------------


7.     Mandatorily Redeemable Securities

    Series A Preferred Stock
         Pursuant to a Securities Purchase Agreement (the Series A Agreement) dated July 2, 1997 (as amended July 16, 1997), the Company issued 17,500 shares of its Series A 14% Exchangeable Preferred Stock in a private offering to an institutional investor. Pursuant to the Series A Agreement, the Company issued $17.5 million aggregate principal amount of its 14% Senior Exchangeable Notes Due 2002 (the Exchangeable Notes) on July 28, 1997 in a private offering to an institutional investor. On November 15, 1997, subsequent to the completion of the offering, each share of Series A 14% Exchangeable Preferred Stock and the Exchangeable Notes were converted into shares of Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock (Series A Preferred Stock). The total number of Series A Preferred Stock shares issued in the exchange was 36,626 and each share has a face value of $1,000 per share. As of October 24, 2004, cumulative dividends in arrears totaled approximately $39.2 million.

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

         The Series A Preferred Stock ranks senior in liquidation preference to all common stock and Class A common stock outstanding as of October 24, 2004 as well as any common stock and Class A common stock issued in the future.

         As part of the refinancing of the Resort Senior Credit Facility on November 24, 2004 as discussed in Note 11, all outstanding shares of the Series A Preferred Stock were exchanged for new junior subordinated notes in the principal amount of $76.7 million. As of October 24, 2004, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," the carrying amount of the Series A Preferred Stock of $75.9 million has been classified as long-term, based on the Company's intent and ability to refinance as evidenced by the refinancing discussed above.

    Series B Preferred Stock
         Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5%

                    American Skiing Company and Subsidiaries

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

    Series C-1 and C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007 to the extent that the Company has legally available funds to effect such redemption. As of October 24, 2004, cumulative dividends in arrears totaled approximately $18.1 million and $82.4 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of October 24, 2004, common stock and Class A common stock issued in the future, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock). As of October 24, 2004, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series A, Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholder.

8.  Dividend Restrictions

         Borrowers under the Company's Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock other than payments to other borrowers or restricted subsidiaries.

         Grand Summit, the borrower under the Construction Loan Facility, is restricted from declaring dividends or advancing funds to ASC by any other method, unless specifically approved by the Construction Loan Facility lenders.

         Under the indentures governing its Senior Subordinated Notes and Junior Subordinated Notes, ASC is restricted from paying cash dividends or making other distributions to its shareholders. As described in Note 11, new junior subordinated notes also restrict the Company from paying cash dividends or making other distributions to its shareholders.

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan (the LTIP), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in the LTIP. Participants are entitled to a cash payment on awards granted under the LTIP, upon a valuation event, as defined. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a valuation event and generally vest over a three to five-year term as determined by the Compensation Committee. A valuation event is any of the following: (i) a sale or disposition of substantially all of the Company's assets; (ii) a merger, consolidation or similar event of ASC other than one (A) in which the Company is the surviving entity or (B) where no change in control, as defined, has occurred; (iii) a public offering of equity

                    American Skiing Company and Subsidiaries

securities by ASC that yields net proceeds to the Company in excess of $50 million; or (iv) a change in control, as defined. Compensation expense relating to the LTIP will be estimated and recorded based on the probability of the Company achieving a valuation event. During the 13 weeks ended October 26, 2003 and October 24, 2004, the Company recorded a charge relating to the LTIP of approximately $0.1 million and $0.1 million, respectively, which is included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.8 million is included in other long-term liabilities in the October 24, 2004 condensed consolidated balance sheet.

10.  Commitments and Contingencies

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

11.      Subsequent Events

         The Company entered into an agreement dated November 24, 2004 with GE Capital and other lenders whereby the lenders have provided a new $230.0 million senior secured loan facility (New Resort Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the New Resort Credit Facility were used to refinance the Company's Resort Senior Credit Facility and the Company's Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The New Resort Credit Facility consists of the following:

     o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million of which approximately $1.1 million was outstanding on the funding date. The amount of availability under this facility will be correspondingly reduced by the amount of each L/C issued. The amount of availability is also reduced for a reserve to payoff the remaining Senior Subordinated Notes of $1.5 million (see below) and a reserve for a remaining obligation of $2.14 million in connection with a legal settlement. As those two obligations are paid, those reserves will be eliminated.

     o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

     o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan (collectively the "First Lien Credit Agreement") mature in November 2010 and bear interest, at the option of the Company, either the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate of LIBOR (as defined) plus 4.5%, payable quarterly (8.5%% as of November 24, 2004). The First Lien Term Loan requires twenty-three quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011 and bears interest at the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate of LIBOR (as defined) plus 8.0% payable quarterly (12% as of November 24, 2004). The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the Company's assets, other than assets held by Grand Summit, and the Company's obligations under the Second Lien Credit Agreement and its subsidiaries' obligations under the related guarantees are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement. The New Resort Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company's capital expenditures, and requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity. The New Resort Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The New Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common or preferred stock and requires the Company to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the New Resort Credit Facility.

                    American Skiing Company and Subsidiaries

         In conjunction with a New Resort Credit Facility, the Company closed a tender offer and repurchased $118.5 million of the $120.0 million principal amount of outstanding Senior Subordinated Notes. The total consideration payable in connection with the offer was approximately $120.4 million ($118.5 million in principal and approximately $1.9 million in a redemption premium) plus accrued interest of approximately $5.1 million for the tendered Senior Subordinated Notes. In connection with the tender offer, the Company also solicited consents from the holders of the Senior Subordinated Notes. On October 22, 2004, Company entered into a supplemental indenture reflecting those amendments to eliminate substantially all of the restrictive covenants and certain events which would cause default under the indenture for the Senior Subordinated Notes. Such amendments became operative on November 24, 2004. The Company also called for redemption on November 24, 2004 all the remaining $1.5 million in principal amount of outstanding Senior Subordinated Notes.

          In addition, as part of the refinancing, the Company entered into an Exchange Agreement with the holder of the Company's Series A Preferred Stock and issued approximately $76.7 million of new junior subordinated notes due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The new junior subordinated notes accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the new junior subordinated notes until maturity. The new junior subordinated notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of our business. None of the Company's subsidiaries are obligated on the new junior subordinated notes, and none of the Company's assets serve as collateral for repayment of the new junior subordinated notes. The indenture governing the new junior subordinated notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions.

         As part of the refinancing, the indenture to the Junior Subordinated Notes was amended to extend the maturity of the Junior Subordinated Notes to May 2012.

                    American Skiing Company and Subsidiaries

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our New Resort Senior Credit Facility; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and
Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

         Our operating strategies include taking advantage of our multi-resort network, increasing our revenue per skier, continuing to build brand awareness and customer loyalty, expanding our sales and marketing efforts, continuing to focus on cost management, expanding our golf and convention business, improving our hotel occupancy and operating margins, and capitalizing on real estate growth opportunities through joint ventures.

         Our revenues are highly seasonal in nature. In fiscal 2004, we realized approximately 88% of resort operating segment revenues and over 100% of resort operating segment operating income during the period from November through April. In addition, a significant portion of resort operating segment revenue and approximately 22% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in fiscal 2004, respectively. Our resorts typically experience operating losses and negative cash flows for the period from May through November.

         A high degree of seasonality in our revenues increases the impact of certain events on its operating results. Adverse weather conditions, access route closures, equipment failures, and other developments of even moderate or limited duration occurring during peak business periods could reduce revenues.

                    American Skiing Company and Subsidiaries

Adverse weather conditions can also increase power and other operating costs associated with snowmaking or could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits.

         As discussed below, on November 24, 2004 we entered into a new resort senior credit facility and paid off our existing resort senior credit facility and a substantial portion of our senior subordinated notes. In addition, our Series A Preferred Stock was exchanged for new junior subordinated notes. This refinancing extends the maturity date of these obligations.

         The following is our discussion and analysis of financial condition and results of operations for the 13 weeks ended October 24, 2004. As you read the material below, we urge you to carefully consider our fiscal 2004 Annual Report on Form 10-K filed on November 9, 2004 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Resort Senior Credit Facility Restructuring

         As described below, the Company refinanced its resort senior credit facility (Resort Senior Credit Facility) and its 12% senior subordinated notes (Senior Subordinated Notes) with a new $230 million senior secured resort credit facility (New Resort Senior Credit Facility).

Liquidity and Capital Resources

Short-Term Liquidity Needs

         Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our fiscal 2005 capital improvement program, and servicing our debt. Our cash requirements for ski-related and real estate sales activities are provided from separate sources.

         As described below, we entered into a $230.0 million New Resort Senior Credit Facility on November 24, 2004 and used initial borrowings thereunder to refinance our Resort Senior Credit Facility and our Senior Subordinated Notes.

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our resort operating subsidiaries and borrowings under our New Resort Senior Credit Facility. The total debt outstanding on our New Resort Senior Credit Facility as of November 28, 2004 was approximately $219.7 million.

         Real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the senior construction loan (Senior Construction Loan) and the subordinated construction loan (Subordinated Construction Loan) (collectively, the Construction Loan Facility) funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of October 24, 2004, the carrying value of the total assets that collateralized the Construction Loan Facility was approximately $67.0 million. The total debt outstanding on the Construction Loan Facility as of October 24, 2004 was approximately $28.5 million. See "Real Estate Liquidity - Construction Loan Facility" below.

Resort Liquidity

         We entered into an agreement dated November 24, 2004 with GE Capital and other lenders whereby the lenders have provided a new $230.0 million senior secured loan facility (New Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the New Resort Senior Credit Facility were used to refinance our Resort Senior Credit Facility and our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The New Resort Senior Credit Facility consists of the following:

     o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million of which approximately $1.1 million was outstanding on the funding date. The amount of availability under this facility will be correspondingly reduced by the amount of each L/C issued. The amount of availability is also reduced for a reserve to payoff the remaining Senior Subordinated Notes of $1.5 million (see below) and a reserve for a remaining obligation of $2.14 million in connection with a legal settlement. As those two obligations are paid, those reserves will be eliminated.

     o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

                    American Skiing Company and Subsidiaries

     o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

        The Revolving Facility and First Lien Term Loan (collectively the "First Lien Credit Agreement") mature in November 2010 and bear interest, at our option, at either the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate of LIBOR (as defined) plus 4.5%, payable quarterly (8.5% as of November 24, 2004). The First Lien Term Loan requires twenty-three quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011 and bears interest at the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate of LIBOR (as defined) plus 8.0% payable quarterly (12.0% as of November 24, 2004). The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement and its subsidiaries' obligations under the related guarantees are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement. The New Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures, and requires us to have a zero balance on the Revolving Credit Facility on April 1 of each year prior to maturity. The New Resort Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The New Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common or preferred stock and requires the Company to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the New Resort Credit Facility.

         In conjunction with a New Resort Senior Credit Facility, we closed a tender offer and repurchased $118.5 million of the $120.0 million principal amount of outstanding Senior Subordinated Notes. The total consideration payable in connection with the offer was approximately $120.4 million ($118.5 million in principal and approximately $1.9 million in a redemption premium) plus accrued interest of approximately $5.1 million for the tendered Senior Subordinated Notes. In connection with the tender offer, we also solicited consents from the holders of the Senior Subordinated Notes. On October 22, 2004, we entered into a supplemental indenture reflecting those amendments to eliminate substantially all of the restrictive covenants and certain events which would cause default under the indenture for the Senior Subordinated Notes. Such amendments became operative on November 24, 2004. We also called for redemption on November 24, 2004 all the remaining $1.5 million in principal amount of outstanding Senior Subordinated Notes.

         In addition, as part of the refinancing, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued approximately $76.7 million of new junior subordinated notes due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The new junior subordinated notes accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the new junior subordinated notes until maturity. The new junior subordinated notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the new junior subordinated notes, and none of our assets serve as collateral for repayment of the new junior subordinated notes. The indenture governing the new junior subordinated notes also restricts us from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions.

         As part of the refinancing, the indenture to the Junior Subordinated Notes was amended to extend the maturity of the Junior Subordinated Notes to May 2012.

         As of November 28, 2004, we had $29.7 million, $85.0 million, and $105.0 million of principal outstanding under the Revolving Credit Facility, First Lien Term Loan, and Second Lien Term Loan portions of the New Resort Senior Credit Facility, respectively. Furthermore, as of November 28, 2004, we had approximately $1.1 million in outstanding L/Cs with approximately $5.6 million available for future borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the New Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our first quarter of fiscal 2006.

                    American Skiing Company and Subsidiaries

         We closely monitor our operating results that impact our ability to meet the financial covenants under our New Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our New Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our New Resort Senior Credit Facility, we have limited access to alternate sources of funding.

        Our significant debt levels affect our liquidity. As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures, and acquisitions is significantly limited, outside of any availability under the New Resort Senior Credit Facility. Furthermore, our New Resort Senior Credit Facility contain significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness, and restrictions on the issuance of preferred stock.

Real Estate Liquidity

         To fund working capital and fund its real estate sales plan, Grand Summit relies primarily on unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants.

Construction Loan Facility: We have historically conducted our real estate interval-ownership product development through Grand Summit, which is a wholly owned subsidiary of American Skiing Company Resort Properties (Resort Properties). Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash Bear Peak, which are primarily financed through the $110.0 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million. Together they comprise the Construction Loan Facility. We used the Construction Loan Facility primarily for the purpose of funding the completion of the Steamboat Grand Hotel.

         The principal is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotels at The Canyons and Steamboat, a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage, and the commercial core unit of the Attitash Bear Peak Grand Summit Hotel collateralize the Senior Construction Loan. This facility is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit. Grand Summit has assets with a total book value of $67.0 million as of October 24, 2004, which collateralizes the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $17.9 million as of October 24, 2004 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of October 24, 2004) and there were no borrowings available under this facility.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% of such interest will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The Subordinated Construction Loan was amended in December 2003 to provide additional borrowing availability of approximately $0.6 million for a maximum borrowing capacity under that loan of $10.6 million. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed under the Subordinated Construction Loan as of October 24, 2004 and no further borrowings are available under this facility. Accrued interest on the Subordinated Construction Loan as of October 24, 2004 was approximately $3.4 million. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

                    American Skiing Company and Subsidiaries

         The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

         December 31, 2004                                      $17,000,000
         March 31, 2005                                          14,000,000
         June 30, 2005                                           12,000,000
         September 30, 2005                                      11,000,000
         December 31, 2005                                       10,000,000
         March 31, 2006                                           5,000,000
         June 30, 2006                                                    -

         As of November 28, 2004, the amount outstanding under the Senior Construction Loan was approximately $17.8 million and there were no borrowings available under this facility. As of November 28, 2004, the amounts outstanding under the Subordinated Construction Loan were approximately $10.6 million plus accrued interest of approximately $3.5 million and there were no borrowings available under this facility.

Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For fiscal 2005, we anticipate our annual maintenance capital needs to be approximately $8.5 million. In addition, we have tentatively identified an additional $4.0 million of discretionary capital needs which will likely be pursued in fiscal 2005. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our New Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the New Resort Senior Credit Facility. The New Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2005 at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. We expect that going forward, certain types of lease agreements that we have historically entered into as operating leases will be entered into with terms that will qualify them to be treated as capital leases. We also expect that certain leases that we have already entered into previously as operating leases will be converted into capital leases. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for fiscal 2005.

         As described above, the Revolving Facility and First Lien Term Loan of the New Resort Credit Facility mature in November 2010. The First Lien Term Loan requires quarterly principal payments of $212,500 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011. The Senior Construction Loan has required principal payments as described above and matures in June 2006. The Subordinated Construction Loan matures in November 2007.

         We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted value of $58.1 million as of October 24, 2004 and mandatorily redeemable 15% non voting preferred stock (Series C-2 Preferred Stock) with an accreted value of $221.8 million as of October 24, 2004 which are mandatorily redeemable and mature in July 2007 to the extent that the Company has legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to its final maturity. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

         We closely monitor our operating results that impact our ability to meet the financial covenants under our New Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our New Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our New Resort Senior Credit Facility, we have limited access to alternate sources of funding.

                    American Skiing Company and Subsidiaries


                              Results of Operations
               For the 13 weeks ended October 26, 2003 compared to
                      the 13 weeks ended October 24, 2004

Resort Operations:

         The components of resort operations for the 13 weeks ended October 26, 2003 and October 24, 2004 are as follows (in thousands):

--------------------------------------------------------------------------------
                                             13 Weeks ended
                                   -------------------------------  ------------
                                  October 26, 2003  October 24, 2004  Variance
                                   --------------- ---------------  ------------

Total resort revenues              $   16,128        $   17,820       $ 1,692
                                   --------------- ---------------  ------------

Cost of resort operations              22,525            23,609         1,084
Marketing, general and administrative  10,280            10,817           537
Restructuring charges                     137                 -          (137)
Depreciation and amortization           1,870             1,872             2
Interest expense                       17,188            18,644         1,456
                                   --------------- ---------------  ------------
Total resort expenses                  52,000            54,942         2,942
                                   --------------- ---------------  ------------

Loss from resort operations        $  (35,872)       $  (37,122)      $(1,250)
                                   =============== ===============  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $17.8 million, or 10.5%, higher in the 13 weeks ended October 24, 2004 when compared to the 13 weeks ended October 26, 2003. This is a result of an increase of our lodging related revenues at our Steamboat and The Canyons resorts, primarily as a result of improved group and conference business.

         Resort expenses for the 13 weeks ended October 24, 2004 were approximately $2.9 million higher than the same period of fiscal 2004, primarily as a result of the following:

     (i) $1.5 million increase in interest expense due primarily to the compounding effect of interest expense associated with the accretion of discount and dividends on mandatorily redeemable preferred stock;
     (ii) $1.1 million increase in cost of resort operations due to higher lodging expenses associated with the higher volume at the hotels of our Steamboat and The Canyons resorts and an increase in repairs and maintenance at all resorts over the prior period offset primarily by a reduction in accruals of certain property taxes; and.;
     (iii)$0.5 million increase in marketing, general and administrative expenses due primarily to the marketing of the new "All For One" season pass at our eastern resorts.

         Recent Trends: Through December 5, 2004, our eastern season pass sales for the 2004-05 ski season are approximately 48% greater than at the same time last year due to the introduction of the "All-for-One" eastern resort season pass. Based on our experience with the Sunday River/Attitash season pass offered in fiscal 2004, we anticipate a reduction in paid day ticket sales at our eastern resorts this year due to the "All-for-One" all eastern resort season pass. Nonetheless, we expect that overall net resort revenues for the eastern resorts will increase for the year as the result of increases in total ticket revenue and increased ancillary revenue from increased visitation. However, actual results could differ from that experience. The western season pass sales for the 2004-05 ski season are approximately 13% greater than at the same time last year. Although most of this increase is due to timing differences in purchase deadlines, we expect to see a modest increase in season pass revenues in the west in total for fiscal 2005.

         Lodging reservation pace and leading indicators for the ski season at lodging properties reflect increases for both our western and eastern resorts on a year over year basis. Eastern resorts are experiencing an increase in reservations for midweek visitation which we believe are as a result of specific initiatives targeting non-peak periods. Western resort lodging reservations continue to improve from the prior year as a result of strong conference business at The Canyons and growth at Steamboat. Although we expect to be near lodging capacity for the Christmas/New Year holiday period, lodging revenues for such period are expected to be slightly down as a result of the timing of the holidays.

                    American Skiing Company and Subsidiaries


Real Estate Operations:

         The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                        13 weeks ended
                                 --------------------------------  ------------
                                October 26, 2003   October 24, 2004  Variance
                                 --------------- ------------------------------

Total real estate revenues       $  2,345           $  1,726          $  (619)
                                 --------------- ----------------  ------------

Cost of real estate operations      1,658              1,108             (550)
Depreciation and amortization         433                407              (26)
Interest expense                    5,640                809           (4,831)
                                 --------------- ----------------  ------------
Total real estate expenses          7,731              2,324           (5,407)
                                 --------------- ----------------  ------------

Loss from real estate operations $ (5,386)         $    (598)         $ 4,788
                                 =============== ================  ============
-------------------------------------------------------------------------------

         Real estate revenues decreased by $0.6 million in the 13 weeks ended October 24, 2004 when compared to the 13 weeks ended October 25, 2003, from $2.3 million to $1.7 million. The decrease was primarily due to a $1.0 million decrease in unit sales at The Canyons and at Steamboat due to no remaining units to sale after the auction at The Canyons and a slowdown in sales at Steamboat. This was offset by an increase in land sales.

         Real estate operations loss decreased by $4.8 million, from $5.4 million in the 13 weeks ended October 26, 2003 to $0.6 million in the 13 weeks ended October 24, 2004. This was primarily a result of the following:

     (i)  $0.6 million decrease in revenues recognized as discussed above,
     (ii) $0.6 million decrease in cost of real estate operations resulting from the decrease in revenues, and
     (iii)$4.8 million decrease in interest expense due to the restructuring if the real estate credit facility in May 2004.

         Recent Trends: Sales volumes at our Grand Summit Hotel at Steamboat continue to decrease and are slightly behind pace of the prior year. We believe that this is primarily related to weak economic conditions and the demand for interval type units. We have recently increased the number of sales personnel at Steamboat in an effort to increase sales.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended October 26, 2003 or the 13 weeks ended October 24, 2004. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 25, 2004, as filed with the Securities and Exchange Commission on November 9, 2004. The New Resort Credit Facility requires the Company to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the facility.

                                     Item 4
                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are
     (1) effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within

                    American Skiing Company and Subsidiaries

     the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) designed to ensure that information to be disclosed by the Company in such reports is accumulated, organized, and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended October 24, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     Item 3
                         Defaults upon Senior Securities

         None.

                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

10.1 First Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent.

10.2 Second Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent.

10.3 Indenture, dated as of November 24, 2004, between the Company and Madeleine LLC as trustee.

10.4 Sixth Supplemental Indenture, dated as of October 22, 2004, among the Company, the Guarantors party thereto, and The Bank of New York, as trustee (incorporated by reference from exhibit to Form 8-K filed October 26, 2004).

10.5 Supplemental Indenture, dated as of November 24, 2004, between the Company and Oak Hill Capital Partners, L.P. as trustee (incorporated by reference from exhibit to Form 8-K filed December 1, 2004).

10.6 Exchange Agreement, dated as of October 12, 2004, between the Company and Madeline LLC.

                    American Skiing Company and Subsidiaries

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

                                     American Skiing Company
Date:  December 8, 2004

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