Form 10-Q/A
period 2004-09-30
AMERICAN SKIING CO /ME
filed 2004-12-15
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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


                                EXPLANATORY NOTE

         This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for American Skiing Company (the Company) for the quarterly period ended October 24, 2004, is being filed to correct the item described below contained in the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on December 8, 2004.

         The sole purpose of this amendment is to correct a typographical error in the Condensed Consolidated Statement of Operations for the 13 weeks ended October 24, 2004. The correct amount (in thousands) for the line item "Net loss available to common shareholders" should be $(37,720). All other numbers in this Condensed Consolidated Statement of Operations are correct as originally stated. No other changes have been made to the Form 10-Q as originally filed.

                    American Skiing Company and Subsidiaries

                                Table of Contents

Part I - Financial Information

Item 1.   Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
                Accumulated Deficit for the 13 weeks ended October 26, 2003 and
                October 24, 2004 (unaudited)...................................4

         Condensed Consolidated Balance Sheets as of July 25, 2004
              and October 24, 2004 (unaudited).................................5

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended October 26, 2003 and October 24, 2004 (unaudited)..........7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................19

         Resort Senior Credit Facility Restructuring..........................20

         Liquidity and Capital Resources......................................20

         Results of Operations................................................24

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk...............................................25

Item 4.  Controls and Procedures..............................................25


Part II - Other Information

Item 1.  Legal Proceedings....................................................26

Item 3.  Defaults Upon Senior Securities......................................26

Item 6.   Exhibits............................................................26

                    American Skiing Company and Subsidiaries



Part I - Financial Information

                           Item 1 Financial Statements

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit
               (In thousands, except share and per share amounts)

                                                                                 13 weeks ended         13 weeks ended
                                                                                October 26, 2003       October 24, 2004
                                                                                  (unaudited)            (unaudited)
    Net revenues:
         Resort                                                                   $ 16,128                $17,820
         Real estate                                                                 2,345                  1,726
                                                                               -------------------    -------------------
              Total net revenues                                                    18,473                 19,546
                                                                               -------------------    -------------------

    Operating expenses:
         Resort                                                                     22,525                 23,609
         Real estate                                                                 1,658                  1,108
         Marketing, general and administrative                                      10,280                 10,817
         Restructuring and asset impairment                                            137                      -
         Depreciation and amortization                                               2,303                  2,279
                                                                               -------------------    -------------------
              Total operating expenses                                              36,903                 37,813
                                                                               -------------------    -------------------

    Loss from operations                                                           (18,430)               (18,267)
    Interest expense, net                                                           22,828                 19,453
                                                                               -------------------    -------------------
    Net loss available to common shareholders                                     $(41,258)              $(37,720)
                                                                               ===================    ===================

    Accumulated deficit, beginning of period                                      $(515,063)             $(543,565)

    Net loss available to common shareholders                                       (41,258)               (37,720)
                                                                               -------------------    -------------------

    Accumulated deficit, end of period                                            $(556,321)             $(581,285)
                                                                               ===================    ===================

    Basic and diluted net loss per common share:
    Net loss available to common shareholders                                     $   (1.30)             $   (1.19)
                                                                               ===================    ===================

    Weighted average common shares outstanding - basic and diluted                31,738,183             31,738,183






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

                                     American Skiing Company
Date:  December 15, 2004

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