Form 10-Q
period 2005-01-30
AMERICAN SKIING CO /ME
filed 2005-03-16
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended January 30, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of February 27, 2005.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 13 weeks ended January 25, 2004 and the
            14 weeks ended January 30, 2005 (unaudited)........................3

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 26 weeks ended January 25, 2004 and the
            27 weeks ended January 30, 2005 (unaudited)........................4

         Condensed Consolidated Balance Sheets as of July 25, 2004
            and January 30, 2005 (unaudited)...................................5

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended January 25, 2004 and the 27 weeks ended January 30, 2005
            (unaudited)........................................................7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

         General..............................................................18

         Liquidity and Capital Resources......................................19

         Results of Operations................................................23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4.  Controls and Procedures..............................................27


Part II - Other Information

Item 1.  Legal Proceedings....................................................27

Item 4.  Submission of Matters to a Vote of Security Holders..................28

Item 6.  Exhibits.............................................................29

Part I - Financial Information
                           Item 1 Financial Statements

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
               (In thousands, except share and per share amounts)

                                          13 weeks ended         14 weeks ended
                                         January 25, 2004       January 30, 2005
                                           (unaudited)            (unaudited)
Net revenues:
    Resort                              $         92,904       $        103,411
    Real estate                                   10,056                  2,663
                                        -------------------    -----------------
       Total net revenues                        102,960                106,074
                                        -------------------    -----------------

Operating expenses:
    Resort                                        62,410                 67,786
    Real estate                                    8,538                  2,155
    Marketing, general and
       administrative                             20,490                 16,210
    Depreciation and amortization                 10,631                 14,400
                                        -------------------    -----------------
       Total operating expenses                  102,069                100,551
                                        -------------------    -----------------

Imcome from operations                               891                  5,523

Interest expense and other, net                   22,580                 21,684
Write-off of deferred financing costs
    and loss on extinguishment of
    senior subordinated notes                          -                  5,983
                                        -------------------    -----------------
Net loss                                $        (21,689)      $        (22,144)
                                        ===================    =================

Accumulated deficit, beginning of
    period                              $       (556,321)      $       (581,285)

Net loss                                         (21,689)               (22,144)
                                        -------------------    -----------------

Accumulated deficit, end of period      $       (578,010)      $       (603,429)
                                        ===================    =================

Basic and diluted net loss per common
    share:
Net loss                                $          (0.68)      $          (0.70)

Weighted average common shares
    outstanding - basic and diluted           31,738,183             31,738,183





     See accompanying notes to Condensed Consolidated Financial Statements.

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
               (In thousands, except share and per share amounts)

                                          26 weeks ended         27 weeks ended
                                         January 25, 2004       January 30, 2005
                                           (unaudited)            (unaudited)
Net revenues:
    Resort                              $        109,032       $        121,231
    Real estate                                   12,401                  4,389
                                        -------------------    -----------------
       Total net revenues                        121,433                125,620
                                        -------------------    -----------------

Operating expenses:
    Resort                                        84,935                 91,395
    Real estate                                   10,196                  3,263
    Marketing, general and
       administrative                             30,770                 27,027
    Restructuring and asset impairment               137                      -
    Depreciation and amortization                 12,934                 16,679
                                        -------------------    -----------------
       Total operating expenses                  138,972                138,364
                                        -------------------    -----------------

Loss from operations                             (17,539)               (12,744)
Interest expense and other, net                   45,408                 41,137
Write-off of deferred financing costs
    and loss on extinguishment of senior
    subordinated notes                                 -                  5,983
                                        -------------------    -----------------
Net loss                                $        (62,947)      $        (59,864)
                                        ===================    =================

Accumulated deficit, beginning of
    period                              $       (515,063)      $       (543,565)

Net loss                                         (62,947)               (59,864)
                                        -------------------    -----------------

Accumulated deficit, end of period      $       (578,010)      $       (603,429)
                                        ===================    =================

Basic and diluted net loss per common
    share:
Net loss                                $          (1.98)      $          (1.89)

Weighted average common shares
    outstanding - basic and diluted           31,738,183             31,738,183





     See accompanying notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                          July 25, 2004         January 30, 2005
                                           (unaudited)             (unaudited)
Assets
Current assets
    Cash and cash equivalents            $        7,024        $         15,830
    Restricted cash                               4,846                   3,117
    Accounts receivable, net                      5,628                   8,952
    Inventory                                     3,628                   8,021
    Prepaid expenses                              3,132                   5,787
    Other current assets                          6,953                   6,854
                                         -----------------     -----------------
       Total current assets                      31,211                  48,561

Property and equipment, net                     353,509                 362,126
Real estate developed for sale                   25,024                  24,093
Intangible assets, net                            6,365                   6,335
Deferred financing costs, net                     3,933                   6,995
Other assets                                     10,758                   9,646
                                         -----------------     -----------------
       Total assets                      $      430,800        $        457,756
                                         =================     =================


                            (continued on next page)







     See accompanying notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)

                                          July 25, 2004         January 30, 2005
                                           (unaudited)             (unaudited)
Liabilities and Shareholders' Deficit
Current liabilities
    Current portion of long-term debt     $      45,191         $        27,015
    Current portion of subordinated notes
       and debentures                                 -                       -
    Accounts payable and other current
       liabilities                               44,604                  61,234
    Deposits and deferred revenue                13,144                  45,096
    Mandatorily Redeemable Convertible
       10 1/2% Series A Preferred Stock,
       par value of $0.01 per share;
       40,000 shares authorized; 36,626
       and 0 shares, respectively, issued
       and outstanding, including
       cumulative dividends (redemption
       value of $73,947 and $0,
       respectively)                             73,947                       -
                                          -----------------    -----------------

       Total current liabilities                176,886                 133,345

Long-term debt, net of current portion           74,384                 223,273
Subordinated notes and debentures, net of
    current portion and discount                142,260                 101,833
Other long-term liabilities                      10,361                  11,518
Mandatorily Redeemable 8 1/2% Series B
    Preferred Stock; 150,000 shares
    authorized, issued and outstanding
    (redemption value of $0)                          -                       -
Mandatorily Redeemable Convertible
    Participating 12% Series C-1
    Preferred Stock, par value of $0.01
    per share; 40,000 shares authorized,
    issued and outstanding, including
    cumulative dividends (redemption value
    of $56,376 and $59,934 respectively)         55,880                  59,497
Mandatorily Redeemable 15% Nonvoting
    Series C-2 Preferred Stock, par value
    of $0.01 per share; 139,453 shares
    authorized, issued and outstanding,
    including cumulative dividends
    (redemption value of $213,826 and
    $230,757, respectively)                     211,991                 229,116
Mandatorily Redeemable Nonvoting Series D
    Participating Preferred Stock, par
    value of $0.01 per share; 5,000 shares
    authorized; no shares issued or
    outstanding                                       -                       -
                                          -----------------    -----------------
       Total liabilities                        671,762                 758,582
                                          -----------------    -----------------

Shareholders' deficit
    Common stock, Class A, par value of
       $0.01 per share; 15,000,000 shares
       authorized; 14,760,530 shares
       issued and outstanding                       148                     148
    Common stock, par value of $0.01 per
       share; 100,000,000 shares
       authorized; 16,977,653 shares
       issued and outstanding                       170                     170
    Additional paid-in capital                  302,285                 302,285
    Accumulated deficit                        (543,565)               (603,429)
                                          -----------------    -----------------
       Total shareholders' deficit             (240,962)               (300,826)
                                          -----------------    -----------------
       Total liabilities and
          shareholders' deficit           $     430,800        $        457,756
                                          =================    =================


     See accompanying notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                           26 weeks ended        27 weeks ended
                                          January 25, 2004      January 30, 2005
                                            (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                                  $       (62,947)     $        (59,864)
Adjustments to reconcile net loss to net
    cash provided by - operating
    activities:
       Depreciation and amortization               12,934                16,679
       Amortization of deferred financing
          costs, amortization of original
          issue discount, and accretion
          of discount and dividends on
          mandatorily redeemable preferred
          stock                                    22,918                24,578
       Non-cash interest on junior
          subordinated notes                          848                 2,727
       Non-cash compensation expense                  175                  (103)
       Write-off of deferred financing
          costs and extinguishment of
          senior subordinated notes                     -                 5,983
       Gain from sale of assets                      (302)                 (754)
       Decrease (increase) in assets:
          Restricted cash                            (667)                1,729
          Accounts receivable, net                 (4,112)               (3,324)
          Inventory                                (3,587)               (4,393)
          Prepaid expenses                         (3,514)               (2,655)
          Real estate developed for sale            7,756                   931
          Other assets                                206                 1,028
       Increase (decrease) in liabilities:
          Accounts payable and other
             current liabilities                   30,440                16,630
          Deposits and deferred revenue            32,848                31,952
          Other long-term liabilities                (143)                  424
                                          -------------------  -----------------
             Net cash provided by
                operating activities               32,853                31,568
                                          -------------------  -----------------

Cash flows from investing activities
       Capital expenditures                        (6,623)              (12,663)
       Proceeds from sale of assets                   451                 1,008
                                          -------------------  -----------------
             Net cash (used in)
                investing activities               (6,172)              (11,655)
                                          -------------------  -----------------

Cash flows from financing activities
       Proceeds from resort senior credit
          facilities                               31,301               259,750
       Repayment of resort senior credit
          facilities                              (45,443)             (137,178)
       Repayment of senior subordinated
          debt                                          -              (121,875)
      Proceeds from long-term debt                      -                 2,550
      Repayment of long-term debt                  (1,172)               (5,443)
      Proceeds from real estate debt                3,667                     -
      Repayment of real estate debt                (6,994)               (1,640)
      Deferred financing costs                          -                (7,271)
                                          -------------------  -----------------
             Net cash (used in) financing
                activities                        (18,641)              (11,107)
                                          -------------------  -----------------

Net increase in cash and cash equivalents           8,040                 8,806
Cash and cash equivalents, beginning of
      period                                        6,596                 7,024
                                          -------------------  -----------------
Cash and cash equivalents, end of period  $        14,636      $         15,830
                                          ===================  =================

Supplemental disclosure of cash flow
      information:
Cash paid for interest                    $        22,820      $         13,800
Acquisition of equipment under capital
      leases                                            -                12,674
Conversion of Series A Preferred Stock
      to New Junior Subordinated Notes                  -                76,673
Addition of interest to principal
      outstanding to New Junior
      Subordinated Notes                                -                   910

     See accompanying notes to Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

         American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company reports its results of operations in two business segments, resort operations and real estate operations. The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2005 is a fifty-three week reporting period and fiscal 2004 was a fifty-two week reporting period, with each quarter consisting of 13 weeks, with the exception of the second quarter of fiscal 2005, which consists of 14 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for leasehold improvements, and 5 to 30 years for lifts, lift lines and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are amortized over their estimated useful lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation relating to its resort ski operating assets during the second and third quarters of the Company's fiscal year.

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

As of July 25, 2004 and January 30, 2005, other intangible assets consist of the following (in thousands):

              ------------------------------------------------------------------
                                        July 25, 2004           January 30, 2005
              ------------------------------------------------------------------
              Definite-lived Intangible
                Assets:
                  Lease agreements      $       1,853           $         1,853
                  Less accumulated
                    amortization                 (346)                     (376)
                                        ----------------        ----------------
                                                1,507                     1,477

              Indefinite-lived
                Intangible Assets:
                  Trade names                     170                       170
                  Water rights                  4,688                     4,688
                                        ----------------        ----------------
              Intangible Assets, net    $       6,365                     6,335
                                        ================        ================


         Amortization expense related to intangible assets was approximately $14,000 and $15,000 respectively for the 13 weeks ended January 25, 2004 and the 14 weeks ended January 30, 2005. For the 26 weeks ended January 25, 2004 and the 27 weeks ended January 30, 2005, amortization expense was approximately $28,000 and $30,000, respectively. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Stock Option Plan
         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options may be granted at an exercise price as determined by the Compensation Committee. At January 30, 2005, options to purchase 3,821,187 shares were outstanding at a weighted average exercise price of $4.25 under the Plan. No options have been granted, exercised, or forfeited since July 25, 2004.

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through January 30, 2005 in connection with options exercised. The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of January 30, 2005. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 and 26 weeks ended January 25, 2004 and the 14 and 27 weeks ended January 30, 2005, the Company recognized no stock compensation expense relating to these options.

         The following table summarizes information about the stock options outstanding under the Plan as of January 30, 2005:

--------------------------------------------------------------------------------
                            Weighted
                            Average                                     Weighted
  Range of                  Remaining       Weighted                    Average
  Exercise                  Contractual     Average                     Exercise
  Prices     Outstanding   Life (in years) Exercise Price  Excerisable   Price
--------------------------------------------------------------------------------
    $0.72         25,000         6.7       $        0.72       25,000   $   0.72
 1.75 - 2.50   1,420,337         5.4                2.11    1,385,003       2.11
 3.00 - 4.00   1,449,250         5.4                3.17    1,430,750       3.18
 7.00 - 8.75     735,750         4.0                7.19      733,050       7.19
14.19 - 18.00    190,850         3.0               17.55      190,850      17.55
               ---------                                 ------------
               3,821,187         5.0       $        4.25    3,764,653   $   4.28
               =========                                 ============


--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the Financial Accounting Standards Board
(FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Plan, consistent with the provisions of SFAS No. 148, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

---------------------------------------------------------------------------------------------------------
                                                13 weeks       14 weeks       26 weeks        27 weeks
                                                 ended          ended          ended           ended
                                              January 25,    January 30,    January 25,     January 30,
                                                  2004           2005           2004            2005
---------------------------------------------------------------------------------------------------------
 Net loss available to
  common shareholders
As reported                                  $  (21,689)     $   (22,144)   $   (62,947)   $   (59,864)
    Stock-based employee compensation
      determined under fair-value method
      for all awards, net of tax                    (55)             (34)          (174)           (68)
                                             --------------- ---------------------------------------------
    Pro forma                                $  (21,744)     $   (22,178)   $   (63,121)   $   (59,932)
                                             =============== =============================================
Basic and diluted net loss
    per common share
      As reported                            $    (0.68)     $     (0.70)   $     (1.98)   $     (1.89)
      Pro forma                                   (0.69)           (0.70)         (1.99)         (1.89)

----------------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 13 or 26 weeks ended January 25, 2004, or the 14 or 27 weeks ended January 30, 2005.

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

         The Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) in October 2004 by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of approximately $0.4 million. In accordance with FIN No. 46R and APB No. 18, the Company consolidates SS Associates as it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

         SS Associates purchased a building in October 2004 for approximately $3.5 million (including costs to close) through cash and long-term debt of approximately $2.5 million. The loan is secured by the building and has 59 monthly payments of approximately $29,000 and a final payment in October 2009 of approximately $1.5 million and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries are obligated. SS Associates leases the building to the Company for approximately $0.5 million per year. The non-ASC interest of approximately $0.4 million in SS Associates (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of January 30, 2005.

Recently Issued Accounting Standards
         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment", amending SFAS No. 123, effective beginning the first quarter of the Company's fiscal 2006. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in the condensed consolidated financial statements. Further, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented above. The adoption of SFAS No. 123R will have no effect on the Company's cash flows or financial position, but will have an adverse effect on results of operations. The Company has not identified the method that it will use to adopt SFAS No. 123R.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends SFAS No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale or real estate timesharing transactions. SFAS No. 152 is effective for the Company's fiscal 2006. Management is currently evaluating the potential effects of adopting SFAS No. 152.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for the Company's fiscal year ending July 30, 2006. The adoption of SFAS 153 is not expected to have a material impact on the Company's condensed consolidated financial position, liquidity or results of operations.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

3.  Net Loss per Common Share

         Net loss per common share for the 13 and 26 weeks ended January 25, 2004 and the 14 and 27 weeks ended January 30, 2005, respectively, was determined based on the following data (in thousands):


--------------------------------------------------------------------------------------------------------
                                   13 weeks ended    14 weeks ended    26 weeks ended    27 weeks ended
                                  January 25, 2004  January 30, 2005  January 25, 2004  January 30, 2005
--------------------------------------------------------------------------------------------------------
Net loss                          $       (21,689)  $       (22,144)  $       (62,947)  $       (59,864)
                                  ================  ================  ================  ================


            Shares
Weighted average common shares
outstanding - basic and diluted            31,738            31,738            31,738            31,738
                                  ================  ================  ================  ================

--------------------------------------------------------------------------------------------------------

         As of January 25, 2004 and January 30, 2005, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of January 25, 2004, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% preferred stock (Series A Preferred Stock) and 40,000 shares of its mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) outstanding, both of which were convertible into shares of the Company's common stock. As of January 30, 2005, the Company had no shares of Series A Preferred Stock outstanding as the shares were exchanged for junior subordinated notes (see Note 6) and 40,000 shares of its Series C-1 Preferred Stock outstanding which were convertible into shares of the Company's common stock. If converted at their liquidation preferences as of January 25, 2004 and January 30, 2005, these convertible preferred shares would convert into approximately 45,285,000 and 47,947,000 shares of common stock, respectively. For the 13 and 26 weeks ended January 25, 2004 and the 14 and 27 weeks ended January 30, 2005, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,821,187 options outstanding to purchase shares of its common stock under the Plan as of January 25, 2004 and January 30, 2005, respectively. These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has classified its operations into two business segments, resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):


-------------------------------------------------------------------------------------------------------------------
                                   13 weeks ended      14 weeks ended         26 weeks ended        27 weeks ended
                                  January 25, 2004    January 30, 2005       January 25, 2004      January 30, 2005
-------------------------------------------------------------------------------------------------------------------

Revenues:
    Resort                        $       92,904      $      103,411         $      109,032        $      121,231
    Real estate                           10,056               2,663                 12,401                 4,389
                                  ----------------    ----------------       ----------------      ----------------
Total                             $      102,960      $      106,074         $      121,433        $      125,620
                                  ================    ================       ================      ================


Loss from operations:
    Resort                        $      (17,701)     $      (21,426)        $      (53,573)       $      (58,548)
    Real estate                           (3,988)               (718)                (9,374)               (1,316)
                                  ----------------    ----------------       ----------------      ----------------
Total                             $      (21,689)     $      (22,144)        $      (62,947)       $      (59,864)
                                  ================    ================       ================      ================

-------------------------------------------------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated financial statements is as follows (in thousands):

        ------------------------------------------------------------------------
                                             July 25, 2004      January 30, 2005
        ------------------------------------------------------------------------
        Identifiable Assets:
         Resort                              $     340,965      $        371,894
         Real Estate                                81,804                77,861
                                          ----------------      ----------------
                                             $     422,769      $        449,755
                                          ================      ================
        Assets:
         Identifiable assets for
          segments                           $     422,769      $        449,755
         Intangible and deferred
          income tax assets not
          allocated to segments                      8,031                 8,001
                                          ----------------      ----------------
            Total consolidated assets        $     430,800      $        457,756
                                          ================      ================

        ------------------------------------------------------------------------
5.  Long-Term Debt

Resort Senior Credit Facility
         The Company entered into an agreement dated November 24, 2004 with GE Capital and other lenders whereby the lenders have provided a new $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance the prior resort senior credit facility and the Company's $120.0 million senior subordinated notes (Senior Subordinated Notes) as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

         o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million of which approximately $1.1 million was outstanding on the funding date. The amount of availability under this facility will be correspondingly reduced by the amount of each L/C issued. The amount of availability is also reduced by a reserve for a remaining obligation of $2.1 million in connection with a legal settlement. As this obligation is paid, the reserve will be eliminated.

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan (collectively the "First Lien Credit Agreement") mature in November 2010 and bear interest, at the option of the Company, either the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate of LIBOR (as defined) plus 4.5%, payable quarterly (8.75% as of January 30, 2005 based on a prime rate). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011, bears interest at the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate of LIBOR (as defined) plus 8.0% payable quarterly (12.25% as of January 30, 2005 based on a prime rate), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively).

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

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on the Company's capital expenditures, requires the company to maintain a minimum ratio of appraised asset value to debt, and requires the Company to have a zero balance on the Revolving Credit Facility on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due;

violation of covenants; cross default and cross acceleration; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common or preferred stock and requires the Company to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the Resort Senior Credit Facility. As of January 30, 2005, the Company has not yet entered into these interest rate swap agreements.

         As of January 30, 2005, the Company had $11.8 million, $84.8 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of January 30, 2005, the Company had approximately $1.6 million in outstanding L/Cs with approximately $24.5 million available for future borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through January 30, 2005.

         In connection with the restructuring of the prior resort senior credit facility and the Senior Subordinated Notes, the Company expensed its remaining deferred financing costs associated with these facilities in the amount of $3.3 million. These amounts are reflected in the accompanying condensed consolidated statement of operations as a write-off of deferred financing costs and extinguishment of senior subordinated notes. The Company also recorded approximately $7.2 million of deferred financing costs in connection with the Resort Senior Credit Facility and are being amortized over the life of the loans.

Construction Loan Facility
         The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties (a subsidiary of ASC) (Resort Properties). Grand Summit, a subsidiary of Resort Properties, owns the existing Grand Summit Hotel projects, which are primarily financed through a $110.0 million construction loan facility (Senior Construction Loan) between Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10.0 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000, which was increased to $10.6 million in December 2003. Grand Summit used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility". The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Grand Summit. As of January 30, 2005, there are no future borrowings available under the Construction Loan Facility.

         The Senior Construction Loan principal is payable incrementally as unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units at the Grand Summit Hotels at Attitash, The Canyons, and Steamboat, unsold unit inventory at the Grand Summit Hotels at Steamboat, and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its subsidiaries, other than Grand Summit. As of January 30, 2005, the carrying value of the total assets that collateralized the Senior Construction Loan was approximately $65.5 million. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $17.1 million as of January 30, 2005 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of January 30, 2005).

         The principal balance outstanding under the Subordinated Construction Loan was approximately $10.6 million as of January 30, 2005 and is due on November 30, 2007. The interest rate on the funds advanced under the Subordinated Construction Loan is 20% per annum, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. Accrued interest on the Subordinated Construction Loan as of January 30, 2005 was approximately $3.7 million.

        Upon the repayment of all indebtedness under the Senior Construction Loan, the Subordinated Construction Loan and all other fees, Textron will receive a fee equal to 25% of all gross proceeds of sales of the remaining unsold quarter and eighth share units and commercial units occurring subsequent to repayment. Grand Summit and the lenders also agreed to use their best efforts to enter into an escrow agreement pursuant to which the appropriate deed-in-lieu documentation in respect to the Senior Construction Loan and the Subordinated Construction Loan shall be placed in escrow. In December 2004, an amendment was entered into which reduced the mandatory principal amortization requirement at December 31, 2004. The Company paid $25,000 in connection with the amendment. Under the Senior Construction Loan, as amended, the following maximum principal balances must be outstanding as of the following dates:

             March 31, 2005                            $14,000,000
             June 30, 2005                              12,000,000
             September 30, 2005                         11,000,000
             December 31, 2005                          10,000,000
             March 31, 2006                              5,000,000
             June 30, 2006                                       -

         Although the Company has recently experienced increases in sales activities at the Steamboat project, without a significant sales increase in the next several weeks, the Company does not anticipate that it will meet the March 31, 2005 requirement for reduction of the Senior Construction Loan principal balance to $14.0 million. Similarly, sales volume will need to significantly increase through the next two months in order for the Company to meet the $12.0 million maximum balance amount on June 30, 2005. The Company has commenced discussions with the lenders under the Senior Construction Loan regarding the terms of a waiver of these amortization requirements. There can be no assurance, however, that the lenders will be willing to enter into such a waiver on terms acceptable to the Company. The Company is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the mandatory amortization dates. If the Company is unable to obtain a waiver from the existing lenders under the Senior Construction Loan or refinance the Construction Loan Facility, and it does not meet the amortization requirements of the Senior Construction Loan, the Company will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.

Other Long-Term Debt
         The Company has approximately $21.0 million of other long-term debt as of January 30, 2005. This is comprised of approximately $12.6 million of debt held under capital leases and $8.4 million under other notes payable with various lenders. During the 14 weeks ended January 30, 2005, the Company acquired approximately $12.7 million of equipment through capital leases, and paid off certain other existing capital leases in accordance with the terms of the Resort Senior Credit Facility. The equipment acquired under capital leases historically has been acquired under operating leases.

       Included in other notes payable is a real estate mortgage note payable with a face value of $2.4 million secured by an employee housing complex at the Company's Steamboat resort. The principal balance outstanding on the note on January 30, 2005 was approximately $1.9 million. The note was scheduled to mature on February 15, 2005. Prior to the maturity, the Company received a 90-day extension from the lender. The Company is currently negotiating a refinancing of the note with the current lender.

6.       Subordinated Notes and Debentures

    12% Senior Subordinated Notes
         As of July 25, 2004, the Company had $120.0 million of Senior Subordinated Notes outstanding. In connection with the refinancing of the Resort Senior Credit Facility as described in Note 5, the Company repurchased or redeemed all Senior Subordinated Notes. Approximately $1.9 million in premium was paid to holders for the early redemption and approximately $0.8 million of unamortized discount is included in the condensed consolidated statement of operations and is included in write-off of deferred financing costs and extinguishment of senior subordinated notes.

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners (Oak Hill) to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of junior subordinated notes (Junior Subordinated Notes), which are convertible into shares of the Company's Series D Participating Preferred Stock (Series D Preferred Stock). These Junior Subordinated Notes, as amended, are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the refinancing of the Resort Senior Credit Facility to extend the maturity to May 2012. The proceeds of the Junior Subordinated

Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of January 30, 2005, the outstanding balance on the Junior Subordinated Notes was approximately $18.0 million.

   New Junior Subordinated Notes
         In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued approximately $76.7 million of new junior subordinated notes due 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, approximately $0.9 million of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of our business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of January 30, 2005, the outstanding balance on the New Junior Subordinated Notes was approximately $77.6 million.

   Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of January 30, 2005 are unsecured and are due as follows (in thousands):

                         ------------------------------
                                   Interest  Principal
                          Year     Rate      Amount
                         ------------------------------
                          2010       8%      $   1,292
                          2012       6%          1,155
                          2013       6%          1,065
                          2015       6%          1,500
                          2016       6%          1,196
                                             ----------
                                             $   6,208
                                             ==========

                         ------------------------------

7.     Mandatorily Redeemable Securities

    Series A Preferred Stock
         As of July 25, 2004, the Company had 36,624 shares of Series A Preferred Stock outstanding. As part of the refinancing of the Resort Senior Credit Facility on November 24, 2004 all outstanding shares of the Series A Preferred Stock were exchanged for New Junior Subordinated Notes in the principal amount of $76.7 million (See Note 6).

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

    Series C-1 and C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The

Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-1 Preferred Stock is also entitled to receive dividends as if it were fully converted into common stock, if and when the Company declares and pays any dividend on its common stock. The Series C-1 Preferred Stock does not have a contractual obligation to share in the losses of the Company. The Series C-2 Preferred Stock is not convertible. Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007 to the extent that the Company has legally available funds to effect such redemption. As of January 30, 2005, cumulative dividends in arrears totaled approximately $19.9 million and $91.3 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto. In addition, Series C-1 Preferred Stock and Series C-2 Preferred Stock rank senior in liquidation preference to all common stock and Class A common stock, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock). As of January 30, 2005, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholder.

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

         Under the indentures governing its New Junior Subordinated Notes, ASC is restricted from paying cash dividends or making other distributions to its shareholders.

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan (the LTIP), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in the LTIP. Participants are entitled to a cash payment on awards granted under the LTIP, upon a valuation event, as defined. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a valuation event and generally vest over a three to five-year term as determined by the Compensation Committee. A valuation event is any of the following: (i) a sale or disposition of substantially all of the Company's assets; (ii) a merger, consolidation or similar event of ASC other than one (A) in which the Company is the surviving entity or (B) where no change in control, as defined, has occurred; (iii) a public offering of equity securities by ASC that yields net proceeds to the Company in excess of $50 million; or (iv) a change in control, as defined. Compensation expense relating to the LTIP will be estimated and recorded based on the probability of the Company achieving a valuation event. During the 13 weeks and 26 weeks ended January 25, 2004 the Company recorded a charge relating to the LTIP of approximately $0.1 million and $0.2 million, respectively. During the 14 weeks and 27 weeks ended January 30, 2005 the Company recorded a benefit relating to the decrease in the value of the LTIP of approximately $0.2 million and $0.1 million, respectively. These charges are included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.7 million and $0.6 million is included in other long-term liabilities in the July 25, 2004 and January 30, 2005 condensed consolidated balance sheet, respectively.

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

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; failure to meet amortization requirements of the Construction Loan Facility; the possibility of domestic terrorist activities and their respective effects on the ski, golf, resort, leisure and travel industries; failure of on-mountain improvements and other capital expenditures to generate incremental revenue; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

         As discussed below, on November 24, 2004 we entered into a resort senior credit facility (Resort Senior Credit Facility) and paid off our prior resort senior credit facility and a substantial portion of our senior subordinated notes. The remaining portion of the senior subordinated notes was paid off in January 2005. In addition, our Series A Preferred Stock was exchanged for new junior subordinated notes. This refinancing extends the maturity dates of these obligations.

         The following is our discussion and analysis of financial condition and results of operations for the 14 and 27 weeks ended January 30, 2005. As you read the material below, we urge you to carefully consider our fiscal 2004 Annual Report on Form 10-K filed on November 9, 2004 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

         As described below, we entered into a $230.0 million Resort Senior Credit Facility on November 24, 2004 and used initial borrowings thereunder to refinance our prior resort senior credit facility and our $120.0 million senior subordinated notes (Senior Subordinated Notes).

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of January 30, 2005 was approximately $201.6 million.

         Real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the senior construction loan (Senior Construction Loan) and the subordinated construction loan (Subordinated Construction Loan) (collectively, the Construction Loan Facility) funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of January 30, 2005, the carrying value of the total assets that collateralized the Construction Loan Facility was approximately $65.5 million. The total debt outstanding on the Construction Loan Facility as of January 30, 2005 was approximately $17.1 million. See "Real Estate Liquidity - Construction Loan Facility" below.

Resort Liquidity

         We entered into an agreement dated November 24, 2004 with GE Capital and other lenders whereby the lenders have provided a new $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

         o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million of which approximately $1.1 million was outstanding on the funding date. The amount of availability under this facility will be correspondingly reduced by the amount of each L/C issued. The amount of availability is also reduced by a reserve for a remaining obligation of $2.1 million in connection with a legal settlement. As this obligation is paid, the reserve will be eliminated.

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan (collectively the "First Lien Credit Agreement") mature in November 2010 and bear interest, at our option, at either the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate of LIBOR (as defined) plus 4.5%, payable quarterly (8.75% as of January 30, 2005 using prime rate as a base). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011, bears interest at the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate of LIBOR (as defined) plus 8.0% payable quarterly (12.25% as of January 30, 2005 using prime rate as a base), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively).

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

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA, as defined, places a limit on our capital expenditures, requires us to maintain a minimum ratio of appraised asset value to debt, and requires us to have a zero balance on the Revolving Credit
Facility on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common or preferred stock and requires the Company to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the Resort Senior Credit Facility. As of January 30, 2005, the Company has not yet entered into these interest rate swap agreements.

         In conjunction with the Resort Senior Credit Facility, we closed a tender offer and repurchased $118.5 million of the $120.0 million principal amount of outstanding Senior Subordinated Notes. The total consideration payable in connection with the offer was approximately $120.4 million ($118.5 million in principal and approximately $1.9 million in a redemption premium) plus accrued interest of approximately $5.1 million for the tendered Senior Subordinated Notes. In connection with the tender offer, we also solicited consents from the holders of the Senior Subordinated Notes. On October 22, 2004, we entered into a supplemental indenture reflecting those amendments to eliminate substantially all of the restrictive covenants and certain events which would cause default under the indenture for the Senior Subordinated Notes. Such amendments became operative on November 24, 2004. We also called for redemption on November 24, 2004 all the remaining $1.5 million in principal amount of outstanding Senior Subordinated Notes which was redeemed and paid in January 2005.

         In addition, as part of the refinancing, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued approximately $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue non-cash interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, approximately $0.9 million of interest was added to the principal outstanding. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions.

         As part of the refinancing, the indenture for our 11.3025% junior subordinated notes was amended to extend the maturity to May 2012.

         As of February 27, 2005, we had $0, $84.8 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of February 27, 2005, we had approximately $1.6 million in outstanding L/Cs with approximately $36.3 million available for future borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our third quarter of fiscal 2006.

         We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our Resort Senior Credit Facility, we have limited access to alternate sources of funding.

        Our significant debt levels affect our liquidity. As a result of our highly leveraged position, we have significant cash requirements to service interest and principal payments on our debt. Consequently, cash availability for working capital needs, capital expenditures, and acquisitions is significantly limited, outside of any availability under the Resort Senior Credit Facility. Furthermore, our Resort Senior Credit Facility contains significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity. These restrictions include restrictions on the sale of assets, restrictions on the incurrence of additional indebtedness, and restrictions on the issuance of preferred stock.

Real Estate Liquidity

         To fund working capital and fund its real estate sales plan, Grand Summit relies primarily on unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants.

Construction Loan Facility: We have historically conducted our real estate interval-ownership product development through Grand Summit, which is a wholly owned subsidiary of American Skiing Company Resort Properties (Resort Properties). Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash, which are primarily financed through the $110.0 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million. Together they comprise the Construction Loan Facility. We used the Construction Loan Facility primarily for the purpose of funding the completion of the Steamboat Grand Hotel. As of January 30, 2005, there are no future borrowings available under the Construction Loan Facility.

         The principal is payable incrementally as unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units at the Grand Summit Hotels at Attitash, The Canyons, and Steamboat, unsold unit inventory at the Grand Summit Hotels at Steamboat, and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Summit Hotel parking garage collateralize the Senior Construction Loan. This facility is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit. As of January 30, 2005, the carrying value of the total assets that collateralized the Senior Construction Loan was approximately $65.5 million. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was approximately $17.1 million as of January 30, 2005 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.0% as of January 30, 2005) and there were no borrowings available under this facility.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% of such interest will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The Subordinated Construction Loan provides for a maximum borrowing capacity of $10.6 million. The Subordinated Construction Loan matures on November 30, 2007. All $10.6 million had been borrowed under the Subordinated Construction Loan as of January 30, 2005. Accrued interest on the Subordinated Construction Loan as of January 30, 2005 was approximately $3.7 million. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

         The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

         March 31, 2005                               $14,000,000
         June 30, 2005                                 12,000,000
         September 30, 2005                            11,000,000
         December 31, 2005                             10,000,000
         March 31, 2006                                 5,000,000
         June 30, 2006                                          -

         As of February 27, 2005, the amount outstanding under the Senior Construction Loan was approximately $16.9 million and there were no borrowings available under this facility. As of February 27, 2005, the amounts outstanding under the Subordinated Construction Loan were approximately $10.6 million plus accrued interest of approximately $3.8 million and there were no borrowings available under this facility.

         Although we have recently experienced increases in sales activities at the Steamboat project, without a significant sales increase in the next several weeks we do not anticipate that we will meet the March 31, 2005 requirement for reduction of the Senior Construction Loan principal balance to $14.0 million. Similarly, sales volume will need to significantly increase through the next two months in order for us to meet the $12.0 million maximum balance amount on June 30, 2005. We have commenced discussions with the lenders under the Senior Construction Loan regarding the terms of a waiver of these amortization requirements. There can be no assurance, however, that the lenders will be willing to enter into such a waiver on terms acceptable to us. We are also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the mandatory amortization dates. If we are unable to obtain a waiver from the existing lenders under the Senior Construction Loan or refinance the Construction Loan Facility, and we do not meet the amortization requirements of the Senior Construction Loan, we will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.

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

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2005 at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. The current year capital expenditures acquired under capital leases is excluded from this calculation per the credit agreement. For fiscal 2006, the Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. During the 14 weeks ended January 30, 2005, we converted certain types of lease agreements that we have historically entered into as operating leases into terms that qualified them to be treated as capital leases. We believe that the capital expenditure limits under the Resort Senior Credit Facility will be sufficient to meet our non-real estate capital improvement needs for fiscal 2005 and fiscal 2006.

         As described above, the Revolving Facility and First Lien Term Loan of the Resort Credit Facility mature in November 2010. The First Lien Term Loan requires quarterly principal payments of $212,500 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011. The Senior Construction Loan has required principal payments as described above and matures in June 2006. The Subordinated Construction Loan matures in November 2007.

         We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted value of $59.9 million as of January 30, 2005 and mandatorily redeemable 15% non voting preferred stock (Series C-2 Preferred Stock) with an accreted value of $230.8 million as of January 30, 2005 which are mandatorily redeemable and mature in July 2007 to the extent that we have legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to its final maturity. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis. In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to its final maturity, other than an increase in accretion rate of the Series C-1 Preferred Stock of 2% and the appointment of additional seats on our Board of Directors.

         We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our Resort Senior Credit Facility, we would engage in a discussion with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our Resort Senior Credit Facility, we have limited access to alternate sources of funding.

                              Results of Operations
        For the 13 weeks ended January 25, 2004 compared to the 14 weeks ended January 30, 2005

Resort Operations:

         The components of resort operations for the 13 weeks ended January 25, 2004 and the 14 weeks ended January 30, 2005 are as follows (in thousands):


-----------------------------------------------------------------------------------------------
                                                13 Weeks ended    14 Weeks ended
                                               ---------------------------------- -------------
                                               January 25, 2004  January 30, 2005   Variance
                                               ----------------  ---------------- -------------
Total resort revenues                          $        92,904  $        103,411   $    10,507
                                               ---------------  -----------------  ------------

Cost of resort operations                               62,410            67,786         5,376
Marketing, general and administrative                   20,490            16,210        (4,280)
Depreciation and amortization                           10,197            13,991         3,794
Interest expense                                        17,508            20,867         3,359
Write-off of deferred financing costs and
   loss on extinguishment of senior
   subordinated notes                                        -             5,983         5,983
                                               ---------------  -----------------  ------------
Total resort expenses                                  110,605           124,837        14,232
                                               ---------------  -----------------  ------------

Loss from resort operations                    $       (17,701)        (21,426)         (3,725)
                                               ===============  =================  ============
-----------------------------------------------------------------------------------------------


         Resort revenues were approximately $10.5 million, or 11.3%, higher in the 14 weeks ended January 30, 2005 when compared to the 13 weeks ended January 25, 2004. Fiscal 2005 had an extra week of operations compared to fiscal 2004. This week accounted for revenues of approximately $11.6 million. Without the extra week in fiscal 2005, skier visits were down approximately 3% as compared to fiscal 2004 due to lower amounts of natural snowfall, warmer temperatures, and wind events from the beginning of the ski season through the end of the Christmas holiday period.

         Resort expenses for the 14 weeks ended January 30, 2005 were approximately $14.2 million higher than the 13 weeks ended January 25, 2004, primarily as a result of the following:

         (i) $5.4 million increase in cost of resort operations. As discussed above, fiscal 2005 had an extra week of operations which accounted for approximately $6.0 million in additional costs. Cost of resort operations also increased due to general increases in fuel and power costs. These increases were offset by a reduction in operating lease expense. We converted our operating leases associated with our snow groomers and ski rental equipment to capital leases which accounted for approximately a $2.0 million decrease in cost of resort operations.

         (ii) $6.0 million increase in write-off of deferred financing costs and loss on extinguishment of senior subordinated notes due to the refinancing of our prior senior resort credit facility and Senior Subordinated Notes, in fiscal 2005;
         (iii) $3.8 million increase in depreciation and amortization primarily due to an increase in new assets. As described above, we converted leases previously accounted for as operating lease to capital leases, thus increasing the depreciation; and
         (iv) $3.4 million increase in interest expense due primarily to the compounding effect of interest expense associated with the junior subordinated notes and the accretion of discount and dividends on mandatorily redeemable preferred stock and as described above, the extra week of outstanding borrowings in fiscal 2005 as compared to fiscal 2004; offset by
         (v) $4.3 million decrease in marketing, general and administrative expenses due primarily to legal accruals made during the 13 weeks in fiscal 2004 offset by the extra week of operations discussed above.

         Recent Trends: Revenues for the first four weeks of fiscal 2005 third quarter increased approximately 10.6% from the comparable four-week period of fiscal 2004. This year over year improvement is due to the previously reported increase in our season pass sales, along with strong paid skier visits over the February vacation weeks and the ancillary revenue associated with increased total skier visits for the period. We have seen substantial improvement from our early season performance when snow and weather conditions at our eastern resorts were poor, even though snowfall levels year to date still remain behind historical levels. Additionally, as of the end of February, our hotel booking pace for the third quarter of fiscal 2005 is approximately 4% ahead of the pace of the comparable period of fiscal 2004 due to a strong increase in our transient room business.

Real Estate Operations:

         The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                  13 weeks ended    14 Weeks ended
                                 ---------------------------------- ------------
                                 January 25, 2004  January 30, 2005   Variance
                                 ----------------  ---------------- ------------

Total real estate revenues       $        10,056   $         2,663  $    (7,393)
                                 ----------------  ---------------- ------------

Cost of real estate operations             8,538             2,155       (6,383)
Depreciation and amortization                434               409          (25)
Interest expense                           5,072               817       (4,255)
                                 ----------------  ---------------- ------------
Total real estate expenses                14,044             3,381      (10,663)
                                 ----------------  ---------------- ------------

Loss from real estate operations $        (3,988)  $          (718) $      3,270
                                 ================  ================ ============

--------------------------------------------------------------------------------

         Real estate revenues decreased by $7.4 million in the 14 weeks ended January 30, 2005 when compared to the 13 weeks ended January 25, 2004, from $10.1 million to $2.7 million. The decrease was primarily due to the sale of three parcels of land at Steamboat in fiscal 2004 for $8.9 million. The decrease was offset by a $0.5 million increase in unit sales at The Canyons and Steamboat in fiscal 2005. The decrease was also offset by an increase in non-operating land sales and resell of units at our Grand Summit Hotels at all of our resorts of approximately $1.0 million.

          Real estate operations loss decreased by $3.3 million, from $(4.0) million in the 13 weeks ended January 25, 2004 to $(0.7) million in the 14 weeks ended January 30, 2005. This was primarily a result of the following:

          (i) $6.4 million decrease in cost of real estate operations resulting from the decrease in revenues, and
          (ii) $4.3 million decrease in interest expense due to the restructuring of the real estate credit facility in May 2004 and lower outstanding balances on the Construction Loan Facility, offset by
          (iii)   $7.4 million decrease in revenues as discussed above.

         Recent Trends: Sales volumes year-to-date at our Grand Summit Hotel at Steamboat have continued to decline and are slightly behind pace of the prior year. However, for the second fiscal quarter, sales are up slightly in 2005 over 2004 levels. We have recently increased the number of sales personnel at

Steamboat and contracted with a third-party real estate agency to sell whole ownership units in an effort to increase sales. Our eastern resorts have continued to experience a higher than normal demand for residential real estate. We anticipate continuing to conduct periodic third party sales of developmental real estate at certain of our eastern resorts (particularly Sunday River, Sugarloaf and Attitash) in order to meet this continuing demand and increase our on-mountain bed base.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended January 25, 2004 or the 14 weeks ended January 30, 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

                              Results of Operations
         For the 26 weeks ended January 25, 2004 compared to the 27 weeks ended January 30, 2005

Resort Operations:

         The components of resort operations for the 26 weeks ended January 25, 2004 and the 27 weeks ended January 30, 2005 are as follows (in thousands):

--------------------------------------------------------------------------------
                                   26 Weeks ended    27 Weeks ended
                                  ---------------------------------- -----------
                                  January 25, 2004  January 30, 2005   Variance
                                  ----------------  ---------------- -----------
Total resort revenues             $       109,032           121,231      12,199
                                  ----------------  ---------------- -----------

Cost of resort operations                  84,935            91,395       6,460
Marketing, general and
  administrative                           30,770            27,027      (3,743)
Restructuring charges                         137                 -        (137)
Depreciation and amortization              12,067            15,863       3,796
Interest expense                           34,696            39,511       4,815
Write-off of deferred financing
  costs and loss on extinguishment
  of senior subordinated notes                  -             5,983       5,983
                                  ----------------  ---------------- -----------
Total resort expenses                     162,605           179,779      17,174
                                  ----------------  ---------------- -----------
Loss from resort operations       $       (53,573)          (58,548)     (4,975)
                                  ================  ================ ===========

--------------------------------------------------------------------------------

         Resort revenues were approximately $12.2 million, or 11.2%, higher in the 27 weeks ended January 30, 2005 when compared to the 26 weeks ended January 25, 2004. Fiscal 2005 had an extra week of operations compared to fiscal 2004. This week accounted for revenues of approximately $11.6 million. In addition, our lodging related revenues at our Steamboat and The Canyons resorts, primarily as a result of strong first quarter group and conference business, also contributed to the increase in revenues. These increases were offset by lower skier visits. Without the extra week in fiscal 2005, skier visits were down approximately 3% as compared to fiscal 2004 due to lower amounts of natural snowfall, warmer temperatures, and wind events from the beginning of the ski season through the end of the Christmas holiday period.

         Resort expenses for the 27 weeks ended January 30, 2005 were approximately $17.2 million higher than the 26 weeks ended January 25, 2004, primarily as a result of the following:

         (i) $6.5 million increase in cost of resort operations. As discussed above, fiscal 2005 had an extra week of operations which accounted for approximately $6.0 million in additional costs. Cost of resort operations also increased due to general increases in fuel and power costs and an increase in repairs and maintenance expense. These increases were offset by a reduction of property tax expense and operating lease expense. We converted our operating leases associated with our snow groomers and ski rental equipment to capital leases which accounted for approximately a $2.0 million decrease in cost of resort operations.

         (ii) $6.0 million increase in write-off of deferred financing costs and loss on extinguishment of senior subordinated notes due to the refinancing of our prior senior resort credit facility and Senior Subordinated Notes, in fiscal 2005;
         (iii) $3.8 million increase in depreciation and amortization primarily due to an increase in new assets. As described above, we converted leases previously accounted for as operating lease to capital leases, thus increasing the depreciation; and
         (iv) $4.8 million increase in interest expense due primarily to the compounding effect of interest expense associated with the junior subordinated notes and the accretion of discount and dividends on mandatorily redeemable preferred stock and as described above, the extra week of outstanding borrowings in fiscal 2005 as compared to fiscal 2004; offset by
         (v) $3.7 million decrease in marketing, general and administrative expenses due primarily to legal accruals made during the 13 weeks in fiscal 2004 offset by the extra week of operations discussed above.

Real Estate Operations:

         The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                   26 weeks ended    27 Weeks ended
                                  ----------------------------------  ----------
                                  January 25, 2004  January 30, 2005   Variance
                                  ----------------  ----------------  ----------

Total real estate revenues        $        12,401   $         4,389   $  (8,012)
                                  ----------------  ----------------  ----------

Cost of real estate operations             10,196             3,263      (6,933)
Depreciation and amortization                 867               816         (51)
Interest expense                           10,712             1,626      (9,086)
                                  ----------------  ----------------  ----------
Total real estate expenses                 21,775             5,705     (16,070)
                                  ----------------  ----------------  ----------

Loss from real estate operations  $        (9,374)  $        (1,316)  $   8,058
                                  ================  ================  ==========

--------------------------------------------------------------------------------

         Real estate revenues decreased by $8.0 million in the 27 weeks ended January 30, 2005 when compared to the 26 weeks ended January 25, 2004, from $12.4 million to $4.4 million. The decrease was primarily due to the sale of three parcels of land at Steamboat in fiscal 2004 for $8.9 million and a $0.5 million decrease in unit sales at The Canyons and Steamboat. Due to the auction held at The Canyons in February 2004, only one unit remained to be sold and that was sold during fiscal 2005. This decrease was offset by an increase in non-operating land sales and resell of units at our Grand Summit Hotels at all of our resorts of approximately $1.5 million.

         Real estate operations loss decreased by $8.1 million, from $(9.4) million in the 26 weeks ended January 25, 2004 to $(1.3) million in the 27 weeks ended January 30, 2005. This was primarily a result of the following:

         (i) $6.9 million decrease in cost of real estate operations resulting from the decrease in revenues, and
         (ii) $9.1 million decrease in interest expense due to the restructuring of the real estate credit facility in May 2004 and lower outstanding balances on the Construction Loan Facility, offset by
         (iii)   $8.0 million decrease in revenues as discussed above.


Benefit from income taxes:

         We recorded no benefit from income taxes for either the 26 weeks ended January 25, 2004 or the 27 weeks ended January 30, 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         On November 24, 2004, we refinanced our prior resort senior credit facility and Senior Subordinated Notes with our Resort Senior Credit Facility. The Revolving Facility and First Lien Term Loan mature in November 2010 and bear interest, at our option, at either the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate of LIBOR (as defined) plus 4.5%, payable quarterly (8.75% as of January 30, 2005 using prime rate as a base). The First Lien Term Loan requires 23 quarterly payments of $212,500 beginning on January 15, 2005 and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011, bears interest at the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate of LIBOR (as defined) plus 8.0% payable quarterly (12.25% as of January 30, 2005 using prime rate as a base), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Resort Senior Credit Facility also requires us to enter into interest rate swap agreements for at least 50% of the First Lien Term Loan and the Second Lien Term Loan within 180 days of the closing of the facility. As of January 30, 2005, we have not yet entered into these interest rate swap agreements.

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

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended January 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                     Item 4
               Submission of Matters to a Vote of Security Holders

         On January 12, 2005, the Company held its Annual Meeting of its shareholders to approve:

         o    The election of the Company's Board of Directors; and
         o The ratification of KPMG LLP as the Company's independent auditors for the 2005 fiscal year.

         The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company's proxy statement with respect to the Annual Meeting was re-elected in its entirety.




         The results of the Annual Meeting were as follows:

                                                       Board Election:

                               Voting For          Voting Against or         Abstaining          Broker Non-Votes
                                                        Withheld
William J. Fair               15,823,614(1)             172,555                  0                   671,675
David Hawkes                  15,832,568(1)             163,601                  0                   671,675
Paul Wachter                  15,790,064(1)             206,105                  0                   671,675
Leslie B. Otten               14,760,530(2)                0                     0                      0
Gordon Gillies                14,760,530(2)                0                     0                      0
William Janes                 14,760,530(2)                0                     0                      0
Robert Branson                14,760,530(2)                0                     0                      0
Edward Dardani                 150,000(3)                  0                     0                      0
Steven Gruber                  150,000(3)                  0                     0                      0
Jay Crandall                   150,000(3)                  0                     0                      0

(1) Messrs. Fair, Hawkes and Wachter were elected by the holders of the Company's common stock.
(2) Messrs. Otten, Gillies, Janes and Branson were elected by the holders of the Company's Class A common stock.
(3) Messrs. Dardani, Gruber and Crandall were elected by the holders of the Company's Series B preferred stock.



                                                   Ratification of KPMG LLP:

                               Voting For            Voting Against          Abstaining          Broker Non-Votes
Common Stock                   15,877,585                94,471                24,113                671,675
Class A Common Stock           14,760,530                  0                     0                      0
Series C-1 Preferred
Stock                         42,093,600(1)                0                     0                      0
                          ---------------------- ----------------------- ------------------- -------------------------
Total All Classes             72,731,715(1)              94,471                24,113                671,675

(1) The Series C-1 preferred stock votes together with common stock on an "as-if-converted" basis. The 36,586 shares of Series C-1 preferred stock, which were voted at the meeting, together with accrued and unpaid dividends, had a voting right equal to 42,093,600 shares of common stock as of the date of the Annual Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

10.1 Amendment Letter dated as of December 30, 2004 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed January 4, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                           American Skiing Company
Date:  March 16, 2005

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