Form 10-Q
period 2005-05-01
AMERICAN SKIING CO /ME
filed 2005-06-15
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 for the quarterly period ended May 1, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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

The number of shares outstanding of each of the issuer's classes of common stock were 14,760,530 shares of Class A common stock, $.01 par value, and 16,977,653 shares of common stock, $.01 par value, as of June 5, 2005.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
           Accumulated Deficit for the 13 weeks ended April 25, 2004 and
           May 1, 2005 (unaudited).............................................3

         Condensed Consolidated Statements of Operations and Changes in
           Accumulated Deficit for the 39 weeks ended April 25, 2004 and the 40 weeks ended May 1, 2005 (unaudited).................................4

         Condensed Consolidated Balance Sheets as of July 25, 2004 and
           May 1, 2005 (unaudited).............................................5

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended
           April 25, 2004 and the 40 weeks ended May 1, 2005 (unaudited).......7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

         General..............................................................19

         Liquidity and Capital Resources......................................20

         Results of Operations................................................25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........28

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 1.  Legal Proceedings....................................................29

Item 3.  Defaults Upon Senior Securities......................................30

Item 6.   Exhibits............................................................30

Part I - Financial Information
                           Item 1 Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
                               Accumulated Deficit
               (In thousands, except share and per share amounts)

                                           13 weeks ended         13 weeks ended
                                           April 25, 2004          May 1, 2005
                                            (unaudited)            (unaudited)
Net revenues:
    Resort                                $      128,099         $      132,266
    Real estate                                   17,571                  2,928
                                          --------------         --------------
       Total net revenues                        145,670                135,194
                                          --------------         --------------


Operating expenses:
    Resort                                        61,737                 61,615
    Real estate                                   11,696                  2,461
    Marketing, general and administrative         13,758                 14,261
    Depreciation and amortization                 11,203                 13,020
                                          --------------         --------------
       Total operating expenses                   98,394                 91,357
                                          --------------         --------------

Income from operations                            47,276                 43,837

Interest expense and other, net                   22,770                 20,002
                                          --------------         --------------
Net income                                $       24,506         $       23,835
                                          ==============         ==============

Accumulated deficit, beginning of period  $     (578,010)        $     (603,429)

Net income                                        24,506                 23,835
                                          --------------         --------------

Accumulated deficit, end of period        $     (553,504)        $     (579,594)
                                          ==============         ==============

Net income per common share -
    basic and diluted                     $         0.32         $         0.29

Weighted average common shares
    outstanding - basic and diluted           31,738,183             31,738,183


     See accompanying notes to Condensed Consolidated Financial Statements.

         Condensed Consolidated Statements of Operations and Changes in
                               Accumulated Deficit
               (In thousands, except share and per share amounts)

                                           39 weeks ended         40 weeks ended
                                           April 25, 2004          May 1, 2005
                                            (unaudited)            (unaudited)
Net revenues:
    Resort                                 $     237,131          $     253,497
    Real estate                                   29,972                  7,317
                                           -------------          -------------
       Total net revenues                        267,103                260,814
                                           -------------          -------------

Operating expenses:
    Resort                                       146,672                153,010
    Real estate                                   21,892                  5,724
    Marketing, general and administrative         44,528                 41,288
    Restructuring and asset impairment               137                      -
    Depreciation and amortization                 24,137                 29,699
                                           -------------          -------------
       Total operating expenses                  237,366                229,721
                                           -------------          -------------

Income from operations                            29,737                 31,093

Interest expense and other, net                   68,178                 61,139
Write-off of deferred financing costs and
    loss on extinguishment of senior
    subordinated notes                                 -                  5,983
                                           -------------          -------------
Net loss                                   $     (38,441)         $     (36,029)
                                           =============          =============

Accumulated deficit, beginning of period   $    (515,063)         $    (543,565)

Net loss                                         (38,441)               (36,029)
                                           -------------          -------------

Accumulated deficit, end of period         $    (553,504)         $    (579,594)
                                           =============          =============

Net loss per common share -
    basic and diluted                      $    (1.21)            $    (1.14)

Weighted average common shares
    outstanding - basic and diluted           31,738,183             31,738,183


     See accompanying notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                            July 25, 2004            May 1, 2005
                                             (unaudited)             (unaudited)
Assets
Current assets
   Cash and cash equivalents                $      7,024             $   12,346
   Restricted cash                                 4,846                  2,757
   Accounts receivable, net                        5,628                  8,523
   Inventory                                       3,628                  3,401
   Prepaid expenses                                3,132                  3,514
   Other current assets                            6,953                  6,854
                                            ------------             ----------
       Total current assets                       31,211                 37,395

Property and equipment, net                      353,509                349,930
Real estate developed for sale                    25,024                 22,973
Intangible assets, net                             6,365                  6,321
Deferred financing costs, net                      3,933                  6,746
Other assets                                      10,758                  9,394
                                            ------------             ----------
       Total assets                         $    430,800             $  432,759
                                            ============             ==========


                            (continued on next page)

     See accompanying notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)

                                            July 25, 2004            May 1, 2005
                                             (unaudited)             (unaudited)
Liabilities and Shareholders' Deficit
Current liabilities
   Current portion of long-term debt        $     45,191             $   14,931
   Accounts payable and other current
     liabilities                                  44,604                 49,563
   Deposits and deferred revenue                  13,144                 12,833
   Mandatorily Redeemable Convertible
     10 1/2% Series A Preferred Stock,
     par value of $0.01 per share; 40,000
     shares authorized; 36,626 and 0 shares,
     respectively, issued and outstanding,
     including cumulative dividends
     (redemption value of $73,947 and $0,
     respectively)                                73,947                      -
                                            ------------             ----------
       Total current liabilities                 176,886                 77,327

Long-term debt, net of current portion            74,384                217,134
Subordinated notes and debentures, net of
   current portion and discount                  142,260                102,331
Other long-term liabilities                       10,361                 13,787
Mandatorily Redeemable 8 1/2% Series B
   Preferred Stock; 150,000 shares
   authorized, issued and outstanding
   (redemption value of $0)                            -                      -
Mandatorily Redeemable Convertible
   Participating 12% Series C-1 Preferred
   Stock, par value of $0.01 per share;
   40,000 shares authorized, issued and
   outstanding, including cumulative
   dividends (redemption value of $56,376
   and $61,726 respectively)                      55,880                 61,321
Mandatorily Redeemable 15% Nonvoting Series
   C-2 Preferred Stock, par value of $0.01
   per share; 139,453 shares authorized,
   issued and outstanding, including
   cumulative dividends (redemption value
   of $213,826 and $239,384, respectively)       211,991                237,850
Mandatorily Redeemable Nonvoting Series D
   Participating Preferred Stock, par value
   of $0.01 per share; 5,000 shares
   authorized; no shares issued or
   outstanding                                         -                      -
                                            ------------             ----------
       Total liabilities                         671,762                709,750
                                            ------------             ----------

Shareholders' deficit
   Common stock, Class A, par value of
   $0.01 per share; 15,000,000 shares
   authorized; 14,760,530 shares issued
   and outstanding                                   148                    148
Common stock, par value of $0.01 per
   share; 100,000,000 shares authorized;
   16,977,653 shares issued and outstanding          170                    170
Additional paid-in capital                       302,285                302,285
Accumulated deficit                             (543,565)              (579,594)
                                            ------------             ----------
       Total shareholders' deficit              (240,962)              (276,991)
                                            ------------             -----------
       Total liabilities and shareholders'
         deficit                            $    430,800             $  432,759
                                            ============             ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                            39 weeks ended        40 weeks ended
                                            April 25, 2004          May 1, 2005
                                             (unaudited)            (unaudited)
Cash flows from operating activities
Net loss                                    $     (38,441)        $     (36,029)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization                  24,137                29,699
    Amortization of deferred financing
      costs, amortization of original issue
      discount, and accretion of discount
      and dividends on mandatorily
      redeemable preferred stock                   34,929                35,422
    Non-cash interest on junior
      subordinated notes                            1,290                 5,637
    Non-cash compensation expense                     291                   456
    Write-off of deferred financing costs
      and extinguishment of senior
      subordinated notes                                -                 5,983
    Gain from sale of assets                         (405)                 (772)
    Decrease (increase) in assets:
        Restricted cash                               217                   (55)
        Accounts receivable, net                     (587)               (2,895)
        Inventory                                     127                   227
        Prepaid expenses                             (260)                 (382)
        Real estate developed for sale             17,124                 2,051
        Other assets                                  345                 1,103
    Increase (decrease) in liabilities:
        Accounts payable and other current
          liabilities                              21,527                 4,959
        Deposits and deferred revenue              (3,661)                 (311)
        Other long-term liabilities                  (260)                 (278)
                                            -------------         -------------
          Net cash provided by
            operating activities                   56,373                44,815
                                            -------------         -------------

Cash flows from investing activities
    Capital expenditures                           (7,462)              (13,333)
    Proceeds from sale of assets                      741                 1,041
                                            -------------         -------------
          Net cash used in investing
            activities                             (6,721)              (12,292)
                                            -------------         -------------

Cash flows from financing activities
    Proceeds from resort senior credit
      facilities                                   36,108               261,934
    Repayment of resort senior credit
      facilities                                  (63,757)             (151,402)
    Proceeds from long-term debt                        -                 2,550
    Repayment of long-term debt                    (3,287)             (132,059)
    Proceeds from real estate debt                  5,901                     -
    Repayment of real estate debt                 (18,099)               (3,060)
    (Increase) decrease in restricted
      cash                                         (2,786)                2,144
    Deferred financing costs                            -                (7,308)
                                            -------------         -------------
          Net cash used in financing
            activities                            (45,920)              (27,201)
                                            -------------         -------------

Net increase in cash and cash equivalents           3,732                 5,322
Cash and cash equivalents, beginning of
  period                                            6,596                 7,024
                                            -------------         -------------
Cash and cash equivalents, end of period    $      10,328         $      12,346
                                            =============         =============

Supplemental disclosure of cash flow
  information:
Cash paid for interest                      $      30,295         $      16,637
Acquisition of equipment under capital
  leases                                                -                12,674
Conversion of Series A Preferred Stock to
  New Junior Subordinated Notes                         -                76,673
Addition of interest to principal
  outstanding of New Junior Subordinated
  Notes                                                 -                   910


     See accompanying notes to Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

         American Skiing Company (ASC) is organized as a holding company and operates through various subsidiaries (collectively, the Company). The Company reports its results of operations in two business segments, resort operations and real estate operations. The Company's fiscal year is a 52-week or 53-week period ending on the last Sunday of July. Fiscal 2005 is a 53-week reporting period and fiscal 2004 was a 52-week reporting period, with each quarter consisting of 13 weeks, with the exception of the second quarter of fiscal 2005, which consisted of 14 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year as a consequence of the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operating segment during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 25, 2004 (fiscal 2004) filed with the Securities and Exchange Commission on November 9, 2004.

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

         As of July 25, 2004 and May 1, 2005, net intangible assets consist of the following (in thousands):

       ------------------------------------------------------------------
                                         July 25, 2004     May 1, 2005
       ------------------------------------------------------------------
       Definite-lived Intangible Assets:
         Lease agreements                $      1,853      $    1,853
         Less accumulated amortization           (346)           (390)
                                         ----------------  --------------
                                                1,507           1,463

       Indefinite-lived Intangible Assets:
         Trade names                              170             170
         Water rights                           4,688           4,688
                                         ----------------  --------------
       Intangible Assets, net            $      6,365      $    6,321
                                         ================  ==============

       ------------------------------------------------------------------

         Amortization expense related to intangible assets was $14,000 for both the 13 weeks ended April 25, 2004 and May 1, 2005. For both the 39 weeks ended April 25, 2004 and the 40 weeks ended May 1, 2005, amortization expense was $44,000. Future amortization expense related to definite-lived intangible assets is estimated to be $58,000 for each of the next five fiscal years.

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

Stock Option Plan
         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan's administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair market value of the common stock at the date of grant. Nonqualified stock options may be granted at an exercise price as determined by the Compensation Committee. As of May 1, 2005, options to purchase 3,821,187 shares were outstanding at a weighted average exercise price of $4.25 under the Plan. No options have been granted, exercised, or forfeited since July 25, 2004.

         During fiscal 1998, the Company granted nonqualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair market value of the stock was estimated to be $18.00 per share. The majority of these options

(511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax "bonus" in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees will incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through May 1, 2005 in connection with options exercised. The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of May 1, 2005. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were vested 20% on the date of grant and vest ratably to 100% over the following four years. For the 13 and 39 weeks ended April 25, 2004 and the 13 and 40 weeks ended May 1, 2005, the Company recognized no stock compensation expense relating to these options, as all options were fully vested prior to these periods.

         The following table summarizes information about the stock options outstanding under the Plan as of May 1, 2005:

--------------------------------------------------------------------------------
                             Weighted
                             Average                                    Weighted
    Range of                Remaining        Weighted                    Average
    Exercise                Contractual       Average                   Exercise
     Prices   Outstanding  Life (in years) Exercise Price  Exercisable    Price
--------------------------------------------------------------------------------
     $0.72        25,000        6.2       $          0.72      25,000  $    0.72
 1.75 - 2.50   1,420,337        4.9                  2.11   1,385,003       2.11
 3.00 - 4.00   1,449,250        4.8                  3.17   1,430,750       3.18
 7.00 - 8.75     735,750        3.5                  7.19     733,050       7.19
14.19 - 18.00    190,850        2.5                 17.55     190,850      17.55
             ------------                                   ----------
               3,821,187        4.5       $          4.25   3,764,653  $    4.28
             ============                                   ==========

--------------------------------------------------------------------------------

         The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair market value. In December 2002, the Financial Accounting Standards Board
(FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 148. Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Plan, consistent with the provisions of SFAS No. 148, the Company's net loss and loss per common share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

     -----------------------------------------------------------------------------------------------------
                                        13 weeks ended    13 weeks ended   39 weeks ended   40 weeks ended
                                       January 25, 2004     May 1, 2005    April 25, 2004     May 1, 2005
     -----------------------------------------------------------------------------------------------------
     Net income (loss) attributable to
      common shareholders:
      As reported                     $          24,506  $        23,835  $      (38,441)  $      (36,029)
      Amount allocated to
       participating securities                 (14,208)         (14,510)             -                -
      Stock-based employee
       compensation determined under
       fair-value method for all
       awards, net of tax                           (87)             (33)           (261)            (101)
                                      ------------------ ---------------- ---------------  ---------------
      Pro forma                       $          10,211  $         9,292  $      (38,702)  $      (36,130)
                                      ================== ================ ===============  ===============
     Basic and diluted net income
      (loss) per common share:
      As reported                     $          0.32             0.29           (1.21)           (1.14)
      Pro forma                                  0.32             0.29           (1.22)           (1.14)

     -----------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the 13 or 39 weeks ended April 25, 2004 or the 13 or 40 weeks ended May 1, 2005.

Accounting for Variable Interest Entities
         In December 2003, the FASB issued a revision to FASB Interpretation
(FIN) No. 46R, "Consolidation of Variable Interest Entities". FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity's expected residual returns, or both.

         The Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) in October 2004 by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million. In accordance with FIN No. 46R and APB No. 18, the Company consolidates SS Associates as it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

         SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million. The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries are obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of May 1, 2005.

Recently Issued Accounting Standards
         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment," amending SFAS No. 123, effective beginning the first quarter of the Company's fiscal 2006. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in the consolidated financial statements. Further, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented above. The adoption of SFAS No. 123R will have no effect on the Company's cash flows or financial position, but will have an adverse effect on results of operations. The Company has not identified the method that it will use to adopt SFAS No. 123R.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue guidance in SFAS No. 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS No. 152 amends SFAS No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale or real estate timesharing transactions. SFAS No. 152 is effective beginning the first quarter of the Company's fiscal 2006. Management is currently evaluating the potential effects of adopting SFAS No. 152.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for the Company's fiscal year ending July 30, 2006. The adoption of SFAS 153 is not expected to have a material impact on the Company's condensed consolidated financial position, liquidity or results of operations.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.




3.  Net Income (Loss) per Common Share

         Net income (loss) per common share for the 13 and 39 weeks ended April 25, 2004 and the 14 and 40 weeks ended May 1, 2005, respectively, was determined based on the following data (in thousands):

     ---------------------------------------------------------------------------------------
                              13 weeks ended  13 weeks ended  39 weeks ended  40 weeks ended
                              April 25, 2004    May 1, 2005   April 25, 2004    May 1, 2005
     ---------------------------------------------------------------------------------------

Net income (loss)            $       24,506  $       23,835  $      (38,441) $     (36,029)
Less amounts allocated
 to participating securities        (14,208)        (14,510)              -              -
                             --------------- --------------- --------------- ---------------
Net income (loss) attributable
 to common shareholders      $       10,298  $        9,325  $      (38,441) $     (36,029)
                             =============== =============== =============== ===============

          Shares
Weighted average common shares
outstanding - basic and diluted      31,738          31,738          31,738         31,738
                             =============== =============== =============== ===============

     ---------------------------------------------------------------------------------------

         The Company has adopted Emerging Issues Task Force Issue No. 03-06, "Participating Securities and the Two Class Method Under FAS No. 128, Earnings Per Share." The mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) is a participating security because it may participate in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares if-converted to the total number of shares. In periods when a net loss is incurred, the net loss is not allocated to the Series C-1 Preferred Stock as it does not have a contractual obligation to share in the losses of the Company and the impact of inclusion would be anti-dilutive. As of April 25, 2004 and May 1, 2005, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of April 25, 2004, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% preferred stock (Series A Preferred Stock) and 40,000 shares of its Series C-1 Preferred Stock outstanding, both of which were convertible into shares of the Company's common stock. As of May 1, 2005, the Company had no shares of Series A Preferred Stock outstanding as the shares were exchanged for junior subordinated notes (see Note
6) and 40,000 shares of its Series C-1 Preferred Stock outstanding which were convertible into shares of the Company's common stock. If converted at their liquidation preferences as of April 25, 2004 and May 1, 2005, these convertible preferred shares would convert into 48,006,000 and 49,381,000 shares of common stock, respectively. For the 13 and 39 weeks ended April 25, 2004 and the 13 and 40 weeks ended May 1, 2005, the common shares into which these preferred securities are convertible have not been included in the diluted weighted average common share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,821,187 options outstanding to purchase shares of its common stock under the Plan as of April 25, 2004 and May 1, 2005, respectively. These stock options are excluded from the diluted weighted average common share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information,, the Company has classified its operations into two business segments, resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):


     ---------------------------------------------------------------------------------------
                          13 weeks ended   13 weeks ended   39 weeks ended   40 weeks ended
                          April 25, 2004     May 1, 2005    April 25, 2004     May 1, 2005
     ---------------------------------------------------------------------------------------
     Revenues:
         Resort           $      128,099    $     132,266   $      237,131   $      253,497
         Real estate              17,571            2,928           29,972            7,317
                          ---------------   --------------  ---------------  ---------------
     Total                $      145,670    $     135,194   $      267,103   $      260,814
                          ===============   ==============  ===============  ===============

     Income (loss)
      from operations:
         Resort           $       24,315    $      24,489   $      (29,258)  $      (34,059)
         Real estate                 191             (654)          (9,183)          (1,970)
                          ---------------   --------------  ---------------  ---------------
     Total                        24,506           23,835          (38,441)         (36,029)
                          ===============   ==============  ===============  ===============

     ---------------------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated financial statements is as follows (in thousands):

--------------------------------------------------------------------------------
                                             July 25, 2004      May 1, 2005
--------------------------------------------------------------------------------
Identifiable Assets:
  Resort                                     $     340,965      $       348,362
  Real Estate                                       81,804               76,411
                                             --------------     ----------------
Identifiable assets for segments             $     422,769      $       424,773
Intangible and deferred income tax
  assets not allocated to segments                   8,031                7,986
                                             --------------     ----------------
         Total consolidated assets           $     430,800      $       432,759
                                             ==============     ================

--------------------------------------------------------------------------------

5.  Long-Term Debt

Resort Senior Credit Facility
         The Company entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance the prior resort senior credit facility and redeem the Company's $120.0 million senior subordinated notes (Senior Subordinated Notes) as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

        o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million. The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

        o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

        o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively the "First Lien Credit Agreement"), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (9.25% based on the prime rate for the Revolving Facility and 7.3% weighted average based on the LIBOR rate for the First Lien Term Loan as of May 1, 2005). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Second Lien Term Loan is provided under a separate credit agreement (the "Second Lien Credit Agreement"), matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (10.8% as of May 1, 2005 based on the LIBOR rate), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively).

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

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company's capital expenditures, requiring the Company to maintain a minimum ratio of appraised asset value to debt, and requiring the Company to have a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into a interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period of May 16, 2005 to November 15, 2005, the Company pays 3.49% and receives the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement will be recorded as interest expense.

         As of May 1, 2005, the Company had $0, $84.6 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of May 1, 2005, the Company had $1.5 million in outstanding L/Cs with $38.5 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through May 1, 2005.

         In connection with the refinancing of the prior resort senior credit facility and the Senior Subordinated Notes in November 2004, the Company expensed its remaining deferred financing costs associated with these facilities in the amount of $3.3 million. These amounts are reflected in the accompanying condensed consolidated statement of operations as a write-off of deferred financing costs and extinguishment of senior subordinated notes. The Company also recorded $7.3 million of deferred financing costs in connection with the Resort Senior Credit Facility. The deferred financing costs are being amortized over the life of the loans using the interest method.

Construction Loan Facility
         The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of American Skiing Company Resort Properties (a subsidiary of ASC) (Resort Properties). Grand Summit, a subsidiary of Resort Properties, owns the existing Grand Summit Hotel projects, which are primarily financed through a $110.0 million construction loan facility (Senior Construction Loan) between Grand Summit and various lenders, including Textron Financial Corporation (Textron), the syndication and administrative agent. Due to construction delays and cost increases at the Steamboat Grand Hotel project, Grand Summit entered into a $10.0 million subordinated loan tranche with Textron (Subordinated Construction Loan) on July 25, 2000, which was increased to $10.6 million in December 2003. Grand Summit used this facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Senior Construction Loan and the Subordinated Construction Loan are referred to collectively as the "Construction Loan Facility". The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Grand Summit. As of May 1, 2005, there are no future borrowings available under the Construction Loan Facility.

         The Senior Construction Loan principal is payable incrementally as unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units at the Grand Summit Hotels at Attitash, The Canyons, and Steamboat, unsold unit inventory at the Grand Hotel at Steamboat, and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan. The Senior Construction Loan is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to the Company and its subsidiaries, other than Grand Summit. As of May 1, 2005, the carrying value of the total assets that collateralized the Senior Construction Loan was $63.7 million. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $15.7 million as of May 1, 2005 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.25% as of May 1, 2005).

         The principal balance outstanding under the Subordinated Construction Loan was $10.6 million as of May 1, 2005 and is due on November 30, 2007. The interest rate on the funds advanced under the Subordinated Construction Loan is 20% per annum, payable monthly in arrears, provided that 50% of the interest shall be due and payable in cash and the other 50% of such interest shall, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. Accrued interest on the Subordinated Construction Loan as of May 1, 2005 was $4.0 million.

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

          June 30, 2005                                  $12,000,000
          September 30, 2005                              11,000,000
          December 31, 2005                               10,000,000
          March 31, 2006                                   5,000,000
          June 30, 2006                                            -

         Grand Summit did not meet the required reduction of the Senior Construction Loan principal balance as of March 31, 2005. In April 2005, Grand Summit received a waiver letter from the lenders waiving this default. Although Grand Summit has recently experienced increases in sales activities at the Steamboat project, without a significant sales increase in the next several weeks, Grand Summit does not anticipate that it will meet the June 30, 2005 requirement for reduction of the Senior Construction Loan principal balance to $12.0 million. The Company continues to have discussions with the lenders under the Senior Construction Loan regarding the terms of these amortization requirements. There can be no assurance, however, that the lenders will be willing to enter into such a waiver on terms acceptable to Grand Summit. Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the mandatory amortization dates. If Grand Summit is unable to obtain a waiver from the existing lenders under the Senior Construction Loan or refinance the Construction Loan Facility, and it does not meet the amortization requirements of the Senior Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.

Other Long-Term Debt
       The Company has $16.2 million of other long-term debt as of May 1, 2005. This is comprised of $7.9 million of debt held under capital leases and $8.3 million under other notes payable with various lenders. During the 40 weeks ended May 1, 2005, the Company acquired $12.7 million of equipment through capital leases, and paid off certain other existing capital leases in accordance with the terms of the Resort Senior Credit Facility. The equipment acquired under capital leases historically has been acquired under operating leases.

       In March 2005, the Company's subsidiary, Walton Pond Apartments (Walton
Pond) refinanced with the existing lender its real estate mortgage note payable with a face value of $2.4 million secured by an employee housing complex at the Company's Steamboat resort. Walton Pond refinanced $1.9 million and the new note requires Walton Pond to make 59 monthly payments beginning on April 15, 2005 of $16,000 and a final payment of $1.4 million on March 15, 2010. The principal balance outstanding on the note on May 1, 2005 was $1.9 million.




6.       Subordinated Notes and Debentures

    12% Senior Subordinated Notes
         As of July 25, 2004, the Company had $120.0 million of Senior Subordinated Notes outstanding. In connection with the refinancing of the Resort Senior Credit Facility as described in Note 5, the Company repurchased or redeemed all Senior Subordinated Notes. $1.9 million in premium was paid to holders for the early redemption and $0.8 million of unamortized discount is included in the condensed consolidated statement of operations and is included in write-off of deferred financing costs and extinguishment of senior subordinated notes for the 40 weeks ended May 1, 2005.

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners (Oak Hill) to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill purchased, $12.5 million aggregate principal amount of junior subordinated notes (Junior Subordinated Notes), which are convertible into shares of the Company's Series D Participating Preferred Stock (Series D Preferred Stock). These Junior Subordinated Notes, as amended, are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the refinancing of the Resort Senior Credit Facility to extend the maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of May 1, 2005, the outstanding balance on the Junior Subordinated Notes was $18.5 million, including compounded interest.

   New Junior Subordinated Notes
         In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of our business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of May 1, 2005, the outstanding balance on the New Junior Subordinated Notes was $77.6 million. Accrued interest as of May 1, 2005 on the New Junior Subordinated Notes was $3.2 million.

   Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of May 1, 2005 are unsecured and are due as follows (in thousands):

                         ------------------------------
                                    Interest  Principal
                            Year      Rate     Amount
                         ------------------------------
                            2010       8%     $   1,292
                            2012       6%         1,155
                            2013       6%         1,065
                            2015       6%         1,500
                            2016       6%         1,196
                                              ---------
                                              $   6,208
                                              =========

                         ------------------------------



7.     Mandatorily Redeemable Securities

    Series A Preferred Stock
         As of July 25, 2004, the Company had 36,626 shares of Series A Preferred Stock outstanding. As part of the refinancing of the Resort Senior Credit Facility on November 24, 2004 all outstanding shares of the Series A Preferred Stock were exchanged for New Junior Subordinated Notes in the principal amount of $76.7 million (See Note 6).

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

    Series C-1 and C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-1 Preferred Stock is also entitled to receive dividends as if it were fully converted into common stock, if and when the Company declares and pays any dividend on its common stock. The Series C-1 Preferred Stock does not have a contractual obligation to share in the losses of the Company. The Series C-2 Preferred Stock is not convertible. Both of the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007 to the extent that the Company has legally available funds to effect such redemption. As of May 1, 2005, cumulative dividends in arrears totaled $21.7 million and $99.9 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto. In addition, Series C-1 Preferred Stock and Series C-2 Preferred Stock rank senior in liquidation preference to all common stock and Class A common stock, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock). As of May 1, 2005, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholder.

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

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan (the LTIP), which was ratified by the Board of Directors on March 6, 2003. Certain of ASC's officers participate in the LTIP. Participants are entitled to a cash payment on awards granted under the LTIP, upon a valuation event, as defined. The amount of any awards are based ultimately on the Equity Value, as defined, obtained through a valuation event and generally vest over a three to five-year term as determined by the Compensation Committee. A valuation event is any of the following: (i) a sale or disposition of substantially all of the Company's assets; (ii) a merger, consolidation or similar event of ASC other than one (A) in which the Company is the surviving entity or (B) where no change in control, as defined, has occurred; (iii) a public offering of equity securities by ASC that yields net proceeds to the Company in excess of $50 million; or (iv) a change in control, as defined. Compensation expense relating to the LTIP will be estimated and recorded based on the probability of the Company achieving a valuation event. During the 13 weeks and 39 weeks ended April 25, 2004, the Company recorded an expense relating to the increase in the value of the LTIP of $0.1 million and $0.3 million, respectively. During the 13 weeks and 40 weeks ended May 1, 2005, the Company recorded an expense relating to the increase in the value of the LTIP of $0.6 million and $0.5 million, respectively. These charges are included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total liability for the LTIP of $0.7 million and $1.2 million is included in other long-term liabilities in the July 25, 2004 and May 1, 2005 condensed consolidated balance sheets, respectively.

10.  Commitments and Contingencies

         During March 2005, the Company's subsidiary, Mount Snow Ltd. (Mount
Snow), entered into a purchase and sale agreement for the sale of the assets of Mount Snow comprising the Haystack ski resort to Tyringham Ridge, Inc. (Buyer). The agreement provides for a $5.0 million purchase price, subject to certain customary adjustments. The agreement includes a two year right of first refusal in favor of the Buyer for certain developmental land owned by Mount Snow (but not used in its ski resort operations) known as the Howe Farm. Under the terms of the agreement, Mount Snow will continue to be allowed to withdraw water from sources at the Haystack resort after the closing in amounts which approximate Mount Snow's historical use from this source. In addition, Mount Snow will retain a right of first refusal to reacquire the Haystack resort (not including certain developmental real estate assets) for not less than twenty years following the closing. The closing on the sale of the Haystack resort is subject to the Buyer's completion of a 90 day due diligence period as well as satisfaction of customary contingencies. Net proceeds to the Company from the sale of the Haystack resort are expected to be used for additional liquidity, to fund capital expenditures and reduce senior debt, each as permitted under the Company's Resort Senior Credit Facility. The sale is expected to close in June or July 2005.

         The Company entered into a new employment agreement with its chief executive officer in March 2005. The employment agreement provides for a guaranteed annual base salary of $400,000. The employment agreement also provides for contingent annual bonus of 100% of annual base salary, involuntary termination benefits, termination benefits resulting from a change in control of the Company, LTIP participation levels and, in certain cases, benefits where the termination of employment was voluntary. The agreement also provides for certain benefits in the event of the death of the executive.

         As previously reported, the Company reached a settlement with Triple Peaks, LLC in July 2004 regarding litigation associated with the Company's Steamboat resort. In return for a cash settlement of $5.14 million, Triple Peaks LLC agreed to a full dismissal of all claims relating to the proposed sale of the Steamboat resort, and the Company expensed these settlement costs in fiscal 2004. The Company paid an initial payment of $3.0 million in July 2004 and paid the remaining $2.14 million in April 2005. The Company is required to make a bonus payment to Triple Peaks of $860,000 if the Company sells or transfers substantially all of its assets to a third party on or prior to December 31, 2005 and the closing occurs on or before April 1, 2006. Triple Peaks also has the right of first refusal to buy Steamboat if the sale of the resort is on a stand-alone basis.

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


                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting our resort operating and/or real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; failure to meet amortization requirements of the Construction Loan Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting our resort operating and/or real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

         As discussed below, on November 24, 2004 we entered into a resort senior credit facility (Resort Senior Credit Facility) and paid off our prior resort senior credit facility and a substantial portion of our senior subordinated notes. The remaining portion of the senior subordinated notes was paid off in January 2005. In addition, our Series A Preferred Stock was exchanged for new junior subordinated notes. These refinancings extend the maturity dates of these obligations.

         The following is our discussion and analysis of financial condition and results of operations for the 13 and 40 weeks ended May 1, 2005. As you read the material below, we urge you to carefully consider our fiscal 2004 annual report on Form 10-K filed on November 9, 2004 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

         As described below, we entered into a $230.0 million Resort Senior Credit Facility on November 24, 2004 and used initial borrowings thereunder to refinance our prior resort senior credit facility and redeem our $120.0 million senior subordinated notes (Senior Subordinated Notes).

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operations of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of May 1, 2005 was $189.6 million.

         Real estate working capital is funded primarily through unit inventory sales, short-term rental of remaining unit inventory, as well as lease payments from long-term commercial tenants. Historically, the senior construction loan (Senior Construction Loan) and the subordinated construction loan (Subordinated Construction Loan) (collectively, the Construction Loan Facility) funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of May 1, 2005, the carrying value of the total assets that collateralized the Construction Loan Facility was $63.7 million. The total debt outstanding on the Construction Loan Facility as of May 1, 2005 was $26.3 million. See "Real Estate Liquidity - Construction Loan Facility" below.

Resort Liquidity

         We entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a new $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and redeem our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

        o Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million. The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

        o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

        o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

        The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (the "First Lien Credit Agreement"), mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (9.25% based on the prime rate for the Revolving Facility and 7.3% weighted average based on the LIBOR rate for the First Lien Term Loan as of May 1, 2005). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Second Lien Term Loan is provided under a separate credit agreement (the "Second Lien Credit Agreement"), matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (10.8% as of May 1, 2005 based on the LIBOR rate), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively).

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

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting our capital expenditures, requiring us to maintain a minimum ratio of appraised asset value to debt, and requiring us to have a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires us to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common or preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period of May 16, 2005 to November 15, 2005, we pay 3.49% and receive the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.

         In conjunction with the Resort Senior Credit Facility, we closed a tender offer and repurchased $118.5 million of the $120.0 million principal amount of outstanding Senior Subordinated Notes. The total consideration payable in connection with the offer was $120.4 million ($118.5 million in principal and $1.9 million in a redemption premium) plus accrued interest of $5.1 million for the tendered Senior Subordinated Notes. In connection with the tender offer, we also solicited consents from the holders of the Senior Subordinated Notes. On October 22, 2004, we entered into a supplemental indenture reflecting those amendments to eliminate substantially all of the restrictive covenants and certain events which would cause default under the indenture for the Senior Subordinated Notes. Such amendments became operative on November 24, 2004. We also called for redemption on November 24, 2004 all the remaining $1.5 million in principal amount of outstanding Senior Subordinated Notes which was redeemed and paid in January 2005.

         In addition, as part of the refinancing, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our shareholders subject to certain limited exceptions.

         As part of the refinancing, the indenture for our 11.3025% junior subordinated notes (Junior Subordinated Notes) was amended to extend the maturity to May 2012.

         As of June 5, 2005, we had $4.7 million, $84.6 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of June 5, 2005, we had $1.5 million in outstanding L/Cs with $33.7 million available for additional borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our third quarter of fiscal 2006.

       We have $16.2 million of other long-term debt as of May 1, 2005. This is comprised of $7.9 million of debt held under capital leases and $8.3 million under other notes payable with various lenders.

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

Construction Loan Facility: We have historically conducted our real estate interval-ownership product development through Grand Summit, which is a wholly owned subsidiary of American Skiing Company Resort Properties (Resort Properties). Grand Summit owns our existing Grand Summit Hotel projects at Steamboat, The Canyons, and Attitash, which are primarily financed through the $110.0 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million. Together they comprise the Construction Loan Facility. We used the Construction Loan Facility primarily for the purpose of funding the completion of the Steamboat Grand Hotel. As of May 1, 2005, there are no future borrowings available under the Construction Loan Facility.

         The principal is payable incrementally as unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units at the Grand Summit Hotels at Attitash, The Canyons, and Steamboat, unsold unit inventory at the Steamboat Grand Hotel, and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan. This facility is subject to covenants, representations and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit. As of May 1, 2005, the carrying value of the total assets that collateralized the Senior Construction Loan was $63.7 million. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $15.7 million as of May 1, 2005 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.25% as of May 1, 2005) and there were no borrowings available under this facility.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% of such interest will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date. The Subordinated Construction Loan provides for a maximum borrowing capacity of $10.6 million. The Subordinated Construction Loan matures on November 30, 2007. All $10.6 million had been borrowed under the Subordinated Construction Loan as of May 1, 2005. Accrued interest on the Subordinated Construction Loan as of May 1, 2005 was $4.0 million. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

         The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

                  June 30, 2005                      $12,000,000
                  September 30, 2005                  11,000,000
                  December 31, 2005                   10,000,000
                  March 31, 2006                       5,000,000
                  June 30, 2006                                -

         As of June 5, 2005, the amount outstanding under the Senior Construction Loan was $15.4 million and there were no borrowings available under this facility. As of June 5, 2005, the amounts outstanding under the Subordinated Construction Loan were $10.6 million plus accrued interest of $4.1 million and there were no borrowings available under this facility.

         Grand Summit did not meet the required reduction of the Senior Construction Loan principal balance as of March 31, 2005. In April 2005, Grand Summit received a waiver letter from the lenders waiving this default. Although Grand Summit has recently experienced increases in sales activities at the Steamboat project, without a significant sales increase in the next several weeks, Grand Summit does not anticipate that it will meet the June 30, 2005 requirement for reduction of the Senior Construction Loan principal balance to $12.0 million. Grand Summit continues to have discussions with the lenders under the Senior Construction Loan regarding the terms of these amortization requirements. There can be no assurance, however, that the lenders will be willing to enter into such a waiver on terms acceptable to Grand Summit. Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the mandatory amortization dates. If Grand Summit is unable to obtain a waiver from the existing lenders under the Senior Construction Loan or refinance the Construction Loan Facility, and Grand Summit does not meet the amortization requirements of the Senior Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.

Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For fiscal 2005, we anticipate our annual maintenance capital needs (excluding capital expenditures of SS Associates, LLC) to be $10.0 million. In addition, we have identified an additional $4.0 million of discretionary capital needs that will likely be pursued in fiscal 2005. For the 40 weeks ended May 1, 2005, we have expended $9.9 million in capital expenditures (excluding capital expenditures of SS Associates, LLC). There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2005 and 2006 at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. The current year capital expenditures for equipment acquired under capital leases are excluded from this calculation per the agreement. During the 40 weeks ended May 1, 2005, we converted certain types of lease agreements that we have historically entered into as operating leases into terms that qualified them to be treated as capital leases. We believe that the capital expenditure limits under the Resort Senior Credit Facility will be sufficient to meet our non-real estate capital improvement needs for fiscal 2005 and fiscal 2006.

         As described above, the Revolving Facility and First Lien Term Loan of the Resort Credit Facility mature in November 2010. The First Lien Term Loan requires quarterly principal payments of $212,500 and a final payment of $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011. The Senior Construction Loan has required principal payments as described above and matures in June 2006. The Subordinated Construction Loan matures in November 2007.

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

         We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted value of $61.7 million as of May 1, 2005 and mandatorily redeemable 15% non voting preferred stock (Series C-2 Preferred Stock) with an accreted value of $239.4 million as of May 1, 2005 which are mandatorily redeemable and mature in July 2007 to the extent that we have legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to its final maturity. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis. In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to its final maturity, other than an increase in accretion rate of the Series C-1 Preferred Stock of 2% and the appointment of additional seats on our Board of Directors.

                              Results of Operations
For the 13 weeks ended April 25, 2004 compared to the 13 weeks ended May 1, 2005

Resort Operations:

         The components of resort operations for the 13 weeks ended April 25, 2004 and May 1, 2005 are as follows (in thousands):

--------------------------------------------------------------------------------
                                      13 Weeks ended  13 Weeks ended
                                      ------------------------------- ----------
                                      April 25, 2004   May 1, 2005      Variance
                                      --------------- --------------- ----------

Total resort revenues                 $     128,099   $   132,266     $   4,167
                                      --------------- --------------- ----------

Cost of resort operations                    61,737       61,615           (122)
Marketing, general and
  administrative                             13,758       14,261            503
Depreciation and amortization                10,770       12,640          1,870
Interest expense and other, net              17,519       19,261          1,742
                                      --------------- --------------- ----------
Total resort expenses                       103,784      107,777          3,993
                                      --------------- --------------- ----------

Income from resort operations         $      24,315   $   24,489      $     174
                                      =============== =============== ==========

--------------------------------------------------------------------------------

         Resort revenues were $4.2 million, or 3.3%, higher in the 13 weeks ended May 1, 2005 when compared to the 13 weeks ended April 25, 2004. Fiscal 2005 skier visits were down approximately 2% as compared to fiscal 2004. However, revenue per skier visit was up approximately 5.3%. This is due to general price increases and our ability to capture more revenue from each skier.

         Resort expenses for the 13 weeks ended May 1, 2005 were $4.0 million higher than the 13 weeks ended April 25, 2004, primarily as a result of the following:

        (i) $1.9 million increase in depreciation and amortization primarily due to an increase in new assets. As described above, we converted leases previously accounted for as operating lease to capital leases, thus increasing the depreciation;
        (ii) $1.7 million increase in interest expense due primarily to the compounding effect of interest expense associated with the junior subordinated notes and the accretion of discount and dividends on mandatorily redeemable preferred stock; and
        (iii) $0.5 million increase in marketing, general and administrative expenses due primarily to an increase in expense from our phantom equity plan due to new awards being granted; offset by
        (iv) $0.1 million decrease in cost of resort operations. Cost of resort operations decreased due to a reduction in operating lease expense. As noted above, we converted our operating leases associated with our snow grooming and ski rental equipment to capital leases which accounted for a $1.9 million decrease in cost of resort operations. These increases were offset by general increases in fuel and power costs and increases due to higher revenues.


         Recent Trends: In addition to the financial results through May 1, 2005, management has reported strong early results for the fourth fiscal quarter, reflecting a 2.4% increase in revenues for the first four weeks of its fiscal 2005 fourth quarter over the first four weeks of its fiscal 2004 fourth quarter along with approximately a 15% increase in year over year hotel booking pace for such period.

Real Estate Operations:

         The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                    13 weeks ended  13 Weeks ended
                                    -------------------------------- -----------
                                    April 25, 2004    May 1, 2005      Variance
                                    --------------- ----------------------------

Total real estate revenues          $      17,571   $       2,928    $  (14,643)
                                    --------------- ---------------- -----------

Cost of real estate operations             11,696           2,461        (9,235)
Depreciation and amortization                 433             380           (53)
Interest expense and other, net             5,251             741        (4,510)
                                    --------------- ---------------- -----------
Total real estate expenses                 17,380           3,582       (13,798)
                                    --------------- ---------------- -----------

Income (loss) from real estate
  operations                        $         191   $        (654)         (845)
                                    =============== ================ ===========

--------------------------------------------------------------------------------

         Real estate revenues decreased by $14.6 million in the 13 weeks ended May 1, 2005 when compared to the 13 weeks ended April 25, 2004, from $17.6 million to $2.9 million. The decrease was primarily due to the auction of the remaining units at The Canyons during the period in fiscal 2004.

          The result of real estate operations decreased by $0.8 million, from $0.2 million in the 13 weeks ended April 25, 2004 to $(0.6) million in the 13 weeks ended May 1, 2005. This was primarily a result of the following:

        (i)      $9.2 million decrease in cost of real estate operations
                 resulting from the decrease in revenues, and
        (ii)     $4.5 million  decrease in interest  expense due to the
                 restructuring of the real estate credit facility in May 2004 and lower outstanding balances on the Construction Loan Facility,
        (iii)    $0.1 decrease in depreciation and amortization, offset by
        (iv)     $14.6 million decrease in revenues as discussed above.

         Recent Trends: Sales volume year-to-date at the Steamboat Grand Hotel is ahead of the pace from last year. We have contracted with a third-party real estate agency to sell whole ownership units in an effort to increase sales. Our eastern resorts have continued to experience a higher than normal demand for residential real estate. We anticipate continuing to conduct third-party sales of developmental real estate at certain of our eastern resorts (particularly Sunday River, Sugarloaf, and Attitash) in order to increase our on-mountain bed base.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended April 25, 2004 or the 13 weeks ended May 1, 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.


                              Results of Operations
For the 39 weeks ended April 25, 2004 compared to the 40 weeks ended May 1, 2005

Resort Operations:

         The components of resort operations for the 39 weeks ended April 25, 2004 and the 40 weeks ended May 1, 2005 are as follows (in thousands):

--------------------------------------------------------------------------------
                                     39 Weeks ended  40 Weeks ended
                                     -------------------------------  ----------
                                     April 25, 2004    May 1, 2005     Variance
                                     --------------- ---------------  ----------

Total resort revenues                $     237,131   $     253,497    $  16,366
                                     --------------- ---------------  ----------

Cost of resort operations                  146,672         153,010        6,338
Marketing, general and
  administrative                            44,528          41,288       (3,240)
Restructuring charges                          137               -         (137)
Depreciation and amortization               22,837          28,503        5,666
Interest expense and other, net             52,215          58,772        6,557
Write-off of deferred financing
  costs and loss on
  extinguishment of senior
  subordinated notes                             -           5,983        5,983
                                     --------------- ---------------  ----------
Total resort expenses                      266,389         287,556       21,167
                                     --------------- ---------------  ----------

Loss from resort operations          $     (29,258)  $     (34,059)   $  (4,801)
                                     =============== ===============  ==========

--------------------------------------------------------------------------------

         Resort revenues were $16.4 million, or 6.9%, higher in the 40 weeks ended May 1, 2005 when compared to the 39 weeks ended April 25, 2004. Skier visits were up approximately 3% as compared to fiscal 2004 due to in part our new "All for One" season pass that was introduced this ski season that insulated us from poor conditions in the early season. The increase is also due to a 9% increase in revenue per skier visit due to general price increases, our ability to capture more from each skier, and our lodging related revenues at our Steamboat and The Canyons resorts, primarily as a result of strong first quarter group and conference business.

         Resort expenses for the 40 weeks ended May 1, 2005 were $21.2 million higher than the 39 weeks ended April 25, 2004, primarily as a result of the following:

        (i) $6.3 million increase in cost of resort operations. Cost of resort operations increased due to the extra week of operations in fiscal 2005 when compared to fiscal 2004, general increases in fuel and power costs, an increase in repairs and maintenance expense, and increases due to higher revenues. These increases were offset by a reduction of operating lease expense. We converted our operating leases associated with our snow grooming and ski rental equipment to capital leases which accounted for a $4.1 million decrease in cost of resort operations.
        (ii) $6.0 million increase in write-off of deferred financing costs and loss on extinguishment of senior subordinated notes due to the refinancing of our prior senior resort credit facility and Senior Subordinated Notes in fiscal 2005;
        (iii) $5.7 million increase in depreciation and amortization primarily due to an increase in new assets. As described above, we converted leases previously accounted for as operating lease to capital leases, thus increasing the depreciation; and
        (iv) $6.6 million increase in interest expense due primarily to the compounding effect of interest expense associated with the junior subordinated notes and the accretion of discount and dividends on mandatorily redeemable preferred stock and as described above, the extra week of outstanding borrowings in fiscal 2005 as compared to fiscal 2004; offset by
        (v) $3.2 million decrease in marketing, general and administrative expenses due primarily to legal accruals made during the 39 weeks in fiscal 2004 offset by the extra week of operations discussed above.

Real Estate Operations:

         The components of real estate operations are as follows (in thousands):

--------------------------------------------------------------------------------
                                     39 weeks ended  40 Weeks ended
                                     -------------------------------- ----------
                                     April 25, 2004    May 1, 2005     Variance
                                     --------------- ---------------------------

Total real estate revenues           $      29,972   $       7,317    $ (22,655)
                                     --------------- ---------------  ----------

Cost of real estate operations              21,892           5,724      (16,168)
Depreciation and amortization                1,300           1,196         (104)
Interest expense and other, net             15,963           2,367      (13,596)
                                     --------------- ---------------  ----------
Total real estate expenses                  39,155           9,287      (29,868)
                                     --------------- ---------------  ----------

Loss from real estate operations     $      (9,183)  $      (1,970)   $   7,213
                                     =============== ===============  ==========

--------------------------------------------------------------------------------

         Real estate revenues decreased by $22.7 million in the 40 weeks ended May 1, 2005 when compared to the 39 weeks ended April 25, 2004, from $30.0 million to $7.3 million. The decrease was primarily due to the sale of three parcels of land at Steamboat in fiscal 2004 for $8.9 million and a decrease in unit sales as an auction at The Canyons which sold all but one of the remaining units was held in the prior fiscal year.

         Real estate operations loss decreased by $7.2 million, from $(9.2) million in the 39 weeks ended April 25, 2004 to $(2.0) million in the 40 weeks ended May 1, 2005. This was primarily a result of the following:

        (i) $16.2 million decrease in cost of real estate operations resulting from the decrease in revenues, and
        (ii) $13.6 million decrease in interest expense due to the restructuring of the real estate credit facility in May 2004 and lower outstanding balances on the Construction Loan Facility,
        (iii) $0.1 million decrease in depreciation and amortization, offset by
        (iv)     $22.7 million decrease in revenues as discussed above.


Benefit from income taxes:

         We recorded no benefit from income taxes for either the 39 weeks ended April 25, 2004 or the 40 weeks ended May 1, 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         On November 24, 2004, we refinanced our prior resort senior credit facility and redeemed our Senior Subordinated Notes with our Resort Senior Credit Facility. The Revolving Facility and First Lien Term Loan mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (9.25% based on the prime rate for the Revolving Facility and 7.3% weighted average based on the LIBOR rate for the First Lien Term Loan 8.75% as of May 1, 2005 using prime rate as a base as of May 1, 2005). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (10.8% as of May 1, 2005 based on the LIBOR rate), and principal is due upon maturity. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005 we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. During the period of May 16, 2005 to November 15, 2005, we pay 3.49% and receive the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.

                                     Item 4
                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are
     (1) effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) designed to ensure that information to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended May 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

         As previously reported, the Company reached a settlement with Triple Peaks, LLC in July 2004 regarding litigation associated with the Company's Steamboat resort. In return for a cash settlement of $5.14 million, Triple Peaks LLC agreed to a full dismissal of all claims relating to the proposed sale of the Steamboat resort, and the Company expensed these settlement costs in fiscal 2004. The Company paid an initial payment of $3.0 million in July 2004 and paid the remaining $2.14 million in April 2005. The Company is required to make a bonus payment to Triple Peaks of $860,000 if the Company sells or transfers substantially all of its assets to a third party on or prior to December 31, 2005 and the closing occurs on or before April 1, 2006. Triple Peaks also has the right of first refusal to buy Steamboat if the sale of the resort is on a stand-alone basis.

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

                                     Item 3
                         Defaults Upon Senior Securities

                  Grand Summit did not meet the required reduction of the Senior Construction Loan principal balance as of March 31, 2005. In April 2005, Grand Summit received a waiver letter from the lenders waiving this default. Although Grand Summit has recently experienced increases in sales activities at the Steamboat project, without a significant sales increase in the next several weeks, Grand Summit does not anticipate that it will meet the June 30, 2005 requirement for reduction of the Senior Construction Loan principal balance to $12.0 million. Grand Summit continues to have discussions with the lenders under the Senior Construction Loan regarding the terms of these amortization requirements. There can be no assurance, however, that the lenders will be willing to enter into such a waiver on terms acceptable to Grand Summit. Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the mandatory amortization dates. If Grand Summit is unable to obtain a waiver from the existing lenders under the Senior Construction Loan or refinance the Construction Loan Facility, and Grand Summit does not meet the amortization requirements of the Senior Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.

                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description
10.1 Executive Employment Agreement effective as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference from exhibit to Form 8-K filed March 31, 2005).

10.2 Phantom Equity Award dated as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference from exhibit to Form 8-K filed March 31, 2005).

10.3 Waiver Agreement dated as of April 28, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the Lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed April 29, 2005).

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

                                           American Skiing Company
Date:  June 15, 2005

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