Form 10-K
period 2005-07-31
AMERICAN SKIING CO /ME
filed 2005-10-31
CIK 1043432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

Common Stock, $.01 par value

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant on January 30, 2005, determined using the per share closing price thereof on the Over the Counter Bulletin Board, was approximately $13.3 million.  As of October 1, 2005, 31,738,183 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Definitive Proxy Statement for the next Annual Meeting of Shareholders is incorporated by reference herein into Part III, Items 10 through 14.

American Skiing Company

Form 10-K Annual Report, for the year ended July 31, 2005

Table of Contents

Part I

Items 1 and 2 Business and Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Part III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV

Item 15	Exhibits, Financial Statement Schedules

Signatures

i

PART I

Items 1 and 2 - Business and Properties

American Skiing Company

Business Description

We were incorporated in 1997 and are organized as a holding company, operating through various wholly owned subsidiaries.  Refer to Note 1 - “Basis of Presentation” in the consolidated financial statements included in this report for a discussion of the general development of our business, subsidiaries, and predecessors.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We develop, own, and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants, and retail locations.  We also develop, market, and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels.  We report our results of operations in two business segments, resort operations and real estate operations.  For information by segment, refer to Note 13 - “Business Segment Information” in the consolidated financial statements included in this report.

Our revenues and net loss attributable to common shareholders for the year ended July 31, 2005 (fiscal 2005) were $276.5 million and $73.3 million, respectively.  Resort segment revenues and real estate segment revenues for fiscal 2005 were $267.3 million and $9.2 million, respectively.  For more information relating to our financial condition, see “Certain Considerations – Our business is substantially leveraged and we face a number of financial risks” in Part I for additional discussion.  Cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2005 were approximately $34.6 million, $(11.9) million, and $(20.7) million, respectively.  Resort segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2005 were approximately $29.0 million, $(16.3) million, and $(13.8) million, respectively.  Real estate segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2005 were approximately $5.6 million, $4.4 million, and $(6.9) million, respectively.

Our periodic and current reports are available on our website, www.peaks.com, free of charge as soon as is reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission.

Resort Operations

Our resort business is generated primarily from our ownership and operation of seven ski resorts, several of which are among the largest in the United States.  During the 2004-05 ski season, our resorts generated approximately 4.0 million skier visits, representing approximately 7.0% of total skier visits in the United States.  The following table summarizes certain key statistics of our resorts.

Resort, Location	Skiable Terrain (acres)	Vertical Drop (feet)	Trails	Total Lifts (high-speed)		Snowmaking Coverage	Ski Lodges	2004-05 Skier Visits (000s)
Western Resorts
Steamboat, Colorado	2,939	3,668	142	20	(5)	15%	4	972
The Canyons, Utah	3,500	3,190	144	16	(7)	6%	3	403
Eastern Resorts
Killington/Pico, Vermont	1,182	3,050	200	31	(8)	70%	8	986
Sunday River, Maine	660	2,340	127	18	(4)	92%	4	525
Mount Snow/Haystack(1), Vermont	757	1,700	145	23	(3)	75%	6	524
Sugarloaf/USA, Maine	1,410	2,820	129	15	(2)	92%	2	366
Attitash, New Hampshire	280	1,750	70	12	(2)	97%	2	211
Total	10,728	18,518	957	135	(31)		29	3,987

(1) After the conclusion of the 2004-05 ski season, we sold the Haystack ski resort, which is included in Mount Snow ski resort statistics above.  See “Item 7” below.

Resort Properties

Our resorts include several of the top resorts in the United States based on skier visits.  This includes Killington, the 7th largest ski resort in the United States and the largest resort in the northeast with just under 1.0 million skier visits in the 2004-05 ski season,  Steamboat, the 8th largest resort in the United States with just under 1.0 million skier visits in the 2004-05 ski season, and Sunday River and Mount Snow, which together with Killington comprised 3 of the 5 largest resorts in New England during the 2004-05 ski season.

Steamboat.  Steamboat is the eighth largest ski resort in the United States generating approximately 972,000 skier visits in the 2004-05 ski season.  The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado.  Steamboat is serviced during the ski season by 5 major airline carriers with nonstop flights from eight cities, with convenient connections nationwide.  The area consists of approximately 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and approximately 245 acres of private land which we own, license, or lease from third parties, which are located at the base of the ski area.  Steamboat consists of 2,939 acres of skiable terrain and receives a significant amount of natural dry snow, averaging 305 inches annually over the past 6 ski seasons.  Steamboat is a year-round resort offering hiking, mountain biking, and various other summer amenities.

The Canyons.  The Canyons ski resort, which is located in the Wasatch Range of the Rocky Mountains, adjacent to Park City, Utah, is one of the most accessible destination resorts in the world, with the Salt Lake City International Airport only 32 miles away via direct major state highway access. The Canyons generated approximately 403,000 skier visits in the 2004-05 ski season and is located adjacent to the Utah Winter Sports Park, which served as the venue for the ski jumping, bobsled, and luge events in the 2002 Winter Olympic Games.  The Canyons consists of 3,500 acres of skiable terrain and receives significant amounts of natural snow, averaging 317 inches annually over the past 6 seasons.  The Canyons is a year-round resort offering hiking, mountain biking, and various other summer amenities.  The current master development plan for The Canyons includes entitlements for approximately 5 million square feet of development.  We believe that The Canyons continues to have significant growth potential due to its proximity to Salt Lake City and Park City, its expansive ski terrain, and its extensive real estate development opportunities.

Killington.  Killington, located in central Vermont, is the largest ski resort in the northeastern region of the United States and the seventh largest in the United States, generating approximately 986,000 skier visits in the 2004-05 ski season.  Killington is a seven-mountain resort consisting of 1,182 acres of skiable terrain.  We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national, and international clientele.  Killington is a year-round resort offering complete golf amenities, including an 18-hole championship golf course, a driving range, mountain biking, hiking, water slides, and an alpine slide.

Sunday River.  Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is the fourth largest ski resort in New England with approximately 525,000 skier visits during the 2004-05 ski season.  Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain.  We have development plans for a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units and 1.1 million square feet of total development.  Sunday River is a year-round resort offering hiking and various other summer amenities.  We entered into an agreement with an unrelated third party for the construction, development, and operation of an 18-hole championship golf course, designed by Robert Trent Jones, Jr., in the Jordan Bowl area which was opened during the summer of 2005.  We believe that the golf course project will further enhance the value and attractiveness of the Sunday River resort as well as real estate development opportunities controlled by us.

Mount Snow.  Mount Snow, located in West Dover, Vermont, is the fifth largest ski resort in New England with approximately 524,000 skier visits in the 2004-05 ski season and consists of 757 acres of skiable terrain.   Mount Snow is the southernmost of our eastern resorts and is the closest major Vermont ski resort to the New York metropolitan area.  A large percentage of the skier base for Mount Snow originates from Massachusetts, Connecticut, New York, and New Jersey.  Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools, two of which we operate and the other that we franchise in the eastern United States.  After the conclusion of the 2004-05 ski season, we sold the Haystack resort which was a part of Mount Snow.  The statistics above include the results of the Haystack resort.  The sale of Haystack is expected to reduce skier visits to our resorts by approximately 31,000 in the upcoming ski season.  See “Item 7” below.

Sugarloaf/USA.  Sugarloaf/USA, located in the Carrabassett Valley of Maine, is the eighth largest ski resort in New England with approximately 366,000 skier visits in the 2004-05 ski season.  Sugarloaf/USA is a single mountain with a 4,237-foot summit, a 2,820-foot vertical drop and 1,410 acres of skiable terrain.  Sugarloaf/USA offers large ski-in/ski-out base villages, containing numerous restaurants, retail shops and lodging facilities, including a Grand Summit Hotel.  Sugarloaf/USA is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast.  As a destination resort, Sugarloaf/USA has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C., and Canada.  Sugarloaf/USA also leases and operates an 18-hole championship golf course which was designed by Robert Trent Jones, Jr. and is consistently rated one of the top 100 public golf courses in the United States by Golf Digest and is the #1 rated public course in New England according to the New England Golf Journal.

Attitash.  Attitash is one of New Hampshire’s premier family vacation resorts.  Its 12 lifts (including three quad chairs) constitute one of New Hampshire’s largest lift networks.  During the 2004-05 ski season, Attitash generated approximately 211,000 skier visits.  Attitash consists of 280 acres of skiable terrain and is located in the heart of the Mount Washington Valley which boasts over 200 factory outlet stores, hundreds of bars and restaurants, and a large variety of lodging options, including a 143-room slopeside Grand Summit Hotel and Conference Center which we operate.  Attitash is a year-round resort offering mountain biking, a water park, alpine slide, and various other summer amenities, and benefits from its close proximity to major metropolitan populations.

Real Estate Properties.  We retain ownership of the front desk, retail space, restaurants, and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.  We continue to market and sell our inventory of developed units at our Grand Summit Hotels at Steamboat and Sugarloaf.  We have sold all of our existing inventory of developed units at each of our remaining Grand Summit Hotels.

In addition to our revenue producing properties, we own a significant amount of non-operating assets, the majority of which are comprised of land available for development or sale.  While we do not engage in real estate development as a core business focus, from time to time we elect to sell such properties in order to generate cash for use in debt repayment, to finance capital spending projects at the resort level and to facilitate further development of bed base at our resorts.  We also develop certain real estate projects ourselves when they require a relatively small capital outlay in relation to the projected return from sales.

Leased or Otherwise Committed Properties

Our operations are dependent upon our ownership or long-term control over the skiable terrain located within each resort.  The following summarizes certain non-owned real estate critical to ski operations at each of our resorts.  We believe each of the following leases, permits, or agreements is in full force and effect and that we are entitled to their benefit.  See “Certain Considerations – A significant portion of our ski resorts are operated under leases or forest services permits” in Part I for additional discussion of our leases and forest service permits.

Sunday River leases approximately 1,500 acres, constituting a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030.  The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee.  This lease was amended on January 23, 1998 to allow Sunday River to purchase portions of the leased property for real estate development at a predetermined amount per acre.  We own an undivided one-half interest in the fee title underlying the leased parcel.

Mount Snow leases approximately 893 acres, constituting a substantial portion of its skiable terrain, pursuant to a special use permit granted by the United States Forest Service. The permit has a 40-year term expiring December 31, 2029 and is subject to renewal for an additional 30-year term at the option of Mount Snow if various conditions are satisfied.

Attitash uses approximately 280 acres of its skiable terrain pursuant to a special use permit issued by the United States Forest Service.  The permit has a 40-year term expiring July 18, 2034 and is renewable subject to given conditions.  In addition, Attitash leases a portion of its parking facilities under a lease expiring December 31, 2014.

Killington leases approximately 1,100 acres from the state of Vermont.  A portion of that property constitutes a substantial amount of Killington’s skiable terrain.  The initial lease was for a 10-year term which commenced in 1960 but contains nine 10-year renewal options.  Killington exercised the renewal option in 1970, 1980, 1990, and 2000.  Assuming continued exercise of the renewal options, the lease will ultimately expire in the year 2060.  The lease is subject to a buy-out option retained by the state of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the state of Vermont has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although we have not had confirmation from state of Vermont officials, we have no reason to believe that the State of Vermont intends to exercise the buy-out option at that time.

Killington leases from Farm & Wilderness, Inc., a Vermont non-profit corporation, the right to withdraw water for snowmaking purposes from the Woodward reservoir and transport the water over land owned by the lessor.  The lease has an initial term of 15 years, ending on December 31, 2012.   Killington has the right to renew the lease for three renewal terms of 25 years each.

Killington also leases from SP Land Company, LLC (“SP Land”) the right to use certain parking facilities and a golf course clubhouse at the Killington resort.  The parking facilities are leased for a period of 25 years, ending on March 31, 2029, although the lessor has the right to terminate the lease upon 12 months prior notice to Killington as to any portion of the property which the lessor then intends to develop.  The lessor delivered this notice in April, 2005, and Killington is presently engaged in permitting efforts for replacement parking. There can be no assurance that the replacement parking will be in place before it is needed.  However, Killington has created contingency plans to provide supplemental parking should replacement parking be delayed. The golf course clubhouse and certain parking ancillary thereto are leased for a period of 25 years, also ending on March 31, 2029.  This lease automatically renews for up to 10 successive 10-year periods unless Killington provides prior notice of its intent to terminate the lease.

Sugarloaf/USA leases the Sugarloaf golf course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000.  The lease term expires November 2023.  Sugarloaf/USA has an option to renew the lease for an additional 5-year term.

The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC.  The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each.  The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights.  Under the agreement, we pay a cost of 5.5% of the full capitalized cost of development in the case of certain administrative and skier services space as defined by the agreement and 11% of the full capitalized cost of the development for any remaining parcels that we retain or intend to resell.  The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration.  Our lease ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis.  The Canyons also holds an easement for ski terrain from the Osguthorpe family under a long-term easement agreement with a term expiring on August 14, 2024.

Steamboat uses approximately 3,486 acres, a substantial portion of which is skiable terrain, pursuant to a special use permit issued by the United States Forest Service which expires on August 31, 2029.  Under Steamboat’s existing master plan, an additional 958 acres of contiguous National Forest lands can be added to the permitted area.

Steamboat licenses the use of a portion of its base area operations from Steamboat Partners II, LLC (“Steamboat Partners”) (an unrelated third party).  The license terminates automatically upon commencement of physical development of the subject parcel by Steamboat Partners.  Steamboat also licenses certain overflow parking areas from Steamboat Partners for use during the ski season under a perpetual license.  Under the license, Steamboat

Partners has the right to relocate the overflow parking to structured parking facilities constructed by Steamboat Partners.

The United States Forest Service can terminate most of our special use permits if it determines that termination is required in the public interest.  However, to our knowledge, no recreational special use permit or term special use permit for any major ski resort then in operation has ever been terminated by the United States Forest Service over the opposition of the permit holder.

Resort Revenues

Our resort revenues are generated from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities, and miscellaneous other sources.  Lift ticket sales (including season pass sales) represent the single largest source of resort revenues and produced approximately 45% of total resort segment revenue for fiscal 2005.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for more information about the sources of our resort revenues for the last three fiscal years.

Lift Ticket Sales.  We manage the yield and features of our lift ticket programs and products in order to increase and maximize ticket revenues and operating margins.  Lift ticket programs include packages offered with accommodations in order to maximize total revenue.  We offer a wide variety of incentive-based lift ticket programs designed to maximize skier visits during non-peak periods, to attract specific market segments, and to leverage the competitive advantage of our extensive resort network.

Season Passes.  We have traditionally attracted high frequency skiers to each of our resorts with season passes, which allow skiers unlimited access to lifts at each respective resort on any day of the week throughout the ski season.  We also offer ticket products to our customers that are valid at many, if not all, of our resorts.  Examples of these innovative programs are the Ski America Pass, which allows unlimited skiing at any of our seven resorts, the Ultimate 7 College Pass, which allows the full-time college student to ski any of our seven resorts nationwide, the All for One Pass, which can be used at any of our five eastern resorts and is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of eastern resorts, and the mEticket, which is a flexible non-consecutive multi-day ticket valid at all seven resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price discount for purchasing early.  We believe that these and other product introductions enhanced our fiscal 2005 season pass revenues, served to mitigate the in-season variability associated with day ticket sales, acted as a hedge against early season marginal snow fall, and improved our market share in the region.

Food and Beverage.  We own and operate a substantial majority of the food and beverage facilities at our resorts, with the exception of the Sugarloaf/USA resort, which is under a long-term concession contract with an unrelated third party.  Our food and beverage strategy involves providing a wide variety of restaurants, bars, cafes, cafeterias, and other food and beverage outlets at our resorts.  Over the past two years, we have made substantial improvements in the quality, consistency, and profitability of our food and beverage operations.  We currently own and operate over 80 different food and beverage outlets.  We directly or indirectly control the substantial majority of our on-mountain and base area food and beverage facilities, which we believe allows us to capture a larger proportion of guest spending.

Retail Sales.  We own approximately 70 retail and ski rental shops operating at our resorts.  The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships.  On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits.  In addition, all sales locations offer our own branded apparel which generally provides higher profit margins than other retail products.  In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment, and warm weather apparel.

Lodging and Property Management.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat), and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.  During the 2004-05 ski season, our lodging departments managed approximately 3,100 lodging units at our resorts.  The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping, and brokerage operations.  The Steamboat Grand Resort Hotel and the Grand Summit Resort Hotel at The Canyons have gained widespread recognition for delivering elite levels of guest service and amenities, both of which were awarded the Four Diamond designation by the Automobile Association of America (“AAA”).  This distinction places them in a select group comprising less than 3% of the estimated 30,000 AAA-rated lodging establishments nationwide.

Skier Development. Our Guaranteed Learn to Ski Program was one of the first skier development programs to guarantee that a customer would learn to ski in one day.  The success of this program led to the development of “Perfect Turn,” which we believe was the first combined skier development and marketing program in the ski industry.  Perfect Turn ski professionals receive specialized instruction in coaching, communication, and skiing, and are trained to sell related products, cross-sell other resort goods and services, and real estate.  At all of our resorts, we operate a variety of skier and snowboarder development programs for young children, teenagers, and adults.

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

Improve Snowmaking Capabilities.  Our snowmaking capabilities and coverage at our Eastern resorts are already well-known within the industry. We plan to expand our snowmaking capabilities with equipment featuring new low energy technology.   This equipment is significantly more efficient at higher temperature levels, thus providing better snow coverage within a wider range of temperatures typically experienced in the early part of the ski season.  Additionally, as snowmaking is the most significant component of electricity and fuel costs at our Eastern resorts, this equipment will enable us to effectively reduce these costs.

Increase Revenues Per Skier.  We intend to continue to increase our revenues per skier by increasing our average revenues per ticket, expanding our revenue sources at each resort, and enhancing the effects of our on-mountain and in-market marketing efforts.  To meet our goals, we are: (1) continuing to offer multi-resort ticket products; (2) integrating more closely the sales staff with resort management teams; and (3) providing a more comprehensive vacation planning experience through enhanced Internet store-fronts.  We continue to expand and enhance our facilities, services, and product offerings in our retail, food and beverage, equipment rental, skier development, and lodging and property management operations.  In addition, we believe that our enhanced in-market programs and continued cross selling of products and programs, such as our frequent skier and multi-resort programs, to resort guests will increase our resort revenues and profitability and further diversify our revenue sources.

We offer ticket products to our customers that are valid at many, if not all of our resorts.  Examples of these innovative programs are the Ultimate 7 College Pass, which allows the full-time college student to ski at any of our seven ski resorts nation-wide; and the mEticket, which is a flexible multi-day ticket valid at all seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price break for purchasing early.  The mEticket program is a nation-wide program targeted at retaining skiers who ski 6 to 12 days each season, which our research indicates represents the majority of the ski population.  Beginning with the 2004-05 ski season, we created the “All for One” Pass which can be used at any of our five Eastern resorts.  This product is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of Eastern resorts.  The introduction of this product last year enhanced our season pass revenues and also served to mitigate the in-season variability associated with day ticket sales, and improve our market share in the region.  By giving guests an incentive to purchase their tickets for the year early in the ski season with the special values offered by the Ultimate 7 College Pass, the mEticket program, and the “All for One” Pass, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

Continue to Build Brand Awareness and Customer Loyalty and to Improve our Guests Experience.  Our marketing programs build on and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty.  We have established joint marketing programs with major corporations such as Sprint, Mobil, Anheuser-Busch, American Express, Charles Schwab, Quaker Oats/Gatorade, Pepsi/Mountain Dew, Red Bull,  Rossignol, Nestle Waters/Poland Spring, Nature Valley, LL Bean and Starbucks.  We believe these joint marketing programs give us a high-quality image and strong market presence, as well as access to operational and marketing resources on both a regional and national basis.  We believe that our customer loyalty can be increased through guest service initiatives used to support brand differentiation and our continued industry leadership in the areas of snowmaking and snow grooming.  Additionally, we have begun a companywide initiative to further promote on-hill safety, including:

•      Increase the education of skiers and riders about the risks of unsafe skiing and riding,

•      Establish stricter policy enforcement for reckless skiing,

•      Provide on-mountain safety communications in resort brochures and other marketing collateral materials, and

•      Support public efforts where appropriate for legislation of tougher reckless skiing/riding laws and regulations.

Continued Focus on Cost Management.  We believe we have made significant progress in increasing the variability of our cost structure during the last three operating seasons, which allows us to more effectively adjust operation levels to meet in-season demand fluctuations.  We are further refining our seasonal staffing model to minimize our year-round cost structures.  We continue to work on improving our ability to control and more quickly manage the ramp-up and ramp-down of our resort operations during the customary beginning and ending of our resort operating season based upon ski conditions and expected visitation levels.  In addition, we have recently implemented cost management plans related to property/casualty insurance and mountain operations.  Additionally, we are working to more effectively instill best workplace safety practices to ensure our employees’ safety while on the job and to decrease our workers’ compensation costs.  We have sophisticated computerized snowmaking control systems at our Eastern resorts, which allow us to optimize snowmaking production while controlling related energy costs.

Expand Golf and Convention Business.  Sugarloaf/USA, Killington, Mount Snow, and Sunday River all operate championship resort golf courses.  The Sugarloaf/USA course, designed by Robert Trent Jones, Jr., has been consistently rated as one of the top 100 public courses in the country according to Golf Digest and the #1 public course in New England according to the New England Golf Journal.  Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools, two of which we operate and the other that we franchise in the eastern United States.  We entered into an agreement with an unrelated third party for the construction, development, and operation of a golf course at Sunday River, designed by Robert Trent Jones, Jr.  The course was opened during the summer of 2005.  Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business, as well as our real estate development operations.  We also have opportunities to develop golf courses at The Canyons and Attitash.  We are aggressively continuing to expand our in-season and off-season convention business by improving the quality, size, and compensation systems of our sales and marketing staff.

Capitalize on Real Estate Growth Opportunities.  We creatively enter into opportunities with developers to utilize our existing real estate holdings to help expand the bed count, service offerings, and infrastructure of our resorts, while making minimal capital expenditures.  For example, we are engaged in specific discussions with private real estate developers to develop land holdings in exchange for funding capital expenditure projects for new lifts and mountain access points at several of our resorts.  We also develop and sell single-family lot projects at our resorts which satisfy customer demand while allowing us to pre-sell lots with a minimum of risk capital to us.  The proceeds from these real estate projects allow us to increase on-mountain capital spending and further reduce our outstanding indebtedness.

Real Estate Properties and Real Estate Development Activities

We own considerable developable real estate properties (both in acreage and value), which we offer for sale from time to time.  We continue to market and sell our inventory of developed units at our Grand Summit Hotels at Steamboat and Sugarloaf.  We have sold all of our existing inventory of developed units at each of our remaining Grand Summit Hotels.  In addition to our revenue producing properties, we own a significant amount of non-operating assets, the majority of which are comprised of land available for development or sale.  While we do not engage in real estate development as a core business focus, from time to time we elect to sell such properties in order to generate cash for use in debt repayment, to finance capital spending projects at the resort level and to facilitate further development of bed base at our resorts.  We also develop certain real estate projects ourselves when they require a relatively small capital outlay in relation to the projected return from sales. The continued development of commercial and residential real estate at or adjacent to our resorts helps us to drive increased revenues, skier visits, and summer guests to the mountain resorts.

In addition to developable real estate, we also operate and manage multiple on-mountain lodging properties at each of our resorts.  As a result of past real estate development activities, we have retained ownership of the front desk, retail space, restaurants, and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries.  Our resort companies currently own and operate the commercial cores of seven Grand Summit Hotels (two at Sunday River and one each at Killington, Mount Snow, The Canyons, Attitash and Sugarloaf/USA) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge).  Our resort company also operates and manages the commercial core of the Steamboat Grand Summit hotel owned by our real estate company (see below).  In addition, we own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties.

Grand Summit Hotels.  The Grand Summit Hotel is an interval ownership product which is a signature element of our resorts.  Each hotel is a condominium complex consisting of fully furnished residential and commercial units with a spacious atrium lobby, one or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool (except Sugarloaf/USA), and other recreational amenities.  Residential units in the hotel are sold in quarter and eighth share interests.  The balance of the hotel, including restaurants, retail space, and conference facilities, is typically retained by us and managed by the host resort.  The initial sale of quarter and eighth share units generates revenue for the real estate segment, and our resort segment generates a continuing revenue stream from operating the hotel’s retail, restaurant, and conference facilities and from renting interval interests when not in use by their owners.

We continue to develop and market to third parties development sites for townhomes, single family projects, and whole ownership condominium hotels, most recently at our Killington, Mount Snow, Sunday River and Sugarloaf/USA resorts.

Local approvals for our real estate development plans are at various stages of completion.  With the exception of The Canyons and Killington, local approvals are on a parcel by parcel basis and in most cases are subject to final approval by local and/or state officials.

•  The Canyons:  Pursuant to our November 1999 approved master plan, density for the residential units and commercial development for our 15-year master plan has been approved.  As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans.  See “Certain Considerations – Our business is subject to heavy environmental and land use regulation” in Part I for additional discussion regarding the status of our master plan permits at The Canyons.

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

Alpine Resort Industry

The alpine resort industry has achieved strong performances in the past five seasons, including the four best seasons ever recorded all occurring during this timeframe.   During the 2004-05 ski season, approximately 492 ski areas in the United States generated approximately 56.9 million skier visits, down slightly by 0.3% from 2003-04 and down 1.2% from the record 57.6 million total skier visits in 2002-03.  As compared to their 10-year averages, all U.S. regions, except for the Pacific West, performed above their averages during the 2004-05 ski season, including the Northeast (up 5.3%), Southeast (up 7.7%), Midwest (up 5.3%), and Rockies (up 4.6%).  Skier visits in the northern areas of the Pacific West region were significantly off due to extremely unfavorable weather conditions throughout most of the season, while the southern areas of the region were well above their averages due to an abundance of snow.  In addition, since the 2000-01 ski season, season pass sales have increased approximately 32%.

The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development.  Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America.  The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 492 in 2005, although the number of skier visits has remained relatively flat, other than the recent growth trend.  Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented.  We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is possible as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2004-05 ski season:

Geographic Region	2004-05 Total Skier Visits* (in millions)	Percentage of Total Skier Visits	Skier Visits at Company Resorts (in millions)	Company Regional Market Share	Company Resorts
Northeast	13.7	24.1%	2.6	19.0%	Killington/Pico, Mount Snow/Haystack(1), Sunday River, Sugarloaf/USA, Attitash
Southeast	5.5	9.7%	—	—
Midwest	7.5	13.2%	—	—
Rocky Mountain	19.6	34.4%	1.4	7.1%	Steamboat, The Canyons
Pacific West	10.6	18.6%	—	—
U.S. Overall	56.9	100.0%	4.0	7.0%

(*) Source:  Kottke National End of Season Survey 2004/05 Final Report.

(1) After the conclusion of the 2004-05 ski season, we sold the Haystack ski resort, which is included in Mount Snow ski resort statistics above.  See “Item 7” below.

United States ski resorts range from small operations, which cater primarily to day skiers from nearby population centers, to larger resorts that attract both day skiers and destination resort guests.  We believe that day skiers focus primarily on the quality of the skiing and travel time, while destination travelers are attracted to the total ski and riding experience, including the non-skiing amenities and activities available at the resort, as well as the perceived overall quality of the vacation experience.  Destination guests generate significantly higher resort operating revenue per skier day than day skiers because of their additional spending on lodging, food and beverages, and other retail items over a multiple-day period.

The ski industry has enjoyed solid growth over the past quarter of a century, including a notable rebound in recent years from the overall participation trough experienced in 2000.  Baby boomers that drove the industry growth in the 1960’s and 1970’s are entering peak spending years, generating significantly more travel volume than other demographic groups.  These baby boomers have above average household income and their numbers are expected to grow through 2012, according to the U.S. Department of Commerce.  According to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased steadily until the 2003-04 ski season, when approximately 28.8% of total skier visits were from snowboarders.  In the 2004-05 ski season, the percentage remained essentially unchanged. Although the explosive growth in snowboarders has slowed, this market segment will continue to be important and welcomed to all our resorts, as its lower-than-average age members are key influencers in the choice of resorts and are critical to the future of our resorts.

We believe that we are well positioned to capitalize on certain trends and developments affecting the alpine resort industry in the United States.  These trends and developments include:

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

Competition

The ski industry is highly competitive.  We compete with mountain resort areas in the United States, Canada, and Europe.  We also compete with other recreation resorts, including warm weather resorts, for vacationers.  In order to broaden customer base, we market our resorts regionally, nationally, and internationally.  Our prices are directly impacted by the number and variety of alternatives presented to skiers in these markets and we look to provide competitive prices and ski packages comparable with other leading resorts.

Our most significant competitors are resorts that are well capitalized, well managed, and have significant capital improvement and resort real estate development programs.  While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, including the Company, which own the leading ski areas. These other major corporations include the operators of Whistler Blackcomb, Copper Mountain, Vail, Beaver Creek, Heavenly, Mammoth Mountain and Stratton.

Employees and Labor Relations

We currently employ approximately 1,300 full-time, year-round employees supporting our resort and real estate operations, including corporate personnel.  At peak season last year, we employed approximately 8,300 employees.  Less than 1% of our employees are unionized.  We believe that we enjoy satisfactory relations with our employees.

Government Regulation

Our resorts are subject to a wide variety of federal, state, regional, and local laws and regulations relating to land use, environmental/health and safety, water resources, air and water emissions, sewage disposal, and the use, storage, discharge, emission, and disposal of hazardous materials and hazardous and non-hazardous wastes, and other environmental matters.  While we believe that our resorts are currently in material compliance with all land use and environmental laws, any failure to comply with these laws could result in costs to satisfy environmental compliance, remediation requirements, or the imposition of severe penalties or restrictions on operations by government agencies or courts that could adversely affect our operations.

We believe that we possess all the permits, licenses, and approvals from governmental authorities material to our operations as they currently exist.  We have not received any notice of material non-compliance with permits, licenses, or approvals necessary for the operation of any of our properties, with the exception of our Development Agreement at The Canyons, where we have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve compliance issues.  See “Certain Considerations - Our business is subject to heavy environmental and land use regulation” in Part I for additional discussion regarding the status of our master plan permits at The Canyons.

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

We are highly leveraged.  As of September 30, 2005, we had $673.7 million of total indebtedness outstanding, including $251.1 million of secured indebtedness and $319.4 million in redeemable preferred stock (liquidation value).

Our high level of debt affects our operations in several important ways.  First of all, we will have significant cash requirements to service our debt, which will in turn reduce the funds available for our operations and capital expenditures.  A decrease in the availability of funds will make us more vulnerable to adverse general economic and industry conditions.  Secondly, the financial covenants and other restrictions contained in our debt agreements require us to meet certain financial tests and restrict our ability to raise additional equity capital, borrow additional funds, make capital expenditures, or sell our assets.  Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business could leave us with no cash availability.

Although we believe we have sufficient liquidity to fund our operations through fiscal 2006, our ability to make scheduled payments or refinance our debt and preferred stock obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business, and other factors.  Some of these factors are beyond our control.  There can be no assurance that our operating results, cash flows, and capital resources will be sufficient to pay our indebtedness.  If our operating results, cash flows, or capital resources prove inadequate, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt and other obligations.  We also could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital.  There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

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

We also have significant future capital requirements with respect to the retirement of debt and other securities.  For example, the $85.0 million First Lien Term Loan requires 23 quarterly principal payments of $212,500 and a final payment of $80.1 million in November 2010.  The $105.0 million Second Lien Term Loan matures in November 2011 with principal due on maturity.  Additionally, the New Junior Subordinated Notes of $76.7 million are due in 2012 and the 11.302% Junior Subordinated Notes of $19.0 million are due May 2012, both accruing interest which is not due in cash until maturity. Furthermore, the First and Second Lien Term Loans and a $40.0 million Revolving Facility (collectively, the “Resort Senior Credit Facility”) require quarterly interest payments.  Our preferred stock must be redeemed in accordance with its terms.  This includes our 12% Series C-1 convertible participating preferred stock (the Series C-1 Preferred Stock) which is mandatorily redeemable in July 2007, and our 15% Series C-2 preferred stock (the Series C-2 Preferred Stock) which is mandatorily redeemable in July 2007.  There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock in the foreseeable future.  Failure to do so could have a material adverse effect on our business.  See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of these payments.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal.  For fiscal 2005, we realized approximately 89% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April.  In addition, a significant portion of resort segment revenues and approximately 20% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2005.  Also, our resorts typically experience operating losses and negative cash flows for the period from May to mid-November.  During the seven-month period from May through November 2004, for example, we had operating losses from resort segment operations aggregating $102.0 million and negative cash flows from resort segment operating activities aggregating $31.6 million.  These losses from resort segment operations included write off of financing costs and costs related to the extinguishment of the senior subordinated notes of $6.0 million and non-cash interest and dividends on mandatorily redeemable preferred stock of $30.6 million included in interest expense.  There can be no assurance that we will be able to finance our capital requirements from external sources during the period from May through

November.

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

We operate in a highly competitive industry which makes maintaining our customer base difficult.

The skiing industry is highly competitive and capital intensive.  Our competitors include major ski resorts throughout the United States, Canada, and Europe as well as other worldwide recreation resorts, including warm weather resorts and various alternative leisure activities.  Our competitive position depends on a number of factors, such as our proximity to population centers, the availability (including direct flights by major airlines) and cost of transportation to and within a resort, natural snowfall, the quality and coverage of snowmaking operations, resort size, the attractiveness of terrain, lift ticket prices, prevailing weather conditions, the appeal of related services, the quality and the availability of lodging facilities, and resort reputation.  In addition, some of our competitors have stronger competitive positions and relative ability to withstand adverse developments.  Our competitors may be successful in capturing a portion of our present or potential customer base.

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

Our development activities at The Canyons in Utah are governed by permits issued pursuant to a Development Agreement with local authorities.  The Development Agreement requires us to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits.  In particular, the Development Agreement requires that we ensured completion of a golf course at The Canyons by November 2002.  This golf course has not yet been completed, and the local authorities have advised us that this failure potentially constitutes a default under the Development Agreement.  We are working with the local authorities to address this failure and reassess the appropriate timing for compliance with this performance benchmark. Our failure to satisfy local regulatory authorities with respect to these matters may result in our inability to obtain additional permits under the Development Agreement and could significantly adversely impact our ability to meet our business and revenue expansion goals at The Canyons.  Defaults under the Development Agreement could also subject us to risk of litigation with third parties whose development plans are adversely impacted by the delay or loss of permits under the Development Agreement by virtue of our failure to meet performance benchmarks.

A disruption in our water supply would impact our snowmaking capabilities and impact our operations.

Our operations are heavily dependent upon our ability, under applicable federal, state, and local laws, regulations, permits, and licenses, or contractual arrangements, to have access to adequate supplies of water with which to make snow and otherwise conduct our operations.  There can be no assurance that applicable laws and regulations will not change in a manner that could have an adverse effect on our operations, or that important permits, licenses, or agreements will not be canceled or will be renewed on terms as favorable as the current terms.  Any failure to have access to adequate water supplies to support our current operations and anticipated expansion would have a material adverse effect on our financial condition and results of operations.

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

Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.  Our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources and to engage in successful real estate development (either directly or through third parties).  In addition, the Resort Senior Credit Facility limits the amount of non-real estate capital expenditures we can make.  To the extent that we are prohibited from making capital expenditures or are unable to obtain the funds to do so with cash generated from operating activities, or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected.

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

Our company is controlled by a small number of principal stockholders.

As a result of a stockholders’ agreement and the terms of the preferred stock held by Oak Hill Capital

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

We lease a significant portion of the land underlying our ski resorts or use them pursuant to renewable permits or licenses.  If any of these arrangements were terminated or not renewed on expiration, or renewed on terms materially less favorable to us, our ability to possess and use the land would be impaired.  A substantial portion of the skiable terrain at our Attitash, Mount Snow, and Steamboat ski resorts is federal land that is used under the terms of permits with the United States Forest Service.  The permits give the United States Forest Service the right to review and comment on the location, design, and construction of improvements in the permit area and on certain other operational matters.  The permits can also be terminated or modified by the United States Forest Service to serve the public interest or in the event we fail to perform any of our obligations under the permits.  Otherwise, the Company has the right to renew these leases.  A termination or modification of any of our permits could have a material adverse affect on our results of operations.

On September 29, 2005, we received a notice from Wolf Mountain Resorts, LC, one of our landlords at The Canyons, stating that we had failed to perform two of our obligations under the Ground Lease with Wolf Mountain; specifically an obligation to transfer title to an as-of-yet unplatted subdivision to the Landlord and an obligation to provide a leasehold mortgage on our interest in a separate lease at The Canyons to secure certain obligations under the Wolf Mountain lease.  The Company is aware of and is diligently pursuing completion of each of these obligations within the 60 day pre-default cure period.  The land under the Ground Lease with Wolf Mountain constitutes a significant portion of our ski terrain and developmental land at The Canyons.  Although management is confident that the obligations raised in the notice from Wolf Mountain will be fully satisfied within the 60 day cure period, there can be no assurance that each of these items will be cured in such timeframe and any disruption in our rights under the Wolf Mountain lease would have significant adverse effects on our financial results for so long as such disruption continued.

Item 3

Legal Proceedings

On April 22, 2003, we were sued in Utah state court by Westgate Resorts, Ltd. (“Westgate”) for breach of contract and other related claims arising from disputes involving two contracts between us and Westgate.  Generally, Westgate has alleged that the Company has breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.  It is not currently feasible to quantify the damages being sought in this action.  On May 13, 2003, we answered Westgate’s complaint and filed a counterclaim alleging, among other things, that Westgate was in default on a joint promotional agreement with the Company for failing to purchase approximately $2.0 million (now over $4.0 million) in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by the Company.  Limited discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.

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

Item 4

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5

Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the Over The Counter Bulletin Board under the symbol “AESK”.  Our Class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock.  As of October 1, 2005, 31,738,183 shares of our common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock held by one holder and 16,977,653 shares were common stock held by approximately 9,000 holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board, as applicable.

American Skiing Company Common Stock (AESK)

	Fiscal 2004		Fiscal 2005
	High	Low	High	Low

1st Quarter	$0.22	$0.09	$0.25	$0.12
2nd Quarter	0.20	0.10	0.70	0.23
3rd Quarter	0.16	0.10	0.48	0.25
4th Quarter	0.15	0.10	0.33	0.27

Market Information

We have not declared or paid any cash dividends on our capital stock.  We intend to retain earnings, to the extent that there are any, to reduce our debt and to support our capital improvement and growth strategies.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends, if any, will be at the discretion of our board of directors after they take into account various factors, such as our financial condition, operating results, current and anticipated cash needs and plans for capital improvements and expansion.  Each of the indentures governing our New Junior Subordinated Notes, our Resort Senior Credit Facility, and the terms of our Series C-1 Preferred Stock and Series C-2 Preferred Stock contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests.  See Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Item 6

Selected Financial Data

The following selected historical financial data has been derived from our consolidated financial statements as audited by KPMG LLP.  This data, excluding consolidated statements of cash flows data, has been restated to reflect Heavenly as discontinued operations and also includes certain reclassifications to be consistent with the current year presentation.

	Historical Year Ended (1)(2)
	July 29, 2001	July 28, 2002	July 27, 2003	July 25, 2004	July 31, 2005
	(in thousands, except per share and per skier visit amounts)
Consolidated Statements of Operations Data:
Net revenues:
Resort (3)	$275,686	$243,842	$251,638	$250,706	$267,314
Real estate	96,864	28,274	12,898	33,405	9,163
Total net revenues	372,550	272,116	264,536	284,111	276,477

Operating expenses:
Resort	187,715	166,968	168,010	167,518	173,855
Real estate	93,422	30,091	12,166	24,661	7,185
Marketing, general and administrative	49,011	46,699	49,645	54,801	50,439
Merger, restructuring and asset impairment charges (4)	76,015	111,608	1,451	137	—
Depreciation and amortization	34,941	26,238	27,513	26,477	31,798
Write-off of deferred financing costs	—	3,338	2,761	—	5,983
Total operating expenses	441,104	384,942	261,546	273,594	269,260

Operating income (loss)	(68,554)	(112,826)	2,990	10,517	7,217
Other income (expense):
Interest expense, net	(56,472)	(54,752)	(47,364)	(87,603)	(81,668)
Gain on sale of Haystack resort	—	—	—	—	822
Increase in fair value of interest rate swap agreement	—	—	—	—	314
Gain on extinguishment of debt	—	—	—	23,091	—
Gain on transfer of assets associated with extinguishment of debt	—	—	—	25,493	—

Loss from continuing operations before accretion of discount, preferred stock dividends, and cumulative effects of changes in accounting principles	(125,026)	(167,578)	(44,374)	(28,502)	(73,315)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(23,357)	(32,791)	(37,644)	—	—
Loss from continuing operations attributable to common shareholders before cumulative effects of changes in accounting principles	$(148,383)	$(200,369)	$(82,018)	$(28,502)	$(73,315)
Net loss attributable to common shareholders	$(141,572)	$(206,710)	$(82,018)	$(28,502)	$(73,315)
Basic and diluted net loss from continuing operations per share attributable to common shareholders	$(4.86)	$(6.34)	$(2.59)	$(0.90)	$(2.31)
Basic and diluted net loss per share attributable to common stockholders	$(4.64)	$(6.54)	$(2.59)	$(0.90)	$(2.31)

Consolidated Balance Sheets Data:
Total assets	$807,038	$521,993	$475,305	$430,800	$422,934
Long-term debt and redeemable preferred stock, including current maturities	638,620	582,096	638,928	603,563	653,682
Common shareholders’ equity (deficit)	44,826	(155,305)	(237,295)	(240,962)	(314,277)

Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$44,576	$(1,092)	$(7,999)	$22,160	$34,558
Cash flows provided by (used in) investing activities	(23,390)	94,683	(4,658)	(7,359)	(11,940)
Cash flows provided by (used in) financing activities	(19,679)	(98,259)	12,329	(17,130)	(20,669)

Other Data:
Skier visits (000’s)(5)	4,430	3,756	3,977	3,887	3,987
Resort revenues per skier visit	$62.23	$64.92	$63.27	$64.50	$67.05

(1)   The historical data above does not reflect the financial position and results of operations for our Heavenly resort (Heavenly).  The financial data for Heavenly is reflected as discontinued operations because Heavenly was sold during fiscal 2002.

(2)   The historical data above includes the financial position and results of operations for the Haystack resort, which was part of the Mount Snow resort.  The Haystack resort was sold in June 2005.  The financial data for the Haystack resort is not reflected as discontinued operations as it does not meet the requirements in SFAS No. 144.

(3)   Resort revenues represent all revenues, excluding revenues generated by the sale of real estate interests.

(4)   During fiscal 2001, we recognized the following merger, restructuring, and asset impairment charges: a $52.0 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as assets held for sale as of July 29, 2001; a $15.1 million asset impairment charge related to the assets at our Sugarbush resort that are classified as assets held for sale as of July 29, 2001; a $3.6 million charge related to our terminated merger with MeriStar Hotels and Resorts, Inc; $4.0 million in employee separation, legal, and financial consulting charges related to our strategic restructuring plan; and a $1.3 million impairment charge to net realizable value in the fourth quarter of fiscal 2001 to reduce the remaining units at the Attitash Grand Summit Hotel to their net realizable value.  During fiscal 2002, we recognized the following merger, restructuring, and asset impairment charges: a $25.4 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as held for sale as of July 29, 2001; a $38.7 million charge related to the remaining quartershare units at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel; a $18.9 million charge related to land and land options at The Canyons; a $24.8 million charge related to master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River, and Steamboat; a $1.4 million charge related to a land option at Sunday River and certain resort fixed assets; $2.7 million in legal and financial consulting charges related to our strategic restructuring plan; offset by a $0.3 million gain to finalize the sale of Sugarbush.  During fiscal 2003, we recognized the following merger, restructuring and asset impairment charges: a $1.2 million charge related to certain resort fixed assets and other assets; and $0.4 million in restructuring charges; offset by a $0.2 million reversal of a previous impairment charge determined not to be needed.  During fiscal 2004, we recognized the following in merger, restructuring, and asset impairment charges: a  $0.1 million restructuring charge.  During fiscal 2005, we recognized no merger, restructuring, and asset impairment charges.

(5)   For purposes of estimating skier visits, we assume that a season pass holder visits our resorts a number of times that approximates the average cost of a season pass divided by the average daily lift ticket price.

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Certain statements under the heading Part I, Item 1 and Item 2 – “Business and Properties”, this heading Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances, or achievements to differ materially from those projected include, but are not limited to, the following: changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; failure to meet amortization requirements of the Construction Loan Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; significant changes in energy prices; changes to federal, state, and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; failure to cure pending defaults under our ground lease at The Canyons resort and any resulting disruption in access to ski terrain at such resort; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

We are organized as a holding company and operate through various subsidiaries.  We are one of the largest operators of alpine ski and snowboard resorts in the United States.  We have a network of seven mountain resorts, geographically diversified across the Rocky Mountain and Northeast regions of the United States. We develop, own, and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants, and retail locations.  We also develop, market, and operate ski-in/ski-out alpine villages, townhomes, condominiums, and quarter and eighth share ownership hotels.  We report our results of operations in two business segments, resort operations and real estate operations.

The Company’s fiscal year is a 52-week or 53-week period ending on the last Sunday of July. The periods ended July 27, 2003 and July 25, 2004 (fiscal 2003 and fiscal 2004, respectively) each consisted of 52 weeks while the period ended July 31, 2005 (fiscal 2005) consisted of 53 weeks.  As compared to the prior year, this extra week of operations occurred during the summer of fiscal 2005 and resulted in the Company incurring $0.7 million in additional net expenses.

Our resort operating strategies include taking advantage of our multi-resort network, improving snowmaking capabilities at our Eastern resorts, increasing our revenue per skier, continuing to build brand awareness and customer loyalty, continuing to focus on cost management, expanding our golf and convention business, and capitalizing on real estate growth opportunities through joint ventures. Our fiscal 2005 results of operations were favorable as compared to the prior year due to significantly improved snow conditions at our Western resorts, a company-wide increase in our season pass revenues primarily as the result of the successful introduction of the All For One Pass at our Eastern resorts, revisions to our lift ticket pricing structure and comprehensive yield management at our resorts, reductions in our fixed cost structure, effective implementation of certain operational initiatives within our Food and Beverage business along with our Retail, Rental, and Repair business, and day-to-day management of peak season operating costs.

One of our financial objectives for fiscal 2005 was to restructure our resort debt facilities and preferred stock obligations to more closely align them with our long-term strategic objectives.  During fiscal 2005, we entered into an agreement for a new $230 million Resort Senior Credit Facility, the proceeds of which were used to repay our prior resort senior credit facility and redeem our Senior Subordinated Notes.  We also issued junior subordinated notes maturing in 2012 in the amount of $76.7 million in exchange for our Series A Preferred Stock.  For further information about our existing indebtedness, including the new debt arrangements we entered into during fiscal 2005, see “Liquidity and Capital Resources – Resort Liquidity” below.

During fiscal 2004 and fiscal 2005, we successfully amended our real estate construction loan facilities.  In addition, during fiscal 2004 an auction was held at The Canyons to sell substantially all of the remaining units at The Canyons Grand Summit Hotel, which resulted in a $10.8 million paydown of our real estate construction loan facilities.  We also successfully restructured our real estate term facility (“Real Estate Term Facility”).

During June 2005, we completed the sale of certain of the assets of Mount Snow comprising the Haystack ski resort to Tyringham Ridge, Inc. (Buyer).  The purchase price was $5.0 million, subject to certain customary adjustments.  The agreement includes a two year right of first refusal in favor of the Buyer for certain developmental land owned by Mount Snow (but not used in its ski resort operations) known as the Howe Farm.  Under the terms of the agreement, Mount Snow will continue to be allowed to withdraw water from sources at the Haystack resort after the closing in amounts which approximate Mount Snow’s historical use from this source. In addition, Mount Snow has a right of first refusal to reacquire the Haystack resort (not including certain developmental real estate assets) for 20-years following the date of closing.  Net proceeds to us from the sale of the Haystack resort were used to reduce borrowings under the Resort Senior Credit Facility, including approximately $1.0 million paid to permanently reduce the amount of the First Lien Term Loan.

The following is our discussion and analysis of financial condition and results of operations for fiscal  2005.  Please read this information in connection with our consolidated financial statements and related notes contained elsewhere in this report.

Liquidity and Capital Resources

We are a holding company whose only significant assets are the outstanding common stocks of our subsidiaries.  Our only source of cash to pay our obligations is distributions from our subsidiaries.

Short-term.  Our primary short-term liquidity needs for resort operations include funding seasonal working capital requirements, funding our fiscal 2006 and fiscal 2007 capital improvement programs, and servicing debt and other contractual obligations.  Our primary short-term liquidity needs for real estate operations are funding costs relating to marketing and sales of our real estate development projects and servicing debt.  Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our non-real estate subsidiaries, proceeds from sales of non-operating assets (less any portion required to paydown debt under the Resort Senior Credit Facility), and borrowings under our Resort Senior Credit Facility.  The total debt outstanding under our Resort Senior Credit Facility as of July 31, 2005 was approximately $202.8 million with approximately $24.0 million available for borrowing on that date (not including approximately $1.6 million in undrawn letters of credit issued under the Resort Senior Credit Facility).  As of July 31, 2005, we were in compliance with all covenants of the Resort Senior Credit Facility.

Real estate development and real estate working capital are funded primarily through the Construction Loan Facility established for major real estate development projects and net proceeds from the sale of real estate developed for sale after required construction loan repayments.  The Construction Loan Facility is without recourse to us and our resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, our primary hotel development subsidiary.  As of July 31, 2005, the total debt outstanding under the Construction Loan Facility was approximately $22.4 million, and the carrying value of the total assets that collateralized the Construction Loan Facility and which are included in the accompanying consolidated balance sheet was approximately $44.7 million.  On July 28, 2005, The Canyons and Attitash  resort operating subsidiaries purchased from Grand Summit the respective commercial cores of their Grand Summit Hotels for $4.0 million. As of July 31, 2005, we were in compliance with all covenants of the Construction Loan Facility, as amended.  See “Real Estate Liquidity – Construction Loan Facility” below.

Resort Liquidity.  We entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities.  The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and redeem our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction.  The Resort Senior Credit Facility consists of the following:

•                  Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million.  The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

•                  First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

•                  Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (the “First Lien Credit Agreement”), mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (9.75% based on the prime rate for the Revolving Facility and 8.0% based on the LIBOR rate for the First Lien Term Loan as of July 31, 2005).  The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (the “Second Lien Credit Agreement”), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus

7.0% or at a rate equal to LIBOR (as defined) plus 8.0% (11.5% as of July 31, 2005 based on the LIBOR rate), payable quarterly, and principal is due upon maturity.

The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement and the Company’s subsidiaries’ obligations under the related guarantees are secured by a second-priority security interest in the same assets.  Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting our capital expenditures, requiring us to maintain a minimum ratio of appraised asset value to debt, and requiring us to have a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year.  The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to non-payment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments.  Some of these events of default allow for grace periods or are qualified by materiality concepts.  The Resort Senior Credit Facility requires us to offer to prepay portions of the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common or preferred stock.

On May 16, 2005, the Company entered into a 6-month LIBOR contract at 3.49% for a notional loan amount of $188.2 million, which expires on November 15, 2005. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million.  Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, we pay 4.16% and receive the 6-month LIBOR rate.  During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate.  As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.

In conjunction with the Resort Senior Credit Facility, we closed a tender offer and repurchased $118.5 million of the $120.0 million principal amount of outstanding Senior Subordinated Notes.  The total consideration payable in connection with the offer was $120.4 million ($118.5 million in principal and $1.9 million in a redemption premium) plus accrued interest of $5.1 million for the tendered Senior Subordinated Notes.  We also called for redemption on November 24, 2004 of all the remaining $1.5 million in principal amount of outstanding Senior Subordinated Notes which were redeemed and paid in January 2005.

In addition, as part of the refinancing, we entered into an Exchange Agreement with the holder of our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  However, interest is added to the principal outstanding on January 1 of each year.  On January 1, 2005, $0.9 million of interest was added to the principal outstanding.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business.  None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes.  The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our shareholders, subject to certain limited exceptions.

As part of the refinancing, the indenture for our 11.3025% junior subordinated notes (Junior Subordinated Notes) was amended to extend the maturity to May 2012.

As of September 30, 2005, we had $26.2 million, $83.2 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of September 30, 2005, we had $1.6 million in outstanding L/Cs with $12.3 million available for additional borrowings under the Revolving Facility.  We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs for our resort operations through the end of fiscal 2006.

We are required to bring the Revolving Credit Facility to a zero balance (excluding outstanding letters of credit) on April 1 of each year, and we met this requirement on April 1, 2005.  We were in compliance with all other financial covenants of the Resort Senior Credit Facility through the end of fiscal 2005.

We have $15.5 million of other long-term debt as of July 31, 2005.  This is comprised of $7.3 million of capital lease obligations which is secured debt and $8.2 million of notes payable with various lenders of which a portion is secured.

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

Real Estate Liquidity.  To fund working capital and meet the amortization requirements of the Construction Loan Facility, Grand Summit Resort Properties relies on the net proceeds from the sale of real estate developed for sale, mortgage payment received for the Steamboat Grand Hotel parking facility, the lease of the commercial core at Steamboat to the resort company, and the revenues from short-term rental of unsold unit inventory.

Construction Loan Facility:  We have historically conducted our real estate interval-ownership product development through Grand Summit, which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns our existing Grand Summit Hotel project at Steamboat, which is primarily financed through the $110.0 million Senior Construction Loan.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million.  Together they comprise the Construction Loan Facility.  We used the Construction Loan Facility primarily for the purpose of funding the completion of the Steamboat Grand Hotel.  As of July 31, 2005, there are no future borrowings available under the Construction Loan Facility.

The outstanding principal amount under the Construction Loan Facility is payable incrementally as unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing.  Mortgages against the commercial core unit at the Grand Summit Hotel at Steamboat, unsold unit inventory at the Steamboat Grand Hotel, and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan.  This facility is subject to covenants, representations, and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit. As of July 31, 2005, the carrying value of the total assets that collateralized the Senior Construction Loan was $44.7 million.  The principal balance outstanding under the Senior Construction Loan was $11.8 million as of July 31, 2005 and had an interest rate on funds advanced of prime plus 3.5%, with a floor of 9.0% (9.75% as of July 31, 2005) and there were no borrowings available under this facility.

The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

July 31, 2005	$12,000,000
September 30, 2005	10,000,000
December 31, 2005	8,000,000
March 31, 2006	5,000,000
June 30, 2006	—

Grand Summit did not meet the required reduction of the Senior Construction Loan principal balance in effect at March 31, 2005.  In April 2005, Grand Summit received a letter from the lenders waiving this default.  Grand Summit continued discussions with the lenders under the Construction Loan Facility regarding the terms of the amortization requirements and entered into amended agreements for both the Senior Construction Loan and the Subordinated Construction Loan as of June 30, 2005. On July 28, 2005, The Canyons and Attitash  resort operating subsidiaries purchased from Grand Summit the respective commercial cores of their Grand Summit Hotels for $4.0 million.  Grand Summit met the maximum borrowing requirements under the amended Construction Loan Facility as of July 31, 2005.

On September 30, 2005 the outstanding balance of the Senior Construction Loan was $10.3 million, or $300,000 in excess of the maximum outstanding principal balance under the Senior Construction Loan.  On September 30, 2005, Grand Summit received a letter from the lenders waiving the September 30, 2005 maximum outstanding principal balance.

The Subordinated Construction Loan bears interest at an annual fixed rate of 20%, payable monthly in arrears, provided that only 50% of the amount of this interest is due and payable in cash and the other 50% will, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, automatically be deferred until the final payment date.  The Subordinated Construction Loan provides for a maximum borrowing capacity of $10.6 million.  All $10.6 million had been borrowed under the Subordinated Construction Loan as of July 31, 2005.  Accrued interest on the Subordinated Construction Loan as of July 31, 2005 was $4.3 million.  The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

The Subordinated Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

June 30, 2006	$10,000,000
December 31, 2006	8,000,000
March 31, 2007	5,000,000
June 30, 2007	2,500,000
November 30, 2007	—

As of September 30, 2005, the amount outstanding under the Senior Construction Loan was $10.3 million and there were no borrowings available under this facility.  As of September 30, 2005, the amounts outstanding under the Subordinated Construction Loan were $10.6 million plus accrued interest of $4.5 million and there were no borrowings available under this facility.

There can be no assurance that Grand Summit will meet the future mandatory amortization requirements of the Senior Construction Loan or the Subordinated Construction Loan.  If Grand Summit fails to meet those future mandatory amortization requirements, there can be no assurance that the lenders under those facilities will be willing to enter into a waiver or amendment in the future on terms acceptable to Grand Summit.  Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the existing mandatory amortization dates.  If Grand Summit is unable to obtain a waiver from the existing lenders or refinance the Construction Loan Facility, and Grand Summit does not meet the amortization requirements of the Senior Construction Loan or Subordinated Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.  The Senior Construction Loan is non-recourse to us and our subsidiaries other than Grand Summit.

Real Estate Term Facility:  On May 14, 2004, Resort Properties restructured its Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (an ASC subsidiary).  Certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million.   All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit in the Grand Summit Hotel at Mount

Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility.  Collectively Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land are owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million.  In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R) and “The Equity Method of Accounting for Investment in Common Stock” (APB No. 18), SP Land is a variable interest entity and  is accounted for on the equity method because it does not meet the requirements for consolidation.

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

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate with a carrying value of approximately $0.9 million into a joint venture entity called Cherry Knoll Associates, LLC (“Cherry Knoll”).   Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll.  In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million.  In accordance with FIN No. 46R and APB No. 18, Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the Resort Senior Credit Facility and Resort Properties pledged its remaining assets as collateral security under the Resort Senior Credit Facility.  These assets remain as collateral to the new Resort Senior Credit Facility entered into November 24, 2004.

Long-term.  Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  For fiscal 2005, our annual maintenance capital requirements (excluding capital expenditures of SS Associates, LLC) were $11.7 million.  For each of fiscal 2006 and fiscal 2007, we anticipate our on-going capital spending to be approximately $15.5 million and $15.5 million, as allowed under our Resort Senior Credit Facility and excluding any contractually committed capital expenditures also allowed under our Resort Senior Credit Facility.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues, and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases, proceeds from sales of non-operating assets, and our Resort Senior Credit Facility.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility.  The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2006 and fiscal 2007 at $15.5 million each year, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met.  During fiscal 2005, and as required under the terms of our Resort Senior Credit Facility, we converted certain types of lease agreements that we historically entered into as operating leases into terms that qualified them to be treated as capital leases.  We believe that the capital expenditure limits under the Resort Senior Credit Facility will be sufficient to meet our non-real estate capital improvement needs for fiscal 2006 and fiscal 2007.

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

We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $63.6 million as of July 31, 2005 and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $248.3 million as of July 31, 2005 which mature in July 2007 to the extent that we have legally available funds to effect such redemption.  We do not expect to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities.  We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.  In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series  C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities, other than an increase of 2% in the accretion rate of the Series C-1 Preferred Stock and the appointment of additional seats on our Board of Directors.

Contractual Obligations

Our non-cancelable, minimum contractual obligations as of July 31, 2005 were as follows (in thousands):

		Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Resort long-term debt and capital lease obligations	$219,657	$19,567	$7,072	$5,036	$187,982
Real estate long-term debt	22,422	12,422	10,000	—	—
Subordinated notes and debentures	102,813	—	—	1,292	101,521
Mandatorily Redeemable 12% Series C-1 Preferred Stock	63,574	—	63,574	—	—
Mandatorily Redeemable 15% Series C-2 Preferred Stock	248,339	—	248,339	—	—
Operating leases	8,720	1,658	1,954	1,264	3,844
The Canyons infrastructure costs	900	900	—	—	—
The Canyons golf course obligations	3,000	3,000	—	—	—
The Canyons land options obligation	1,500	1,500	—	—	—
The Canyons obligation to build ski lifts	4,000	2,000	2,000	—	—
The Canyons skier visit obligation	750	750	—	—	—
Killington replacement parking obligation	1,500	1,500	—	—	—
Killington transportation center obligation	800	—	800	—	—
Steamboat air program contribution obligation	1,100	1,100	—	—	—
Total	$679,075	$44,397	$333,379	$7,592	$293,347

The operation of a substantial portion of our resort activities are dependent upon leased real estate.  The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements that expire at various times from the year 2010 through the year 2060.  The related lease payments are generally based on a percentage of revenues.  Since these obligations are contingent on future revenues, they are not included in the table above. Such contingent rental payments totaled $4.6 million in fiscal 2005. In addition, the Company is subject to additional one-time payments ranging from $1.0 million to $3.0 million upon achievement of incremental annual skier visit levels.  These amounts are not included in the table above since it is unknown as to the timing and probability of these payments.

Off-Balance Sheet Arrangements

Other than as set forth in the table above and our interest rate swap agreement described above under “Resort Liquidity”, we do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations, business prospects, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, litigation and claims reserves, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.  The following are our critical accounting policies:

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for land improvements, and 5 to 30 years for lifts, lift lines, and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are being depreciated over their estimated useful lives.  Due to the seasonality of our business, we record a full year of depreciation relating to our resort operating assets during the second and third quarters of our fiscal year.

Goodwill and Other Intangible Assets

As prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,  long-lived assets, such as property and equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

Seasonality

Our revenues are highly seasonal in nature.  For fiscal 2005, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April.  In addition, a significant portion of resort segment revenue and approximately 20% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2005.  In addition, our resorts typically experience operating losses and negative cash flows for the period from May to mid-November.

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

Results of Operations

Fiscal Year Ended July 31, 2005 (fiscal 2005)

Versus Fiscal Year Ended July 25, 2004 (fiscal 2004)

Resort Operations:

The components of resort operations for fiscal 2004 and fiscal 2005 are as follows:

			Increase/ (Decrease)
	Fiscal 2004	Fiscal 2005	Dollars	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$112.6	$120.8	$8.2	7.3%
Food and beverage	35.4	39.6	4.2	11.9%
Retail sales	23.9	25.8	1.9	7.9%
Lodging and property	37.7	39.0	1.3	3.4%
Skier development	22.8	24.3	1.5	6.6%
Golf, summer activities, and other	18.3	17.8	(0.5)	(2.7)%
Total resort revenues	250.7	267.3	16.6	6.6%

Cost of resort operations	167.5	173.9	6.4	3.8%
Marketing, general, and administrative	54.8	50.4	(4.4)	(8.0)%
Merger, restructuring, and asset impairment charges	0.1	—	(0.1)	(100.0)%
Depreciation and amortization	24.8	30.2	5.4	21.8%
Write-off of deferred financing costs	—	6.0	6.0	n/a
Total resort expenses	247.2	260.5	13.3	5.4%

Income from resort operations	3.5	6.8	3.3	94.3%

Other income (expense):
Interest expense, net	(70.1)	(78.5)	(8.4)	(12.0)%
Gain on sale of Haystack Resort,	—	0.8	0.8	n/a
Increase in fair value of interest rate swap arrangement	—	0.3	0.3	n/a
Loss before income taxes	$(66.6)	$(70.6)	$(4.0)	6.0%

Total skier visits (000’s)	3,887	3,987	10	0.2%
Total resort revenue per skier visit	$64.5	$67.1	$3.8	6.0%

During the 2004-05 ski season, skier visits at our Eastern resorts increased approximately 4.1% from approximately 2,510,000 to 2,612,000, primarily due to the successful introduction of the All For One Pass and strong spring snow conditions that helped to offset extreme negative weather conditions experienced during December and January.  Skier visits at our Western resorts decreased slightly  during the 2004-05 ski season from approximately 1,377,000 to approximately 1,375,000, due to slightly below normal snow conditions experienced at Steamboat for much of the season.  Over our entire resort network, total skier visits were up 2.6% over the 2003-04 ski season from 3,887,000 to 3,987,000.

Percentage revenue increases outpaced the increase in skier visits with fiscal 2005 revenues totaling $267.3 million as compared to $250.7 million for fiscal 2004, an increase of $16.6 million, or 6.6%.  Sales of the new All For One Pass at our Eastern resorts accounted for $6.3 million of a $6.6 million increase in season pass revenue.  Comprehensive yield management programs at all resorts helped improve lift ticket revenues, resulting in a 2% increase in day ticket yield.  Revenues from food and beverage and retail sales increased due to specific operational initiatives implemented for both businesses throughout the year.  Revenues from skier development increased as a result of expanded efforts company-wide to increase pre-sold business.  Golf, summer activities, and other declined due to lower summer visits caused by a conscious decision by us to delay summer openings at most of our resorts to better match our expected guest visitation patterns and occasional poor weather on certain weekends during the summer of calendar 2005.

Our resort segment produced a $70.6 million operating loss in fiscal 2005, compared to a $66.6 million operating loss in fiscal 2004.  This $4.0 million increase in the operating loss resulted primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i)                                        $11.8 million increase in cost of resort operations and depreciation and amortization.  This increase resulted from (a) the increase in cost of operations necessary to generate the increase in revenues, (b) replacing certain operating leases with capital leases and the resulting increased amortization costs, and (c) offset by savings resulting from effective management of day-to-day peak season costs and other cost containment initiatives;

(ii)                                     $6.0 million increase in write-off of deferred financing costs as a result of the November 24, 2004 restructuring of our Resort Senior Credit Facility and the redeeming of our Senior Subordinated Notes;

(iii)                                  $8.4 million increase in interest expense due primarily to increasing the size our Resort Senior Credit Facility during its restructuring, the increase in both LIBOR and Prime Rates over recent historical rates, and the issuance of the New Junior Subordinated Notes;

Offset by increases in revenues and decreases in costs:

(iv)                                 $16.6 million increase in resort revenues;

(v)                                    $4.4 million net decrease in marketing, general, and administrative expenses due to (a) non-recurrence of certain costs associated with the fiscal 2004 settlement of the Triple Peaks litigation, (b) decrease in marketing expenses, and (c) offset partially by increased expenses associated with compliance with the Sarbanes-Oxley Act;

(vi)                                 $0.1 million decrease in merger, restructuring, and asset impairment charges; and

(vii)                              $1.1 million increase in other income due to the sale of the Haystack resort and an increase in fair value of the interest rate swap arrangement.

Recent Trends: Through October 16, 2005, both our western and eastern resorts season pass sales for the 2005-06 ski season are pacing slightly ahead of sales for same period last year.  Our hotel lodging conference bookings at our western resorts for first quarter fiscal 2006 have been behind pace for the same period last year by 21%, however our hotel lodging conference bookings at our eastern resorts are pacing well ahead of last year by 22%.  Overall, hotel lodging bookings for the ski season (our 2nd and 3rd quarters for fiscal 2006) are approximately $1.6 million or 13% ahead of our bookings at the same period last year led primarily by improved bookings at our western resorts offset slightly by an aggregate decrease in bookings at our eastern resorts.

Impacts from the 2005 hurricane season could include increases to, among other things, fuel, power and commodities costs and could impact travel patterns.  At the present time, management has not seen a measurable impact from these factors on projected business levels for the 2005-2006 ski season.

Real Estate Operations:

The components of real estate operations for fiscal 2004 and fiscal 2005 are as follows:

			Increase/ (Decrease)
	Fiscal 2004	Fiscal 2005	Dollars	Percent
	(in millions)

Total real estate revenues	$33.4	9.2	$(24.2)	(72.4)%

Cost of real estate operations	24.7	7.2	(17.5)	(70.9)%
Depreciation and amortization	1.7	1.6	(0.1)	(5.9)%
Total real estate expenses	26.4	8.8	(17.6)	(66.7)%

Other income (expense):
Interest expense, net	(17.5)	(3.1)	14.4	82.3%
Gain on extinguishment of debt	23.1	—	(23.1)	n/a
Gain on transfer of assets associated with extinguishment of debt	25.5	—	(25.5)	n/a
Loss from real estate operations before taxes	$38.1	$(2.7)	$(40.8)	107.1%

Real estate revenues decreased by $24.2 million in fiscal 2005 compared to fiscal 2004, from $33.4 million to $9.2 million.  The decrease is primarily due to the sale of three developmental land parcels at our Steamboat resort totaling $8.9 million and the sale of interval units at The Canyons Grand Summit Hotel totaling $11.5 million in fiscal 2004, for which comparable sales did not occur in fiscal 2005.  Sales of units at the Steamboat Grand Hotel totaled $3.3 million in fiscal 2005 compared to $3.1 million in fiscal 2004. As of the end of fiscal 2005, 62% of the units at the Steamboat Grand Hotel have been sold. In addition to the fiscal 2005 real estate revenues discussed above, Resort Properties sold the commercial cores of The Canyons and Attitash Grand Summit Hotels to their respective resort operating subsidiaries for $4.0 million.  This transaction is not included above because it eliminates in consolidation.

Our real estate segment generated a loss before income taxes of $2.7 million in fiscal 2005, compared to income before income taxes of $38.1 million in fiscal 2004.  This $40.8 million decrease results primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i)                                 $23.1 million decrease in other income due to gain on extinguishment of debt in fiscal 2004 that was not repeated in fiscal 2005;

(ii)                              $25.5 million decrease in other income due to gain on transfer of assets associated with extinguishment of debt in fiscal 2004 that was not repeated in fiscal 2005;

(iii)                           $24.2 million decrease in revenues as explained above;

Offset by increases in revenues and decreases in costs:

(iv)                          $17.6 million decrease in cost of operations in cost of operations and depreciation and amortization.  This resulted primarily from the decrease in revenues and the reduction in real estate sales staff due to the completion of sales of all units at The Canyons in fiscal 2004; and

(v)                             $14.4 million decrease in real estate interest expense due to the restructuring of our Real Estate Term Facility on May 14, 2004 and the paydown from the proceeds of the sales of all remaining units at The Canyons Grand Summit Hotel in 2004.

The gain on extinguishment of debt of approximately $23.1 million and the gain on transfer of assets associated with extinguishment of debt of approximately $25.5 million during fiscal 2004 were due to the restructuring of the Real Estate Term Facility. (See “Real Estate Term Facility “ above.)

Recent Trends:  Unit sales volumes at our Grand Summit Hotel at Steamboat are slightly ahead of the pace of the prior year.

Benefit from income taxes.  The benefit from income taxes was $0 in each of fiscal 2004 and fiscal 2005.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Results of Operations

Fiscal Year Ended July 25, 2004 (fiscal 2004)

Versus Fiscal Year Ended July 27, 2003 (fiscal 2003)

Resort Operations:

The components of resort operations for fiscal 2003 and fiscal 2004 are as follows:

			Increase/ (Decrease)
	Fiscal 2003	Fiscal 2004	Dollars	Percent
	(in millions, except skier visit and per skier visit amounts)
Revenue category:
Lift tickets	$111.2	$112.6	$1.4	1.3%
Food and beverage	36.7	35.4	(1.3)	(3.5)%
Retail sales	25.7	23.9	(1.8)	(7.0)%
Lodging and property	36.5	37.7	1.2	3.3%
Skier development	21.1	22.8	1.7	8.1%
Golf, summer activities, and other	20.4	18.3	(2.1)	(10.3)%
Total resort revenues	251.6	250.7	(0.9)	(0.4)%

Cost of resort operations	168.0	167.5	(0.5)	(0.3)%
Marketing, general, and administrative	49.6	54.8	5.2	10.5%
Merger, restructuring, and asset impairment charges	1.6	0.1	(1.5)	(93.8)%
Depreciation and amortization	25.8	24.8	(1.0)	(3.9)%
Write-off of deferred financing costs	2.8	—	(2.8)	(100.0)%
Total resort expenses	247.8	247.2	(0.6)	(0.0)%

Income from resort operations	3.8	3.5	(0.3)	(7.9)%

Other income (expense):
Interest expense, net	(27.1)	(70.1)	(43.0)	(158.7)%

Loss from resort operations before taxes	$(23.3)	$(66.6)	$(43.3)	185.8%

Total Skier Visits (000’s)	3,977	3,887	(90)	(2.3)%
Total resort revenue per skier visit	$63.3	$64.5	$1.2	1.9%

During the 2003-04 ski season, skier visits at our Eastern resorts decreased approximately 5.0% from approximately 2,642,000 to 2,510,000, primarily due to extreme negative weather conditions, including three separate rain events over the Christmas holiday period, extreme cold and high winds during mid-winter weekends, and lack of natural snowfall throughout the winter.  Skier visits at our Western resorts increased 3.1% during the 2003-04 ski season from approximately 1,335,000 to approximately 1,377,000, due to timely natural snowfall throughout the winter.  Over our entire resort network, total skier visits were down 2.3% from the 2002-03 ski season from 3,977,000 to 3,887,000.

Despite a more substantial shortfall in skier visits, revenues for fiscal 2004 were $250.7 million, as compared to $251.6 million for fiscal 2003, a decrease of only $0.9 million, or 0.4%.  Sales of the new discounted season pass at Attitash and Sunday River accounted for $3.0 million of a $3.5 million increase in season pass revenue.  Revisions to the lift ticket pricing structure at Steamboat and comprehensive yield management programs at all resorts mitigated the impact of the decrease in lift ticket revenues, resulting in a 6.5% increase in day ticket yield.  Revenues from food and beverage and retail sales decreased with the decrease in skier visits.  However, revenues from skier development increased as a result of growth in destination business at our Western resorts and expanded efforts company-wide to increase pre-sold business.  Golf, summer activities, and other declined due to lower summer visits caused by poor weather and a soft economy during the summer of calendar 2003.

Our resort segment produced a $66.6 million operating loss in fiscal 2004, compared to a $23.3 million operating loss in fiscal 2003.  This $43.3 million increase in the operating loss resulted primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i)                                           $0.9 million decrease in resort revenues as explained above;

(ii)                                        $5.2 million increase in marketing, general, and administrative expenses due to costs associated with the settlement of the Triple Peaks litigation (see Footnote 16, “Commitment and Contingencies” in the attached Notes to Consolidated Financial Statements”) and other legal matters, increased expenses associated with compliance with the Sarbanes-Oxley Act, and  continuation of building a corporate human resource group, offset by a decrease in marketing expenses;

(iii)                                     $43.0 million increase in interest expense due primarily to approximately $43.1 million of  accretion of discount and dividends on our mandatorily redeemable preferred stock for fiscal 2004 being classified as interest expense due to the adoption of SFAS No. 150, whereas in the prior year it was classified as accretion of discount and dividends on mandatorily redeemable preferred stock;

Offset by increases in revenues and decreases in costs:

(iv)                                    $1.5 million decrease in cost of resort operations and depreciation and amortization due to reductions in our fixed cost structure undertaken prior to the beginning of the ski season, effective management of the ramp-up and ramp-down of seasonal operations, and day-to-day management of peak season operating costs (excluding merger, restructuring, and asset impairment charges and write-off of deferred financing costs);

(v)                                       $1.5 million decrease in merger, restructuring, and asset impairment charges as explained below; and

(vi)                                    $2.8 million decrease in write-off of deferred financing costs as a result of the Resort Senior Credit Facility replacing a previously existing senior credit facility during the current year.

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

Real Estate Operations:

The components of real estate operations for fiscal 2003 and fiscal 2004 are as follows:

			Increase/ (Decrease)
	Fiscal 2003	Fiscal 2004	Dollars	Percent
	(in millions)

Total real estate revenues	$12.9	$33.4	$20.5	158.9%

Cost of real estate operations	12.2	24.7	12.5	102.5%
Merger, restructuring, and asset impairment charges	(0.2)	—	0.2	(100.0)%
Depreciation and amortization	1.7	1.7	—	0.0%
Total real estate expenses	13.7	26.4	(17.7)	(67.0)%

Other income (expense):
Interest expense, net	(20.3)	(17.5)	(2.8)	(13.8)%
Gain on extinguishment of debt	—	23.1	23.1	n/a
Gain on transfer of assets associated with extinguishment of debt	—	25.5	25.5	n/a
Loss from real estate operations before taxes	$(21.1)	$38.1	$59.2	(280.6)%

Real estate revenues increased by $20.5 million in fiscal 2004 compared to fiscal 2003, from $12.9 million to $33.4 million.  The increase is primarily due to the sale of three developmental land parcels at our Steamboat resort for $8.9 million, and an increase of $11.5 million in unit sales at The Canyons Grand Summit Hotel due to an auction in February 2004 in which the Company sold all of the remaining units except for one.  As of the end of fiscal 2004, 58% of the units at the Steamboat Grand Hotel were sold.

Our real estate segment generated income before income taxes of $38.1 million in fiscal 2004, compared to a loss before income taxes of $21.1 million in fiscal 2003.  This $59.2 million increase results primarily from the net effect of the following:

Increases in revenues and decreases in costs:

(i)                                               $20.5 million increase in revenues;

(ii)                                            $23.1 million increase in other income due to gain on extinguishment of debt as explained below;

(iii)                                    $25.5 million increase in other income due to gain on transfer of assets associated with extinguishment of debt as explained below;

(iv)                                   $2.8 million decrease in real estate interest expense due to the restructuring of our Real Estate Term Facility on May 14, 2004;

Offset by decreases in revenues and increases in costs:

(vi)                                   $12.5 million increase in cost of operations due to an increase in revenues; and

(vii)                                $1.5 million increase in merger, restructuring, and asset impairment charges as explained below.

The gain on extinguishment of debt of approximately $23.1 million and the gain on transfer of assets associated with extinguishment of debt of approximately $25.5 million during fiscal 2004 were due to the restructuring of the Real Estate Term Facility (see “Real Estate Term Facility” above).

The $(0.2) million reversal of restructuring and asset impairment charges during fiscal 2003 was due to an impairment charge taken in fiscal 2002 that was subsequently determined not to be needed.

      Benefit from income taxes.  The benefit from income taxes was $0 in each of fiscal 2003 and fiscal 2004.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement of all employee share-based compensation arrangements to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Further, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

As permitted by SFAS No. 123, the Company currently  accounts for stock-based compensation using the method prescribed in APB No. 25, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair value.  However, the effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented above.  The accounting provisions of SFAS No. 123R are effective beginning the first quarter of the Company’s fiscal 2006, at which time pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods; “modified prospective” method and “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123R for all new awards and for awards modified, repurchased, or canceled after  the effective date, and (b)  for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123R using the modified prospective method. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a de minimus impact on the Company’s operating expenses for fiscal 2006 as only 2,000 stock options remain unvested as of July 31, 2005.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” – an amendment of FASB Statements No. 66 and 67.  This statement amends SFAS No. 66 “Accounting for Sales of Real Estate” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-share transactions.  The accounting for those operations and costs is subject to the guidance of Statement of Position (“SOP”) 04-2, which provides guidance on the seller’s accounting for real estate time-sharing transactions.  The FASB, however, does not change the revenue guidance in SFAS No. 66.  SFAS No. 152 is effective beginning the first quarter of the Company’s fiscal 2006.   Management anticipates that the company’s  adoption of SFAS No. 152 in fiscal 2006 will not have a material impact on the Company’s consolidated financial position, liquidity or results of operations

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for the Company’s fiscal year ending July 30, 2006.  Management anticipates that the company’s adoption of SFAS No. 153 in fiscal 2006 will not have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

In March 2005, the FASB issued FIN. 47, “Accounting for Conditional Asset Retirement Obligations”.  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143  “Accounting for Asset Retirement Obligations”.  SFAS No.143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  SFAS No.143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred.   FIN No. 47 further clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Management has determined that FIN No. 47’s conditional asset retirement obligation relates solely to the Company’s U.S. Forest Services long-term leases at Attitash, Mount Snow, and Steamboat but the related obligations are not currently reasonably estimatable and are not conditional on a future event. The accounting provisions of FIN No. 47 are effective beginning the first quarter of the Company’s fiscal 2006.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments do not subject it to material market risk exposures, except for risks related to interest rate fluctuations.  As of July 31, 2005, we have an interest rate swap agreement in place which swapped variable interest rate borrowings to fixed interest rate borrowings in the notional amount of $95 million.  Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, we pay 4.16% and receive the 6-month LIBOR rate.  During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate.  As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.  The agreement is adjusted to fair value at the end of each reporting period.  During the year ended July 31, 2005, the Company recognized $314,405 of other income from market value adjustments to this agreement.

As of July 31, 2005 including the impact of the swap agreement, we had $119.6 million, or approximately 35% of our outstanding debt, in floating interest rate long-term debt instruments.  Had we fully drawn on our Revolving Credit Facility, approximately 39% of our debt would be in floating interest rate debt instruments.  The following sensitivity analysis presents the pro forma impact on fiscal 2005 annual interest expense  and cash flows resulting from hypothetical basis point increases in the U.S. prime lending rate (6.25% as of July 31, 2005) on each of our floating interest rate debt instruments (in thousands).

Variable Rate Debt (principal only)	Rate Index and Margin	Interest Rate Floor	Balance Outstanding as of July 31, 2005	Average Balance Outstanding in FY 2005 (1)	Hypothetical 1% Change in Rate Index(2)	Hypothetical 2% Change in Rate Index(2)
Resort Senior Credit Facility:
Revolving Credit Facility and First Lien Term Loan	Prime Rate + 3.50% or LIBOR + 4.50%	n/a	$97,759	$92,964	$505	$1,009
Second Lien Term Loan	Prime Rate + 7.00% or LIBOR + 8.00%	n/a	105,000	105,000	525	1,050
Construction Loan Facility	Prime Rate + 3.50%	9.00%	11,822	16,236	162	325
			$214,581	$214,200	$1,192	$2,384

(1)          Average Balance of Revolving Credit Facility, First Lien Term Loan and the Second Lien Term Loan determined for period new loans have been outstanding November 24, 2005 through July 31, 2005 (includes only the new Resort Senior Credit Facility).

(2)          Pro forma impact calculated after giving effect to interest rate swap.

Item 8

Financial Statements and Supplementary Data

Selected Quarter Operating Results

The following table presents certain unaudited quarterly financial information for the eight quarters ended July 31, 2005.  In the opinion of our management, this information has been prepared on the same basis as the annual consolidated financial statements (See Item 17 — Exhibits, Financial Statement Schedules and Reports on Form 8-K) appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein.  We have adopted Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two Class Method Under FAS No. 128, Earnings Per Share.”  The Series C-1 Preferred Stock is a participating security because it may participate in dividends with common stock.  Accordingly, net income is allocated to each security based on the ratio of the number of shares if-converted to the total number of shares.  In periods when a net loss is incurred, the net loss is not allocated to the Series C-1 Preferred Stock as it does not have a contractual obligation to share in the losses of the Company and the impact of inclusion would be anti-dilutive.  Results of operations for any quarters are not necessarily indicative of results that may be achieved for any future period or any full fiscal year (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2005:
Net revenues	$19,546	$106,074	$135,194	$15,663
Income (loss) from operations	(18,267)	5,523	43,837	(23,876)
Net income (loss)	(37,720)	(22,144)	23,835	(37,286)
Net income (loss) available (attributable) to common shareholders	(37,720)	(22,144)	9,325	(37,286)

Basic income (loss) per common share:
Net income (loss) available (attributable) to common shareholders	$(1.19)	$(0.70)	$0.29	$(1.17)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Diluted income (loss) per common share:
Net income (loss) available (attributable) to common shareholders	$(1.19)	$(0.70)	$0.29	$(1.17)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Fiscal 2004:
Net revenues	$18,473	$102,960	$145,670	$17,008
Income (loss) from operations	(18,430)	891	47,276	(19,220)
Net income (loss)	(41,258)	(21,689)	24,506	9,939
Less preferred stock dividends and amounts allocated to participating securities	—	—	(14,208)	(5,834)
Net income (loss) available (attributable) to common shareholders	(41,258)	(21,689)	10,298	4,105

Basic income (loss) per common share:
Net income (loss) available (attributable) to common shareholders	$(1.30)	$(0.68)	$0.32	$0.13
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Diluted income (loss) per common share:
Net income (loss) available (attributable) to common shareholders	$(1.30)	$(0.68)	$0.32	$0.13
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

(a)                                Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective.

(b)                               Changes in internal controls over financial reporting.  No change occurred in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 30, 2005.

PART IV

Item 15

Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1.	Index to financial statements, financial statement schedules, and supplementary data, filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Deficit

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

4.3	Specimen Certificate for Class A Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the report date of November 14, 2001).

4.4

Specimen Certificate for Series B Convertible Participating Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the report date of November 14, 2001).

4.5	Specimen Certificates for Series C-1 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K for the report date of November 14, 2001).

4.6	Specimen Certificates for Series C-2 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the report date of November 14, 2001).

4.7	Specimen Certificates for Series D Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the report date of November 14, 2001).

4.8	Indenture, dated as of November 24, 2004, between the Company and Madeline LLC as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 8, 2004).

4.9	Supplemental Indenture, dated as of November 24, 2004, between the Company and Oak Hill Capital Partners, L.P. as trustee (incorporated by reference from exhibit to Form 8-K filed December 1, 2004).

10.1

Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 25, 1998).

10.2

First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 25, 1999).

10.3

Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended July 25, 1999).

10.4

Third Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of January 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the report date November 14, 2002).

10.5

Fourth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of September 15, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the report date November 14, 2002).

10.6

Fifth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 20, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the report date November 14, 2002).

10.7

Sixth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

10.8

Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 30, 2000).

10.9

First Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated August 20, 2001 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the report date November 14, 2002).

10.10

Second Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).

10.11

Seventh Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of December 31, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

10.12

Third Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of December 31, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

10.13

Eighth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of June 30, 2005(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date of May 27, 2005).

10.14

Fourth Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for the report date of July 7, 2005).

10.15

Amendment Letter dated as of December 30, 2004 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 4, 2005).

10.16

Waiver Letter dated as of September 30, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the Lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 6, 2005).

10.17

Loan Settlement Agreement dated as of March 31, 2004 among American Skiing Company, Killington Ltd., American Skiing Company Resort Properties, Inc., The Canyons Resort Properties, Inc., Fleet National Bank, Ski Partners LLC, Oak Hill Capital Partners, L.P. and OHSF ASTC, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date June 9, 2004).

10.18

Agreement Regarding Killington Resort and Certain Nearby Properties dated as of March 31, 2004, among American Skiing Company, American Skiing Company Resort Properties, Inc., Killington Ltd. And SP Land Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date June 9, 2004).

10.19

Schedule to Industry standard 1992 ISDA Master Agreement (the “Agreement”) dated May 23, 2005 with Credit Suisse First Boston International (the “Counterparty”) in connection with the Company’s obligation to mitigate certain floating rate interest risk pursuant to the terms of its existing first lien and second lien credit agreements (the “Credit Agreements”) and entered into an interest rate swap transaction (the “Swap Transaction”) with the Counterparty.

10.20

Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 26, 1997).

10.21

Preferred Stock Subscription Agreement dated July 9, 1999 between the Registrant and the Purchasers listed on Annex A thereto, including a form of Stockholders Agreement, Voting Agreement and Certificate of Designation relating to the preferred stock to be issued (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 9, 1999).

10.22

Stockholders Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B. Otten and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the report date of October 22, 1999).

10.23

Amendment to Stockholders Agreement dated July 31, 2000 among the Registrant, Oak Hill Capital Partners, L.P. and Leslie B. Otten (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for the report date of July 31, 2000).

10.24

Securities Purchase Agreement dated July 31, 2000 among the Registrant, American Skiing Company Resort Properties, Inc. and Oak Hill Capital Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 31, 2000).

10.25

Securities Purchase Agreement dated as of July 15, 2001 among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership, and other entities identified in Annex A thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date of July 16, 2001).

10.26

Amendment No. 1 to Securities Purchase Agreement among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership dated August 22, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date of August 31, 2001).

10.27

Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.28

Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.29

Letter of Agreement dated August 27, 1996, among SKI Ltd and certain shareholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.30

Form of Master Lease Agreement dated as of various dates among BancBoston Leasing, Inc. as Lessor and Heavenly Valley Limited Partnership, Killington, Ltd., Mount Snow, Ltd., ASC Leasing, Inc., Steamboat Ski & Resort Corporation, and Sunday River Skiway Corp. as Lessees (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.31

Unlimited Guaranty by the Company in favor of BancBoston Leasing, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended July 26, 1998).

10.32

Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 333-33483).

10.33

Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.34

Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.35	Lease/Option dated October 12, 2003, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).

10.36

Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

10.37

Amended and Restated Lease Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated November 16, 2000 (incorporated by reference to Exhibit 10.35 to American Skiing Company’s Registration Statement on Form S-4, filed on January 9, 2001).

10.38

Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.39

Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.40	Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.41	Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.42	Form of Non-Qualified Stock Option Agreement (Fully-Vested) (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.43	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).

10.44

Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of September 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).

10.45

Executive Employment Agreement between the Registrant and Helen E. Wallace dated as of November 7, 2002 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 28, 2002).

10.46	Employment Letter between the Registrant and Franklin Carey dated July 21, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).

10.47	The Canyons Resort Village Management Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.48

Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended October 24, 1999).

10.49	American Skiing Company Phantom Equity Plan dated as of December 1, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended July 28, 2002).

10.50	Form of Phantom Equity Plan Grant Agreement (Five Year Vesting Schedule) (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended July 28, 2002).

10.51	Form of Phantom Equity Plan Grant Agreement (Four Year Vesting Schedule) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended July 28, 2002).

10.52	Amended and Restated Limited Liability Company Operating Agreement of SP Land Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).

10.53	Limited Liability Operating Agreement of Cherry Knoll Development, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).

10.54

Full Release and Settlement Agreement dated July 8, 2004 among American Skiing Company, Steamboat Ski & Resort Corporation, Walton Pond Apartments, Inc., American Skiing Company Resort Properties, Inc., Triple Peaks, LLC and Steamboat, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date July 13, 2004).

10.55

Restatement of Agreement dated August 1, 2001, by and among D.A. Osguthorpe, D.A. Osguthorpe Family Partnership, D. A. Osguthorpe as trustee of The Dr. D.A. Osguthorpe Trust, Stephen A. Osguthorpe and ASC Utah. Utah (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).

10.56

Amended and Restated Lease Agreement Number 419 between The State of Utah, acting through the School and Institutional Trust Lands Administration and ASC Utah, d/b/a The Canyons, dated July 1, 1998. (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).

10.57

Agreement dated August 18, 1997, between Killington, Ltd. and Farm and Wilderness Foundation, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).

10.58

Third Amendment to Ground Lease Agreement dated September 16, 2004 among Wolf Mountain Resorts, L.C. and ASC Utah Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended July 26, 2004)

10.59

First Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 8, 2004).

10.60	Second Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 8, 2004).

10.61	Exchange Agreement, dated as of October 12, 2004, between the Company and Madeline LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed December 8, 2004).

10.62	Executive Employment Agreement effective as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference to Form 8-K filed March 31, 2005).

10.63	Phantom Equity Award dated as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference to Form 8-K filed March 31, 2005).

10.64

Waiver Agreement dated as of April 28, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed April 29, 2005).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company
Date: October 31, 2005

	By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 31sr day of October, 2005.

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
William J. Fair, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

American Skiing Company:

We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 25, 2004 and July 31, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the three-year period ended July 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Skiing Company and subsidiaries as of July 25, 2004 and July 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in the fiscal year ended July 25, 2004 and as a result changed its method for classifying certain of the Company’s financial instruments.

//KPMG LLP//

Salt Lake City, Utah
October 7, 2005

American Skiing Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 25, 2004	July 31, 2005
Assets
Current assets
Cash and cash equivalents	$4,267	$6,216
Restricted cash	7,603	2,557
Accounts receivable, net of allowance for doubtful accounts of $1,057 and $579, respectively, including related party amounts (see Note 14)	5,628	5,627
Inventory	3,628	3,576
Prepaid expenses and other	3,731	3,829
Deferred income taxes	6,354	7,536
Total current assets	31,211	29,341

Property and equipment, net	353,509	348,619
Real estate developed for sale	25,024	22,304
Intangible assets, net	6,365	6,307
Deferred financing costs, net	3,933	6,472
Other assets, including related party amounts (see Note 14)	10,758	9,891
Total assets	$430,800	$422,934

See accompanying notes to consolidated financial statements.

	July 25, 2004	July 31, 2005
Liabilities, Mandatorily Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$45,191	$31,223
Accounts payable and other current liabilities
Accounts payable, including related party amounts (see Note 14)	9,841	9,936
Accrued interest	4,619	8,992
Other current liabilities	29,394	24,291
Deposits and deferred revenue	13,144	22,139
Mandatorily Redeemable Convertible 10 1/2% Series A Preferred Stock, par value of $0.01 per share; 40,000 shares authorized; 36,626 shares and 0 shares issued and outstanding, respectively, including cumulative dividends (redemption value of $73,947 and $0, respectively)	73,947	—
Total current liabilities	176,136	96,581

Long-term debt, net of current portion	74,384	209,519
Subordinated notes and debentures	142,260	102,813
Other long-term liabilities	4,757	10,635
Deferred income taxes	6,354	7,536
Mandatorily Redeemable 8 1/2 % Series B Preferred Stock; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	—	—
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $56,376 and $63,574, respectively)	55,880	63,203
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $213,826 and $248,339, respectively)	211,991	246,924
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	—	—
Total liabilities and mandatorily redeemable preferred stock	671,762	737,211

Shareholders’ deficit
Common stock, Class A, par value of $0.01 per share; 15,000,000 shares authorized; 14,760,530 shares issued and outstanding	148	148
Common stock, par value of $0.01 per share; 100,000,000 shares authorized; 16,977,653 shares issued and outstanding	170	170
Additional paid-in capital	302,285	302,285
Accumulated deficit	(543,565)	(616,880)
Total shareholders’ deficit	(240,962)	(314,277)
Total liabilities, mandatorily redeemable preferred stock, and shareholders’ deficit	$430,800	$422,934

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended
	July 27, 2003	July 25, 2004	July 31, 2005
Net revenues:
Resort	$251,638	$250,706	$267,314
Real estate	12,898	33,405	9,163
Total net revenues	264,536	284,111	276,477

Operating expenses:
Resort	168,010	167,518	173,855
Real estate	12,166	24,661	7,185
Marketing, general, and administrative	49,645	54,801	50,439
Merger, restructuring, and asset impairment charges, net	1,451	137	—
Depreciation and amortization	27,513	26,477	31,798
Write off of financing costs	2,761	—	5,983
Total operating expenses	261,546	273,594	269,260

Income from operations	2,990	10,517	7,217

Interest expense, net	(47,364)	(87,603)	(81,668)
Gain on sale of Haystack resort	—	—	822
Increase in fair value of interest rate swap agreement	—	—	314
Gain on extinguishment of debt	—	23,091	—
Gain on transfer of assets associated with extinguishment of debt	—	25,493	—

Loss before benefit for income taxes	(44,374)	(28,502)	(73,315)

Benefit for income taxes	—	—	—

Net loss	(44,374)	(28,502)	(73,315)

Accretion of discount and dividends on mandatorily redeemable preferred stock	(37,644)	—	—

Net loss attributable to common shareholders	$(82,018)	$(28,502)	$(73,315)

Basic and diluted net loss attributable to common shareholders	$(2.59)	$(0.90)	$(2.31)
Weighted average common shares outstanding	31,724	31,738	31,738

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

(In thousands, except share amounts)

	Class A Common stock		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of July 28, 2002	14,760,530	$148	16,963,611	$170	$277,422	$(433,045)	$(155,305)
Exercise of common stock options	—	—	14,042	—	28	—	28
Accretion of discount and dividends on mandatorily redeemable preferred stock	—	—	—	—	—	(37,644)	(37,644)
Net loss	—	—	—	—	—	(44,374)	(44,374)
Balance as of July 27, 2003	14,760,530	148	16,977,653	170	277,450	(515,063)	(237,295)

Exchange of debt for capital contribution	—	—	—	—	24,835	—	24,835
Net loss	—	—	—	—	—	(28,502)	(28,502)
Balance as of July 25, 2004	14,760,530	148	16,977,653	170	302,285	(543,565)	(240,962)

Net loss	—	—	—	—	—	(73,315)	(73,315)
Balance as of July 31, 2005	14,760,530	$148	16,977,653	$170	$302,285	$(616,880)	$(314,277)

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	July 27, 2003	July 25, 2004	July 31, 2005
Cash flows from operating activities
Net loss	$(44,374)	$(28,502)	$(73,315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,513	26,477	31,798
Non-cash interest and amortization of deferred financing costs	3,116	46,182	46,491
Non-cash increase in fair value of interest rate swap agreement	—	—	(314)
Amortization of discount on convertible debt	1,433	837	161
Non-cash interest on junior subordinated notes	1,554	1,724	8,453
Non-cash compensation expense	563	156	523
Write-off of deferred financing costs	2,761	—	5,983
Gain from sale or impairment of assets, net	(499)	(1,147)	(1,172)
Gain on extinguishment of debt	—	(23,091)	—
Gain on transfer of assets associated with extinguishment of debt	—	(25,493)	—
Decrease (increase) in assets:
Restricted cash	(904)	(4,376)	5,046
Accounts receivable, net	3,956	234	1
Inventory	404	25	52
Prepaid expenses and other	938	194	(98)
Real estate developed for sale	5,709	18,950	2,378
Other assets	13,177	(831)	126
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	876	6,735	(321)
Deposits and deferred revenue	1,190	3,301	8,995
Other long-term liabilities	(25,412)	785	(229)
Net cash provided by (used in) operating activities	(7,999)	22,160	34,558

Cash flows from investing activities
Capital expenditures	(7,084)	(9,573)	(17,953)
Proceeds from sale of assets	2,426	2,214	6,013
Net cash used in investing activities	(4,658)	(7,359)	(11,940)

Cash flows from financing activities
Proceeds from borrowings under previous Resort Senior Credit Facility	143,801	68,465	22,659
Repayment of principal under previous Resort Senior Credit Facility	(124,679)	(67,203)	(101,701)
Proceeds from borrowings under current Resort Senior Credit Facility	—	—	262,794
Repayment of principal under current Resort Senior Credit Facility	—	—	(60,035)
Proceeds from issuance of long-term debt	—	—	2,550
Repayment of principal on long-term debt	(5,656)	(4,915)	(10,844)
Repayment of Subordinate debt	—	—	(121,875)
Proceeds from issuance of real estate debt	9,715	6,159	—
Repayment of principal on real estate debt	(6,860)	(19,166)	(6,911)
Payment of deferred financing costs	(4,020)	—	(7,306)
Payment for costs of extinguishment of debt	—	(470)	—
Proceeds from exercise of stock options	28	—	—
Net cash (used in) provided by financing activities	12,329	(17,130)	(20,669)
Net (decrease) increase in cash and cash equivalents	(328)	(2,329)	1,949
Cash and cash equivalents, beginning of year	6,924	6,596	4,267
Cash and cash equivalents, end of year	$6,596	$4,267	$6,216

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,970	$39,268	$22,522
Cash refunded for income taxes, net	(15)	(113)	—
Supplemental schedule of non-cash investing and financing activities:
Accretion of discount and dividends on mandatorily redeemable preferred stock	37,644	—	—
Exchange of debt for capital contribution	—	24,835	—
Acquisition of equipment under capital leases	—	—	12,655
Conversion of Series A Preferred Stock to New Junior Subordinated Notes	—	—	76,673
Addition of interest to principal outstanding on New Junior Subordinated Notes	—	—	911

See accompanying notes to consolidated financial statements.

American Skiing Company

Notes to Consolidated Financial Statements

1.             Basis of Presentation

American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies.  The Company reports its results of operations in two business segments, resort operations and real estate operations (see Note 13).  The Company has historically conducted its resort operations through a series of its wholly owned subsidiaries which operated the following ski resorts during fiscal 2005 and fiscal 2004: Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado.  The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties’ subsidiaries, including Grand Summit and The Canyons Resort Properties, Inc.

Business Conditions

For fiscal 2003, fiscal 2004, and fiscal 2005, the Company generated revenues of $264.5 million, $284.1 million, and $276.5 million, respectively, incurred net losses attributable to common shareholders of $82.0 million, $28.5 million, and $73.3 million, respectively, and generated cash flows (used in) provided by operating activities of $(8.0) million, $22.2 million, and $34.6 million, respectively.  As of July 31, 2005, the Company had an accumulated deficit of $616.9  million and had negative working capital of $67.2  million.

Strategic Plan

The Company has undertaken a strategic plan designed to mitigate the effects of these negative business conditions and improve the Company’s financial condition, liquidity, and results of operations.  This plan includes the following key components:

•                  Comprehensive financial restructuring package, including amendments to its resort and real estate construction credit facilities and redeemable preferred stock, additional capital infusions, and the refinancing of its Resort Senior Credit Facility and its Senior Subordinated Notes along with its Real Estate Term Facility to improve financial flexibility,

•                  Reorganization, staff reduction, and performance enhancement programs designed to achieve operational cost savings and improve financial performance,

•                  Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations,

•                  Improvement of the financial performance of Killington Ski Resort through continued enhancements both in the physical appearance and guest service experience of the resort,

•                  Implementation of the All for One all eastern season pass program designed to lock in skier visitation through increase in season pass sales, increase related net resort operating revenues, increase market share in the east and to hedge against poor weather conditions in the east during the ski season, and

•                  Reorganization of marketing and sales functions, strengthen sales staff capabilities, increase marketing dollar spend into in-market needs to achieve broader marketing and sales coverage in our designated markets.

Management has completed several components of this plan, including refinancing the Company’s Resort Senior Credit Facility, Senior Subordinated Notes, and Series A Preferred Stock, obtaining the additional capital infusions from Oak Hill Capital Partners, L.P. and certain related entities (collectively, Oak Hill), implementing a staff reorganization plan to improve operational efficiencies, and strategically redeploying management.  Also, during fiscal 2004, the Company successfully amended its real estate construction loan facilities to extend the timing of mandatory principal payments and provide additional liquidity to support ongoing sales and marketing activities for the remaining units to be sold.  During fiscal 2004, the Company held an auction to sell substantially all of the remaining units at The Canyons Grand Summit Hotel, which resulted in a $10.8 million reduction in the borrowings under the real estate construction loan facilities.  The Company also successfully restructured its Real Estate Term Facility (see Note 6).  During fiscal 2005, the Company requested and received principal pay down waivers from its lenders regarding its real estate construction loan (See Note 6). As of July 31, 2005, the Company is in compliance with all debt covenants and other terms of its debt instruments.  Although there can be no assurance, management believes the Company has adequate liquidity and borrowing capacity to finance its operations through at least the end of fiscal 2006.

During fiscal 2005, the Company obtained a new senior secured credit facility.  The new facility totals $230.0 million and consists of a revolving credit facility with a maximum borrowing capacity of $40.0 million and term loan facilities with maximum borrowing capacities of $190.0 million.  The proceeds from these credit facilities were used to repay in full the Company’s previously existing Resort Senior Credit Facility and the Company’s Senior Subordinated Notes, as well as to pay fees and expenses related to the transaction.

During fiscal 2005, the Company entered into an Exchange Agreement with the holder of the Series A Preferred Stock.  Pursuant to the terms of the Exchange Agreement, the Company issued new junior subordinated notes due 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue non-cash interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  The New Junior Subordinated Notes are subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business.  None of the Company’s subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company’s assets will serve as collateral for repayment of the New Junior Subordinated Notes.

During June 2005, the Company completed the sale of certain assets comprising the Haystack ski resort (previously operated as part of the Mount Snow ski resort) to Tyringham Ridge, Inc. (Buyer).  The selling price was $5.0 million, subject to certain customary adjustments.  The agreement includes a two-year right of first refusal in favor of the Buyer for certain developmental land owned by Mount Snow (but not used in its ski resort operations) known as the Howe Farm.  Under the terms of the agreement, Mount Snow will continue to be allowed to withdraw water from sources at the Haystack ski resort after the closing in amounts which approximate Mount Snow’s historical use from this source. In addition, Mount Snow has a right of first refusal to reacquire the Haystack ski resort (not including certain developmental real estate assets) for 20 years following the date of closing.  Net proceeds to the Company from the sale of the Haystack ski resort were used to reduce borrowings under the Resort Senior Credit Facility, including approximately $1.0 million paid to permanently reduce the amount of the First Lien Term Loan (see Note 5).  Under the terms of the Resort Senior Credit Facility, 50% of the proceeds from the sale of resort assets in excess of $4.0 million during any fiscal year must be used to permanently repay the First Lien Term Loan.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52week or 53-week period ending on the last Sunday of July. The periods ended July 27, 2003 and July 25, 2004 (fiscal 2003 and fiscal 2004, respectively) each consisted of 52 weeks, while the period ended July 31, 2005 (fiscal 2005) consisted of 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $1.0 million and $0.9  million as of July 25, 2004 and July 31, 2005, respectively.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation, amortization, and impairment charges. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for land improvements, and 5 to 30 years for lifts, lift lines, and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are amortized over their estimated useful lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation and amortization relating to its resort operating assets during the second and third quarters of the Company’s fiscal year.

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

Goodwill and Other Intangible Assets

As prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

As of July 25, 2004 and July 31, 2005, acquired intangible assets (other than goodwill) relate entirely to the resort segment and consist of the following (in thousands):

	July 25, 2004	July 31, 2005
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(346)	(404)
	1,507	1,449

Indefinite-lived Intangible Assets:
Trade names	170	170
Water rights	4,688	4,688
Intangible Assets, net	$6,365	$6,307

Amortization expense for definite-lived intangible assets was approximately $58,000 for each of fiscal 2003, fiscal 2004, and fiscal 2005.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Deferred Financing Costs

Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization.  Amortization is calculated on a straight-line basis over the respective original lives of the applicable issues.  Amortization calculated on a straight-line basis is not materially different from amortization that would have resulted from using the effective interest method.  As of July 25, 2004 and July 31, 2005, deferred financing costs were $3.9 million and $6.5 million, respectively, net of accumulated amortization of $6.8 million and $0.9 million, respectively.  Amortization expense related to deferred financing costs is included in interest expense and totaled $3.1 million, $2.6 million, and $1.5 million for fiscal 2003, fiscal 2004, and fiscal 2005, respectively.  In connection with the early extinguishments of debt in fiscal 2003 and fiscal 2005, the Company wrote-off unamortized deferred financing costs of approximately $2.8 million and $3.3 million, respectively.  In fiscal 2004, approximately $0.2 million of deferred financing costs were included as part of the Tranche C portion of the Real Estate Term Facility restructuring as described in Note 6.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

Interest

Interest is expensed as incurred except when it is capitalized in connection with significant capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying actual interest rates to the borrowings required to finance the construction.  During fiscal 2003, fiscal 2004, and fiscal 2005, the Company incurred total interest costs of $47.4 million, $41.9 million, and $35.0 million, respectively, of which no amounts were capitalized to property, equipment, and real estate developed for sale.

Employee Savings Plan

The Company has a 401(k) plan that allows non-highly compensated employees, as defined, to defer up to 100% of their income up to a maximum annual deferral of $14,000 if they are under 50 years old or $18,000 if they are 50 years or older as prescribed by the Internal Revenue Service.  This plan also provides for the matching of participant contributions at the Company’s discretion.  For highly-compensated employees, as defined, the plan allows employees to defer up to 7.5% of their income.  The Company’s matching contributions to the 401(k) plan for fiscal 2003, fiscal 2004, and fiscal 2005 were approximately $267,000, $340,000, and $285,000, respectively.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place.  As of July 25, 2004 and July 31, 2005, advertising costs of approximately $0.1 million each year, were recorded in prepaid expenses in the accompanying consolidated balance sheets.  Advertising expense for fiscal 2003, fiscal 2004, and fiscal 2005 was approximately $7.1 million, $10.1 million, and $11.6 million, respectively.

Seasonality

The Company’s revenues are highly seasonal in nature.  In fiscal 2005, the Company realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April.  In addition, a significant portion of resort segment revenue and approximately 20% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2005.  The Company’s resorts typically experience operating losses and negative cash flows for the period from May to mid-November.

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

Earnings per Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per common share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock (such as mandatorily redeemable preferred stock) were exercised or converted into common stock.  In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average common shares outstanding.  For fiscal 2003, fiscal 2004, and fiscal 2005, basic and diluted net loss per common share are as follows:

	Fiscal 2003	Fiscal 2004	Fiscal 2005
	(in thousands, except per share amounts)
Net Loss
Net loss	$(44,374)	$(28,502)	$(73,315)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(37,644)	—	—
Net loss attributable to common shareholders	$(82,018)	$(28,502)	$(73,315)

Shares
Total weighted average common shares outstanding (basic and diluted)	31,724	31,738	31,738

Basic and diluted loss per common share
Net loss	$(1.40)	$(0.90)	$(2.31)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(1.19)	—	—
Net loss attributable to common shareholders	$(2.59)	$(0.90)	$(2.31)

The Company had outstanding 76,626 shares of convertible preferred stock as of July 27, 2003 and, July 25, 2004, and 40,000 shares at July 31, 2005.  These shares are convertible into shares of the Company’s common stock (see Note 8).  If converted at their liquidation preferences as of July 27, 2003, July 25, 2004, and July 31, 2005, these convertible preferred shares would convert into 43,950,901, 49,425,186, and 50,858,787 shares of common stock, respectively.  However, the common stock shares into which these securities are convertible have not been included in the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.  The Company also had 3,821,187 options outstanding to purchase shares of its common stock under the Company’s stock option plan as of July 27, 2003, and 3,811,187 options outstanding as of July 25, 2004 and July 31, 2005.  These shares are also excluded from the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 effective July 28, 2003.  As a result, approximately $43.1 million of accretion of discount and dividends on the preferred stock in fiscal 2004 was included in interest expense, whereas previously it was reported as accretion of discount and dividends on mandatorily redeemable preferred stock.

Stock Compensation

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees of the Company, and other key persons (eligible for non-qualified stock options only) as designated by the Compensation Committee.  The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan’s administration.  The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted, and the rate at which each option is exercisable.  Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair value of the common stock at the date of grant.  Non-qualified stock options are granted at an exercise price as determined by the Compensation Committee.  Compensation expense is recorded for options granted at an exercise price less than fair value as determined on the date of the grant.

The status of the Company’s stock option plan is summarized below:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 28, 2002	4,226,579	$4.08

Granted	—	—
Exercised	(14,042)	2.00
Forfeited	(391,350)	2.46
Outstanding as of July 27, 2003	3,821,187	4.25

Granted	—	—
Exercised	—	—
Forfeited	(10,000)	3.00
Outstanding as of July 25, 2004	3,811,187	4.26

Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of July 31, 2005	3,811,187	$4.26

During fiscal 1998, the Company granted non-qualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant.  Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of the option of $16.00 per share.  Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees would incur upon exercise.  The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through July 31, 2005 in connection with options exercised.  The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of July 31, 2005.  The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and are fully vested as of July 31, 2005.  For fiscal 2003, fiscal 2004, and fiscal 2005, the Company did not recognize stock compensation expense relating to these options.

The following table summarizes information about the stock options outstanding under the Plan as of July 31, 2005:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.72	25,000	5.9	$0.72	25,000	$0.72
1.75 – 2.50	1,420,337	4.6	2.11	1,418,337	2.11
3.00 – 4.00	1,439,250	4.6	3.18	1,439,250	3.18
7.00 – 8.75	735,750	3.2	7.19	733,750	7.19
14.19 – 18.00	190,850	2.2	17.55	190,850	17.55
	3,811,187	4.2	4.26	3,809,187	4.26

The Company continues to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair value.  In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FAS 123”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure-only provisions of SFAS No. 148.  Had stock compensation expense been determined based on the fair value at the grant dates for awards granted under the Company’s stock option plan, consistent with the provisions of SFAS No. 123, the Company’s net loss attributable to common shareholders and the basic and diluted net loss per common share would have been changed to the pro forma amounts indicated below (dollar amounts in thousands):

Fiscal Years Ended	2003	2004	2005
Net loss attributable to common shareholders
As reported	$(82,018)	$(28,502)	$(73,315)
Stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(408)	(330)	(129)
Pro forma	$(82,426)	$(28,832)	$(73,444)
Basic and diluted net loss per common share
As reported	$(2.59)	$(0.90)	$(2.31)
Pro forma	(2.60)	(0.91)	(2.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  For fiscal 2003, fiscal 2004, and fiscal 2005, there were no options granted under the Plan.

Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company’s resort and real estate senior credit facilities and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 31, 2005.  The fair value of the Company’s subordinated notes have been estimated using quoted market values.  The fair value of the Company’s other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.  The fair values of the Company’s preferred stock issuances have not been determined as such stock is not traded in the open market and a market price is not readily available.

The estimated fair values of the Senior Subordinated Notes, Convertible Subordinated Notes, New Junior Subordinated Notes, and other subordinated debentures as of July 25, 2004 and July 31, 2005 are presented below (in thousands):

	July 25, 2004		July 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Subordinated Notes	$118,991	$90,000	$—	$—
11.3025% Convertible Subordinated Notes	17,061	15,526	19,021	17,496
New Junior Subordinated Notes	—	—	77,584	75,079
Other subordinated debentures	6,208	5,534	6,208	5,534

Derivative Financial Instruments

All derivatives are recognized on the consolidated balance sheets at their fair values.  On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).  As of July 27, 2003 and July 25, 2004, the Company was not party to any derivative financial instruments.  During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility.  The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the consolidated statement of operations.  During the year ended July 31, 2005, the Company recognized $314,405 of other non-cash income from market value adjustments to this agreement.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carryforwards, utilizing enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  The effect of any future change in income tax rates is recognized in the period that includes the enactment date.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, litigation and claims reserves, and deferred income tax asset valuation allowances.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements and related notes have been reclassified to conform to the fiscal 2005 presentation.

Accounting for Variable Interest Entities

In December 2003, the FASB issued a revision to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46R).  FIN No. 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support.  FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity.  The primary beneficiary is the entity, if any, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both.  Under these guidelines, the Company adopted FIN 46R during fiscal 2004.

On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (Killington) (an ASC subsidiary).  As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million.   Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million.  In accordance with FIN No. 46R and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation (see Note 6).

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC (“Cherry Knoll”).   Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll.  In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million.  In accordance with FIN No. 46R and APB No. 18, Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation (see Note 6).

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million.  In accordance with FIN No. 46R and APB No. 18, the Company consolidates SS Associates as it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million.  The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year.  SS Associates is obligated on the loan and none of the Company’s remaining subsidiaries are obligated.  SS Associates leases the building to the Company for $0.5 million per year.  The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company’s Killington resort) is included in other long-term liabilities in the accompanying consolidated balance sheet as of July 31, 2005.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement of all employee share-based compensation arrangements to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Further, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

As permitted by SFAS No. 123, the Company currently accounts for stock-based compensation using the method prescribed in APB No. 25, under which no compensation expense for stock options is recognized for stock option awards granted to employees at or above fair value.  However, the effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented above.    The accounting provisions of SFAS No. 123R are effective beginning the first quarter of the Company’s fiscal 2006 at which time pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods; “modified prospective” method and “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No.123R for all new awards and for awards modified, repurchased, or cancelled after the effective date, and (b)  for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS No. 123R using the modified prospective method. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a de minimus impact on the Company’s operating expenses for fiscal 2006 as only 2,000 stock options remain unvested as of July 31, 2005.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions” – an amendment of FASB Statements No. 66 and 67.  This statement amends SFAS No. 66 “Accounting for Sales of Real Estate” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-share transactions.  The accounting for those operations and costs is subject to the guidance of Statement of Position (“SOP”) 04-2, which provides guidance on the seller’s accounting for real estate time-sharing transactions.  The FASB however, does not change the revenue guidance in SFAS No. 66. SFAS No. 152 is effective beginning the first quarter of the Company’s fiscal 2006.   Management anticipates that the company’s adoption of SFAS No. 152 in fiscal 2006 will not have a material impact on the Company’s consolidated financial position, liquidity or results of operations

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective beginning the first quarter of the Company’s fiscal 2006.  Management anticipates that the company’s adoption of SFAS No. 153 in fiscal 2006 will not have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

In March 2005, the FASB issued revised FIN. 47, “Accounting for Conditional Asset Retirement Obligations”.  FIN No. 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No.143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  SFAS No.143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred.   FIN No. 47 further clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Management has determined that FIN No. 47’s conditional asset retirement obligation relates solely to the Company’s U.S. Forest Services long-term leases at Attitash, Mount Snow, and Steamboat but the fair value of the related obligations are not currently reasonably estimatable and are not conditional on a future event.  The accounting provisions of FIN No. 47 are effective beginning the first quarter of the Company’s fiscal 2006.  Management anticipates that the company’s adoption of FIN No. 47 in fiscal 2006 will not have a material impact on the Company’s consolidated financial position, liquidity or results of operations.

3.             Property and Equipment

Property and equipment consists of the following (in thousands):

	July 25, 2004	July 31, 2005
Buildings and grounds	$189,039	$191,298
Machinery and equipment	123,620	135,760
Lifts and lift lines	125,066	126,806
Trails	25,536	25,201
Land improvements	9,830	10,144
	473,091	489,209
Less: accumulated depreciation and amortization	(196,356)	(218,044)
	276,735	271,165

Land	74,761	74,485
Construction-in-progress	2,013	2,969
Property and equipment, net	$353,509	$348,619

Property and equipment includes approximately $22.1 million and $11.1 million of machinery, equipment, and lifts held under capital lease obligations as of July 25, 2004 and July 31, 2005, respectively.  As of July 25, 2004 and July 31, 2005, related accumulated amortization on property and equipment held under capital lease obligations was approximately $7.4 million and $3.6 million, respectively.  Total depreciation and amortization expense relating to property and equipment was $27.2 million, $26.2 million, and $31.0 million for fiscal 2003, fiscal 2004, and fiscal 2005, respectively.

4.             Long-Term Debt

Long-term debt consists of (in thousands):

	July 25, 2004	July 31, 2005
Resort Senior Credit Facility (see Note 5)	$79,043	$202,759

Real estate construction loan facility with a face value of $110,000 (see Note 6)	18,732	11,822

Real estate construction loan facility with a face value of $10,600 to provide liquidity for the hotel development subsidiary and for completion of the Steamboat Grand Hotel (see Note 6)	10,600	10,600

Real estate mortgage note payable with a face value of $1.9 million secured by an employee housing complex at the Company’s Steamboat resort. The note is on a 5-year amortization schedule maturing in March 2010 and principal and interest (6.25% as of July 31, 2005) are payable monthly.	1,955	1,831

Real estate mortgage note payable with a face value of $2.5 million secured by commercial property at Killington. The note is on a 10-year amortization schedule maturing in October 2009 and principal and interest (6.5% as of July 31, 2005) are payable monthly.	—	2,404

Note payable bearing interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term and is secured by a building at Killington. The principal is due in full in December 2012.	2,250	2,250

Note payable with interest payable monthly beginning January 1998 for a 30-year term. The interest rate is 7.00% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55% per annum for the final 10 years. The principal is due in full in December 2027. The note is secured by land at Killington.	1,600	1,600

Obligations under capital leases (see Note 15)	5,188	7,342
Other notes payable	207	134
	119,575	240,742
Less: current portion	(45,191)	(31,223)
Long-term debt, net of current portion	$74,384	$209,519

As of July 31, 2005, the Company had letters of credit outstanding under the Resort Senior Credit Facility totaling approximately $1.6 million.

Long-term debt, capital leases and subordinated notes and debentures (see Note 5, 6 and 7) mature as follows (in thousands):

	Long-term Debt and Capital Leases	Subordinated Notes and Debentures	Total Debt and Capital Leases
2006	$31,989	$—	$31,989
2007	11,634	—	11,634
2008	5,438	—	5,438
2009	1,185	—	1,185
2010	3,851	1,292	5,143
2011 and thereafter	187,982	101,521	289,503
Interest related to capital lease obligations (rates ranging from 5.0% to 12.2%)	(1,337)	—	(1,337)
	240,742	102,813	343,555
Less current portion	(31,223)	—	(31,223)
Long-term debt and subordinated notes and debentures, net of current portion	$209,519	$102,813	$312,332

5.             Resort Senior Credit Facility

The Company entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities.  The proceeds of the Resort Senior Credit Facility were used to repay in full the previously existing resort senior credit facility and redeem the Company’s $120.0 million senior subordinated notes (Senior Subordinated Notes), as well as to pay fees and expenses related to the transaction.  The Resort Senior Credit Facility consists of the following:

•                  Revolving Facility - $40.0 million, including letter of credit (L/C) availability of up to $6.0 million.  The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

•                  First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

•                  Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively the “First Lien Credit Agreement”), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (9.75% based on the prime rate for the Revolving Facility and 8.0% based on the LIBOR rate for the First Lien Term Loan as of July 31, 2005).  The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively.  The Second Lien Term Loan is provided under a separate credit agreement (the “Second Lien Credit Agreement”), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (11.5% as of July 31, 2005 based on the LIBOR rate), and principal is due upon maturity.

The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the Company’s assets, other than assets held by Grand Summit, and the Company’s obligations under the Second Lien Credit Agreement and the Company’s subsidiaries’ obligations under the related guarantees are secured by a second-priority security interest in the same assets.   Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company’s capital expenditures, requiring the Company to maintain a minimum ratio of appraised asset value to debt, and requiring the Company to have a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year.  The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments.  Some of these events of default allow for grace periods or are qualified by materiality concepts.  The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company’s ability to pay cash dividends on or redeem its common and preferred stock.  Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into a interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million.  Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company pays 4.16% and receives the 6-month LIBOR rate.  During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate.  As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.  Changes in the fair value of the interest rate swap agreement are recorded as interest expense (income) at each reporting period.  During the year ended July 31, 2005, the Company recognized $314,405 of interest income from market value adjustments to this agreement.

As of July 31, 2005, the Company had $14.4 million, $83.4 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of July 31, 2005, the Company had $1.6 million in outstanding L/Cs with $24.0 million available for additional borrowings under the Revolving Facility.  The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through July 31, 2005.

In connection with the refinancing of the previously existing resort senior credit facility and the Senior Subordinated Notes in November 2004, the Company expensed its remaining deferred financing costs associated with these facilities in the amount of $3.3 million.  These amounts are reflected in the accompanying fiscal 2005 consolidated statement of operations, along with $1.9 million of premium and $0.8 million of discount associated with extinguishment of Senior Subordinated Notes,  as a write-off of financing costs totaling $6.0 million.  The Company also recorded $7.3 million of deferred financing costs in connection with the Resort Senior Credit Facility.

6.             Real Estate Construction Loan Facility and Term Facility

Construction Loan Facility

The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which is primarily financed through the $110.0 million Senior Construction Loan.  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003.  Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility.  The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel.  The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC’s primary hotel development subsidiary.

The outstanding principal amount under the Construction Loan Facility is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility.  The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit.  Grand Summit has assets with a total carrying value of $44.7 million as of July 31, 2005, which collateralize the Senior Construction Loan.  The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006.  The principal balance outstanding under the Senior Construction Loan was $11.8 million as of July 31, 2005 and had an interest rate on funds advanced of prime plus 3.5% (9.75% as of July 31, 2005), with a floor of 9.0%.

The Senior Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

July 31, 2005	$12,000,000
September 30, 2005	10,000,000
December 31, 2005	8,000,000
March 31, 2006	5,000,000
June 30, 2006	—

The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears.  Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date.  The Subordinated Construction Loan, as amended, matures on November 30, 2007.  All $10.6 million had been borrowed under the Subordinated Construction Loan as of July 31, 2005.  The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

The Subordinated Construction Loan, as amended, must have the following maximum outstanding principal balances as of the following dates:

June 30, 2006	$10,000,000
December 31, 2006	8,000,000
March 31, 2007	5,000,000
June 30, 2007	2,500,000
November 30, 2007	—

Grand Summit did not meet the required reduction of the Senior Construction Loan principal balance in effect at March 31, 2005.  In April 2005, Grand Summit received a letter from the lenders waiving this default.  Grand Summit continued discussions with the lenders under the Construction Loan Facility regarding the terms of the amortization requirements and entered into amended agreements for both the Senior Construction Loan and the Subordinated Construction Loan as of June 30, 2005. On July 28, 2005, The Canyons and Attitash resort operating subsidiaries purchased from Grand Summit the respective commercial cores of their Grand Summit Hotels for $4.0 million.  Grand Summit met the maximum borrowing requirements under the amended Construction Loan Facility as of July 31, 2005.

On September 30, 2005 the outstanding balance of the Senior Construction Loan was $10.3 million, or $300,000 in excess of the maximum outstanding principal balance under the Senior Construction Loan.  On September 30, 2005, Grand Summit received a letter from the lenders waiving the September 30, 2005 maximum outstanding principal balance.

There can be no assurance that Grand Summit will meet the future mandatory amortization requirements of the Senior Construction Loan or the Subordinated Construction Loan.  If Grand Summit fails to meet those future mandatory amortization requirements, there can be no assurance that the lenders under those facilities will be willing to enter into a waiver or amendment in the future on terms acceptable to Grand Summit.  Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the existing mandatory amortization dates.  If Grand Summit is unable to obtain a waiver from the existing lenders or refinance the Construction Loan Facility, and Grand Summit does not meet the amortization requirements of the Senior Construction Loan or Subordinated Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility.  The Senior Construction Loan is non-recourse to the Company and its subsidiaries other than Grand Summit.

Real Estate Term Facility

On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility with Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land Company, LLC (“SP Land”) was created by Ski Partners, LLC, Resort Properties (an ASC subsidiary), and Killington, Ltd. (“Killington”) (an ASC subsidiary).  Certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranches A and B of the Real Estate Term Facility) totaling $55.4 million.  All of the remaining collateral for the Real Estate Term Facility, including all of the capital stock of Grand Summit, all developmental real estate at The Canyons, the commercial unit (core) in the Grand Summit Hotel at Mount Snow, and the Rams Head parking lot at the Killington resort, was released as security for the obligations under the Real Estate Term Facility.  Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interest in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million.  In accordance with FIN No. 46R and APB No. 18,  the Company accounts for SP Land on the equity method as it does not meet the requirements as a variable interest entity that requires consolidation.

In conjunction with the restructuring of the Real Estate Term Facility, the $25.0 million in debt from Resort Properties to Oak Hill Capital Partners and its affiliate, OHSF ASTC, LLC (Tranche C of the Real Estate Term Facility) was contributed by Oak Hill to ASC as additional paid-in capital.  This contribution was made for no additional consideration, and no equity was issued by ASC in return for the contribution.  As a result of the transfer of the $55.4 million in indebtedness (including accrued interest and fees) from Resort Properties to SP Land and the exchange of $25.0 million in debt from Oak Hill as additional paid-in capital of ASC, approximately $80.4 million in real estate debt and related accrued interest and fees have been settled and are no longer obligations of the Company.

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate with a carrying value of approximately $0.9 million into a joint venture entity called Cherry Knoll.   Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll.  In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million.  In accordance with FIN No. 46R and APB No. 18, the Company accounts for Cherry Knoll on the equity method as it does not meet the requirements as a variable interest entity that requires consolidation.

Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the Resort Senior Credit Facility and pledged its remaining assets as collateral security thereunder.

As a result of the restructuring of the Real Estate Term Facility, all previous defaults under the facility have been waived by the lenders and the Company is in compliance with all debt covenants and other terms of the remaining debt instruments as of July 31, 2005.

Interest expense applicable to the Real Estate Term Facility was $13.3 million and $0 million for fiscal 2004 and fiscal 2005, respectively.  No interest expense was recorded on the facility in fiscal 2005 since no borrowings remained outstanding.

7.             Subordinated Notes and Debentures

12% Senior Subordinated Notes

As of July 25, 2004, the Company had $120.0 million of Senior Subordinated Notes outstanding.  In connection with the refinancing of the Resort Senior Credit Facility as described in Note 5, the Company repurchased or redeemed all Senior Subordinated Notes.  For the early redemption, $1.9 million in premium was paid to holders. Unamortized discount of $0.8 million along with the $1.9 million in premium are included in the fiscal 2005 consolidated statement of operations as write-off of financing costs and are included within the write off of financing costs contained on the consolidated statements of operations.

11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Participating Preferred Stock (Series D Preferred Stock).  These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes.  The Junior Subordinated Notes were amended in connection with the refinancing of the Resort Senior Credit Facility to extend the maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties.  As of July 25, 2004 and July 31, 2005, the outstanding balance on the Junior Subordinated Notes was approximately $17.1 million and $19.0 million, respectively, including compounded interest.

New Junior Subordinated Notes

In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company’s Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  However, interest is added to the principal outstanding on January 1 of each year.  On January 1, 2005, $0.9 million of interest was added to the principal outstanding.  The New Junior Subordinated Notes are subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business.  None of the Company’s subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company’s assets serve as collateral for repayment of the New Junior Subordinated Notes.  The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of July 31, 2005, the outstanding balance on the New Junior Subordinated Notes was $77.6 million.  Accrued interest as of July 31, 2005 on the New Junior Subordinated Notes was $5.6 million.

Other Subordinated Debentures

Other subordinated debentures owed by the Company to institutions and individuals as of July 31, 2005 are unsecured and are due as follows (in thousands):

Year	Interest Rate	Principal Amount
2010	8%	$1,292
2012	6%	1,155
2013	6%	1,065
2015	6%	1,500
2016	6%	1,196
		$6,208

8.             Mandatorily Redeemable Securities

Series A Preferred Stock

As of July 25, 2004, the Company had 36,626 shares of Series A Preferred Stock outstanding.  As part of the refinancing of the Resort Senior Credit Facility on November 24, 2004 all outstanding shares of the Series A Preferred Stock were exchanged for New Junior Subordinated Notes in the principal amount of $76.7 million (see Note 7).

Series B Preferred Stock

Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on August 9, 1999 to Oak Hill for $150.0 million.

On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors.  The Company issued mandatorily redeemable Series C-1 and Series C-2 Preferred Stock with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference.  The Series B Preferred Stock currently remains outstanding but will lose its remaining rights, including voting rights, upon redemption of the Series C-1 and C-2 Preferred Stock in July 2007.

Series C-1 and C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or in additional shares of preferred stock.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007.  As of July 31, 2005, cumulative dividends in arrears totaled approximately $23.7 million and $109.3 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of July 31, 2005, common stock and Class A common stock issued in the future, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock.  The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the Common Stock of the Company on an as-if-converted basis.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock).  As of July 31, 2005, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.

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

As of July 31, 2005, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

Under the Stockholders Agreement, Oak Hill and Mr. Otten have agreed not to dispose of their securities of the Company if, (i) as a result of such transfer, the transferee would own more than 10% of the outstanding shares of common stock of the Company (on a fully diluted basis), unless such transfer is approved by the Board of Directors (x) including a majority of the Common Directors, as defined, or (y) the public stockholders of the Company are given the opportunity to participate in such transfer on equivalent terms, (ii) the transferee is a competitor of the Company or any of its subsidiaries, unless such transfer is approved by the Board of Directors, or (iii) such transfer would materially disadvantage the business of the Company.  The Stockholders Agreement provides for additional customary transfer restrictions applicable to each of Mr. Otten and Oak Hill as well as standstill provisions applicable to Oak Hill.

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

11.          Merger, Restructuring, and Asset Impairment Charges

The company incurred $1.4 million of merger, restructuring, and asset impairment charges for fiscal 2003 that consisted of $1.2 million of expenses related to the write-off of certain fixed assts and other assets in the resort segment, $0.4 million in employee severance changes in its resort segment, offset by the reversal of $0.2 million of impairment charges in its real estate segment that were determined not to be needed.  Employee severance changes were paid in fiscal 2003.

The Company incurred and paid $0.1 million in employee severance charges in its resort segment in fiscal 2004.

12.    Income Taxes

There was no provision or benefit for income taxes recorded in operations for fiscal 2003, fiscal 2004, or fiscal 2005.  Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences and net operating loss or income tax credit carryforwards is recognized if it is more likely than not that a benefit will be realized.  The Company recorded no deferred tax (expense) benefit because there was no change in the net deferred tax asset or liability balance.

Deferred tax (liabilities) assets are comprised of the following as of July 25, 2004 and July 31, 2005 (in thousands):

	July 25, 2004	July 31, 2005
Property and equipment basis differential	$(59,749)	$(53,108)
Other	(8,887)	(11,034)
Gross deferred tax liabilities	(68,636)	(64,142)

Tax loss and credit carryforwards	126,899	129,224
Capitalized costs	3,108	3,857
Deferred revenue and contracts	4,150	7,010
Stock compensation charge	667	869
Reserves and accruals	67,944	66,277
Gross deferred tax assets	202,768	207,237

Valuation allowance	(134,132)	(143,095)
Net deferred tax (liability) asset	$—	$—

Reconciliation of deferred tax (liabilities) assets and valuation allowance is comprised of the following as of July 25, 2004 and July 31, 2005 (in thousands):

	July 25, 2004			July 31, 2005
	Gross Deferred Tax (Liability) Asset	Valuation Allowance	Net Deferred Tax (Liability) Asset	Gross Deferred Tax (Liability) Asset	Valuation Allowance	Net Deferred Tax (Liability) Asset
Net current deferred tax asset	$18,400	$(12,046)	$6,354	$23,590	$(16,054)	$7,536

Net long term deferred tax (liability) asset:
Long term asset	184,368	(122,086)	62,282	183,647	(127,041)	56,606
Long term Liability	(68,636)		(68,636)	(64,142)	—	(64,142)
Total valuation allowance		(134,132)			(143,095)
Net long term deferred tax liability			$(6,354)			$(7,536)
Net deferred tax (liability) asset			$—			$—

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before (provision) benefit for income taxes as a result of the following differences (in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005
Income tax provision (benefit) at the statutory U.S. tax rate	$15,531	$(10,028)	$(25,660)
Increase (decrease) in rate resulting from:
State income taxes, net	3,054	(413)	(2,193)
Change in valuation allowance	(17,061)	(7,825)	8,963
Accretion of discount and dividends on Mandatorily Redeemable Preferred Stock included as interest expense	—	15,092	18,475

Non-deductible items	(1,461)	1,450	231
Other	(63)	1,724	184
Income tax benefit at the effective tax rate	$—	$—	$—

As of July 31, 2005, the Company has federal net operating loss carryforwards of approximately $270.5 million which expire in varying amounts though fiscal 2025, and approximately $1.7 million in general business credit carryforwards which expire in varying amounts through fiscal 2025.  The utilization of some of these losses and carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes.  State net operating loss carryforwards total approximately $453.7 million and expire in varying amounts and at varying times through fiscal 2025. Subsequent ownership changes, if any, could cause there to be additional limitations on existing net operating loss and credit carryforwards.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain carryforwards and other tax attributes generating the net deferred tax asset.  Therefore, a valuation allowance of approximately $134.1 million and $143.1 million has been established to reduce the deferred tax assets to their net realizable value as of July 25, 2004 and July 31, 2005, respectively.

13.          Business Segment Information

The Company has classified its operations into two business segments: resort operations and real estate operations.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities, and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss from operations.  Additionally, each of the resorts has historically produced similar margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  The Company’s real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Data by segment is as follows (in thousands):

	July 27, 2003	July 25, 2004	July 31, 2005

Net revenues:
Resorts	$251,638	$250,706	$267,314
Real estate	12,898	33,405	9,163
	$264,536	$284,111	$276,477

Income (loss) before income taxes:
Resorts	$(23,319)	$(66,611)	$(70,646)
Real estate	(21,055)	38,109	(2,669)
	$(44,374)	$(28,502)	$(73,315)

Depreciation and amortization:
Resorts	$25,791	$24,750	$30,280
Real estate	1,722	1,727	1,518
	$27,513	$26,477	$31,798

Interest expense, net:(2)
Resorts	$27,139	$70,111	$78,225
Real estate	20,225	17,492	3,129
	$47,364	$87,603	$81,354

Merger, restructuring, and asset impairment charges, gain on extinguishment of debt, and gain on transfer of assets associated with extinguishment of debt:
Resorts	$1,611	$137	$—
Real estate	(160)	(48,584)	—
	$1,451	$(48,447)	$—

Capital expenditures:
Resorts(1)	$6,819	$9,573	$17,953
Real estate	6,722	—	—
	$13,541	$9,573	$17,953
Identifiable assets:
Resorts		$340,965	$355,583
Real estate		81,804	58,296
		$422,769	$413,779

(1)          During fiscal 2005, and as required under the terms of our Resort Senior Credit Facility, we converted certain types of lease agreements that we historically entered into as operating leases into terms that qualified them to be treated as capital leases.  These converted capital leases totaled $12.7 million and are not within the $18.0 million noted above for fiscal year 2005.

(2)          During fiscal 2005, the Company entered into an interest rate swap agreement which has a fixed cash-pay rate for a portion of the Resort Senior Credit Facility (see Note 5).  Changes in the fair value of the interest rate swap agreement are recorded as interest expense (income) at each reporting period.  During the year ended July 31, 2005, the Company recognized $314,405 of interest income from market value adjustments to this agreement.  This amount is reported separately in the Consolidated Statements of Operations but is included above in the Resorts interest expense, net amount.

Capital expenditures for the Company’s real estate segment include the net change in real estate held for sale and real estate operating expenses for the periods presented.

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows:

	July 27, 2003	July 25, 2004	July 31, 2005
Capital expenditures:
Resort capital expenditures	$6,819	$9,573	$17,953
Real estate capital expenditures	265	—	—
	$7,084	$9,573	$17,953
Assets:
Identifiable assets for segments		$422,769	$413,779
Intangible and deferred income tax assets not allocated to segments		8,031	9,155
Total consolidated assets		$430,800	$422,934

14.          Related Party Transactions

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

Mr. Wachter is a member of the Company’s Board of Directors.  Additionally, he is the founder and Chief Executive Officer of Main Street Advisors.  Main Street Advisors, through Mr. Wachter, acted as one of the Company’s investment bankers in connection with the marketing of the Steamboat and Heavenly resorts for sale in 2001 and 2002.  During fiscal 2004, the Company recorded an expense for an obligation to Main Street Advisors of $0.4 million in connection with services relating to certain settlement negotiations involving the Steamboat resort (See Note 15).

On November 24, 2004, the Company entered into a new Resort Senior Credit Facility.  The new facility totals $230.0 million, and consists of a revolving credit facility and term loan facilities.  The proceeds of the facilities were used to refinance the Company’s existing resort senior credit facility and the Company’s senior subordinated notes as well as to pay fees and expenses related to the transaction.  Oak Hill Securities Fund, LP has lent $40 million in principal amount under the new facility.  The amounts lent by Oak Hill Securities Fund, LP were made on the same terms as those offered to other lenders under the facility, except that Oak Hill Securities Fund, LP received from the arrangers of the new facility the consideration paid to such arrangers by the Company with respect to loan amounts made by Oak Hill Securities Fund, LP.  With respect to $20.0 million of the new facility which was furnished by Oak Hill Securities Fund, LP under the revolving portion of the new facility, such portion receives a commitment fee equal to the margin payable to term loan lenders under the new facility in lieu of the commitment fee otherwise payable to revolving loan lenders.

In conjunction with the Resort Senior Credit Facility and the issuance of the New Junior Subordinated Notes, Oak Hill and the Company entered into a supplemental indenture to the indenture governing its 11.3025% notes due 2007.  The supplemental indenture extends the maturity of the notes to May 2012.  Also, in conjunction with the Resort Senior Credit Facility, Oak Hill confirmed to the lenders under the new facility that Oak Hill’s remedies in the event of the Company’s failure to redeem the Series C-1 Preferred Stock or Series C-2 Preferred Stock on their respective mandatory redemption dates will be limited to an increase in accretion rate and the right to elect additional members to the Company’s Board of Directors.

The Company owns commercial space in all eight of its Grand Summit hotels, as well as other commercial condominium units within the base village complexes at several of its resorts.  These commercial interests typically comprise between 10% and 25% of the ownership and voting interests of their respective condominium associations, for which the Company also provides association management services.  Included in accounts receivable as of July 25, 2004 and July 31, 2005 were $2.1 million and $1.8 million, respectively, of amounts due from these associations under such management arrangements.  Included in other assets as of July 25, 2004 and July 31, 2005 were $0 and $0.4 million (net of allowances of $0 and $0.3 million), respectively, of amounts due from these associations.  Included in accounts payable as of July 25, 2004 and July 31, 2005 were $0.4 million and $0.8 million of amounts due to these associations for association fees.

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates).  The non-ASC owned interest in SS Associates is owned in part by certain members of mid-level management at the Company’s Killington resort. SS Associates leases the building to the Company for $0.5 million per year (see Note 1).

In 1999, The Resort Village Management Association (“RVMA”), a Utah nonprofit corporation, was formed for the purpose of operating, managing and developing The Canyons Specially Planned Area (“SPA”) in Park City, Utah.  Membership consists of two classes:  Class A member is the Company and may elect four members to the Board of Trustees; Class B members include all of the other land owners within the SPA and may elect three members to the Board of Trustees.  The RVMA does not have outstanding stock.  Members of the RVMA have no voting rights other than the right to elect the members of the Board of Trustees (see Note 15).

15.          Commitments and Contingencies

The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements.  These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues.  Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2003, fiscal 2004, and fiscal 2005 was $4.2 million, $4.3 million, and $4.6 million, respectively.

Significant portions of the land underlying certain of the Company’s ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses.  A substantial portion of the land constituting skiable terrain at Attitash, Mount Snow, and Steamboat is located on federal land that is used under the terms of the permits with the United States Forest Service (the Forest Service). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design, and construction of improvements in the permit area and on many operational matters.  The Company has the right to renew these leases and under some circumstances if the leases are not renewed, the Company must re-vegetate and remediate the land back to its original state within a reasonable amount of time (See Note 2 - Recently Issued Accounting Standards).  The permits can be terminated or modified by the Forest Service to serve the public interest.  The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company’s operations.

Killington leases certain land from the State of Vermont.  The lease is subject to a buy-out option retained by the State of Vermont, as landlord.  At the conclusion of each 10-year term, or extended term, the State of Vermont has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years.  Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum.  This buy-out option will next become exercisable in the year 2010.  Although the Company has not had confirmation from State of Vermont officials, it has no reason to believe that the State of Vermont intends to exercise the buy-out option at that time.

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

In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development.  The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period.  Lease payments are based on a percentage of gross skiing and lodging revenues.  The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000.  The Company paid $250,000 during fiscal 2005 under this agreement.  The Company has entered into a modification to the agreement for the next skier visit level that obligates the Company to pay $750,000 on April 2006.  This obligation is accrued as of July 31, 2005 in accounts payable and other current liabilities and a deferred charge has been established in other current assets that will be amortized over a one-year period.  Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2003, fiscal 2004, and fiscal 2005 was $1.2 million, $1.3 million, and $1.5 million, respectively.  In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development.  The Company was obligated to make payments for these options totaling approximately $19.4 million at various times and in varying amounts through May 2003.  Cumulatively through July 31, 2005, the Company has made $17.9 million of option payments.  The remaining $1.5 million in option payments has been accrued in other current liabilities in the accompanying consolidated balance sheet as of July 31, 2005 as the Company has entered into a non-cancelable agreement to make these payments.

The ski development rights for approximately 3,000 acres of skiable terrain that the Company has targeted for development at The Canyons are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094.  The Company executed an amendment to this lease which provided that these ski development rights be acquired by April 2003.  In fiscal 2003, the Company paid approximately $5.0 million for the acquisition of these development rights.  In connection with the agreement, the Company will also be required to build two lifts over the next three years effective fiscal 2006, which will be owned by the Company, for an estimated total cost of approximately $4.0 million.

The Company entered into an agreement with a third-party land owner at The Canyons resort for an exchange of development properties which will include an obligation of the Company to complete certain road and utility infrastructure on the Company’s property adjacent to the third-party land owners property.  The estimated cost of the portion of this infrastructure for which the Company is responsible is $0.9 million.  In addition, the Company is required to provide culinary water rights to the third-party owner, which rights the Company owns but for which there is no carrying value in the accompanying consolidated balance sheets due to their impairment.

The Company’s development activities at The Canyons in Utah are governed by permits issued pursuant to a Development Agreement with local authorities.  The Development Agreement requires the Company to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits.  The Company has not achieved certain of these performance benchmarks within the time frames required under the Development Agreement, and the local authorities have advised management that these failures potentially constitute defaults under the Development Agreement.  In particular, the Development Agreement requires that the Company ensured completion of a golf course at The Canyons by November 2002.  This golf course has not yet been completed, and the local authorities have advised the Company that this failure potentially constitutes a default under the Development Agreement.  Management is working with the local authorities to address this failure and reassess the appropriate timing for compliance with this performance benchmark.  Pursuant to a contractual undertaking with an unrelated third party at The Canyons, Resort Properties is obligated to fund up to $3.0 million in construction costs or other capital support for the golf course.  Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort as well as the golf course. The Company has been in discussions with Summit County, unrelated third-party land owners who will also have obligations to transfer land into this project and certain lenders to finance the remainder of the project.   As of July 31, 2005, it is not practical to determine if there will be any negative impact to the Company’s financial position or results of operations as a result of not completing construction of the golf course and no liability with respect to this matter has been included in the accompanying consolidated financial statements

The Company believes that it possesses all the permits, licenses, and approvals from governmental authorities material to the operations as they currently exist.  The Company has not received any notice of material non-compliance with permits, licenses, or approvals necessary for the operation of any of its properties, with the exception of the Development Agreement at The Canyons, where the Company has received a notice of non-compliance from the applicable governmental regulators and is working with them to resolve compliance issues.

On April 22, 2003, the Company was sued in Utah state court by Westgate Resorts, Ltd. for breach of contract and other related claims arising from disputes involving two contracts between the Company (through two different subsidiaries, ASC Utah, Inc. (“ASC Utah”) and Resort Properties) and Westgate.  Generally, Westgate has alleged that ASC Utah and/or Resort Properties have breached obligations to Westgate to construct certain infrastructure at The Canyons resort and provide marketing support for Westgate’s project.  Westgate’s claim seeks specific performance of certain aspects of the two contracts.   On May 13, 2003, the Company answered Westgate’s complaint and filed a counterclaim, alleging, among other things, that Westgate was in default on a joint promotional agreement with ASC Utah for failing to purchase approximately $2.0 million (now over $4.0 million) in lift tickets and that Westgate’s buildings at The Canyons encroach upon land owned or controlled by ASC Utah and/or Resort Properties No discovery has been taken in this matter and no timetable has been set for bringing the matter to trial.  It is not currently feasible to quantify the damages being sought in this action.

The Company is a member in the RVMA at The Canyons.  In conjunction with its efforts to develop a golf course at The Canyons, the RVMA purchased 200 irrigation water shares from the Company and an unrelated third party.  Fifty of these 200 shares were purchased from the Company (the Company Shares) in fiscal 2004.  The RVMA’s purchase of the 200 water shares triggered a third-party obligation to provide to the Company an additional 111 culinary water shares (the Additional Shares).  In order to finance the purchase of the 200 irrigation water shares, the RVMA obtained a loan (the Water Loan) collateralized by the water shares that it purchased.  As further collateral for the Water Loan, the Company pledged to the lender its interest in the 111 Additional Shares, and deferred its right to receive the $500,000 purchase price for the Company Shares from the RVMA until after repayment in full of the Water Loan.  The Company is not directly obligated for any portion of the water loan, and provided no credit support for the Water Loan other than the Additional Shares and the deferral of purchase price.

On September 29, 2005, the Company received a notice stating that the Company had failed to perform two of its obligations under the Ground Lease with Wolf Mountain which comprises a significant portion of the ski terrain and developmental land at The Canyons; specifically an obligation to transfer title to an as-of-yet unplatted subdivision Wolf Mountain and an obligation to provide a leasehold mortgage on the Company’s interest in a separate lease at The Canyons to secure certain obligations under the Wolf Mountain lease.  The Company is diligently pursuing completion of each of these obligations within the 60 day pre-default cure period.

In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery, and equipment. Rent expense under all operating leases was $10.5 million, $11.2 million, and $7.1 million (inclusive of $4.2 million, $4.3 million, and $4.6 million of contingent rental payments) for fiscal 2003, fiscal 2004, and fiscal 2005, respectively.  In fiscal year 2005, the Company converted several equipment leases from operating leases to capital leases.

Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments (discussed above), as of July 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$4,039	$1,658
2007	2,865	1,132
2008	1,775	822
2009	—	728
2010	—	536
2011 and thereafter	—	3,844
Total payments	8,679	$8,720
Less interest (rates ranging from 5.0% to 12.2%)	(1,337)
Present value of net minimum payments	7,342
Less current portion	(3,273)
Long-term obligations	$4,069

ASC entered into an agreement on January 22, 2002 with Triple Peaks, LLC for the sale of the Steamboat resort.  The Company later determined that the sale of its Heavenly resort more closely achieved the Company’s restructuring objectives and concluded that it would not proceed with the sale of the Steamboat resort.  Subsequently, Triple Peaks, LLC (“Triple Peaks”) brought a lawsuit seeking both monetary damages resulting from the breach and specific performance of the contract.  On July 12, 2004, the Company reached a settlement with Triple Peaks regarding this litigation.  In return for a cash settlement of $5.14 million, Triple Peaks agreed to a full dismissal of all claims relating to the proposed sale of the Steamboat resort, and the Company expensed these settlement costs in fiscal 2004.  The Company paid an initial payment of $3.0 million and established a liability in accounts payable and other accrued liabilities for the remaining $2.14 million as of July 25, 2004.  This amount was paid in April 2005.   In addition, the Company is required to make a bonus payment to Triple Peaks of $860,000 if the Company sells or transfers substantially all of its assets to a third party on or prior to December 31, 2005 and the closing occurs on or before April 1, 2006.  Triple Peaks also has the right of first refusal to buy Steamboat if the sale is pursued on a stand-alone basis.

The Company enters into certain programs with various airlines that provide airline service to an airport near its Steamboat resort.  Payments on these programs to the airlines are contingent upon number of seats used during the ski season.  As these payments are contingent upon the actual flights flown and usage of such flights, the Company has no recorded liability in the accompanying consolidated balance sheets for this obligation.  The Company recorded an expense relating to these programs of $1.4 million, $1.0 million, and $1.0 million for fiscal 2003, fiscal 2004, and fiscal 2005, respectively.

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

Certain claims, suits, and complaints in the ordinary course of business are pending or may arise against the Company or its direct and indirect subsidiaries.  In the opinion of management, all matters are without merit or are of such kind, or involve such amounts, that their ultimate resolution would not have a material effect on the financial position, results of operations, or liquidity of the Company if disposed of unfavorably.

The Company has issued approximately $1.6 million of letters of credit under the Resort Senior Credit Facility as of July 31, 2005.  The Company has also issued a letter of credit for $0.3 million related to certain workers compensation obligations outside of the Resort Senior Credit Facility.  This $0.3 million letter of credit is secured by certain cash deposits of one of the Company’s wholly owned subsidiaries.

ASC has established the American Skiing Company Phantom Equity Plan ( “LTIP”).  Certain of ASC’s Executive Officers participate in this plan.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or in certain cases upon termination of employment.  The amount of any award is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event.  A Valuation Event is any of the following:  (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined by the LTIP.  The LTIP was ratified by the Company’s Board of Directors on March 6, 2003.  Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event.  During fiscal 2003, fiscal 2004, and fiscal 2005, the Company recorded expenses relating to the LTIP of approximately $0.6 million, $0.1 million, and $0.5 million, respectively, which are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations.  At July 25, 2004 and July 31, 2005, the total liability for the LTIP is $0.7 million and $1.2 million, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

The Company has entered into employment agreements with four of its executive officers.  These employment agreements provide for guaranteed annual base salaries ranging from $245,000 to $400,000 per person.  The employment agreements also provide for contingent annual bonuses ranging from 30% to 100% of annual base salaries, involuntary termination benefits, termination benefits resulting from a change in control of the Company, LTIP participation levels, and, in certain cases, benefits where the termination of employment was voluntary.  These agreements also provide for certain benefits in the event of the death of the executive.