Form 10-Q
period 2005-10-30
AMERICAN SKIING CO /ME
filed 2005-12-14
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended October 30, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of December 5, 2005, 31,738,183 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
              Accumulated Deficit for the 13 weeks ended October 24, 2004 and
              October 30, 2005 (unaudited).....................................3

         Condensed Consolidated Balance Sheets as of July 31, 2005
              and October 30, 2005 (unaudited).................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended October 24, 2004 and October 30, 2005 (unaudited)..........6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

         General..............................................................21

         Liquidity and Capital Resources......................................21

         Results of Operations................................................26

Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk...............................................29

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 1.  Legal Proceedings....................................................29

Item 6.  Exhibits.............................................................30

Part I - Financial Information
                           Item 1 Financial Statements

 Condensed Consolidated Statements of Operations and Changes in Accumulated
                                    Deficit
                     (In thousands, except per share amounts)

                                        13 weeks ended          13 weeks ended
                                       October 24, 2004        October 30, 2005
                                          (unaudited)             (unaudited)
                                       ---------------------   -----------------
Net revenues:
         Resort                        $         17,820        $         17,147
         Real estate                              1,726                   2,969
                                       ---------------------   -----------------
            Total net revenues                   19,546                  20,116
                                       ---------------------   -----------------

Operating expenses:
         Resort                                  23,609                  23,963
         Real estate                              1,108                   1,942
         Marketing, general and
           administrative                        10,817                  11,568
         Depreciation and amortization            2,279                   2,910
         Gain on sale of property                     -                    (169)
         Impairment loss on property
           sold                                       -                   1,533
                                       ---------------------   -----------------
            Total operating expenses             37,813                  41,747
                                       ---------------------   -----------------

Loss from operations                            (18,267)                (21,631)

Interest expense, net                           (19,453)                (21,254)
Increase in fair value of interest
  rate swap agreement                                 -                     686
                                       ---------------------   -----------------
Net loss                               $        (37,720)       $        (42,199)
                                       =====================   =================

Accumulated deficit, beginning of
  period                               $       (543,565)       $       (616,880)

Net loss                                        (37,720)                (42,199)
                                       ---------------------   -----------------

Accumulated deficit, end of period     $       (581,285)       $       (659,079)
                                       =====================   =================


Basic and diluted net loss per common
  share                                $          (1.19)       $          (1.33)
                                       =====================   =================

Basic and diluted weighted average
  common shares outstanding                      31,738                  31,738
                                       =====================   =================














     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                        July 31, 2005          October 30, 2005
                                         (unaudited)              (unaudited)
                                       --------------------    -----------------
Assets
Current assets
    Cash and cash equivalents          $          6,216        $          9,237
    Restricted cash                               2,557                   3,469
    Accounts receivable, net                      5,627                   4,922
    Inventory                                     3,576                   6,985
    Prepaid expenses and other                    3,829                   5,389
    Deferred income taxes                         7,536                   7,536
                                       --------------------    -----------------
Total current assets                             29,341                  37,538


Property and equipment, net                     348,619                 345,341
Real estate developed for sale                   22,304                  21,515
Intangible assets, net                            6,307                   6,292
Deferred financing costs, net                     6,472                   6,194
Other assets                                      9,891                  11,006
                                       --------------------   ------------------
       Total assets                    $        422,934       $         427,886
                                       ====================   ==================


                            (continued on next page)






















     See accompanying Notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)

                                          July 31, 2005        October 30, 2005
                                           (unaudited)            (unaudited)
                                       --------------------   ------------------
Liabilities and Shareholders' Deficit
Current liabilities
    Current portion of long-term debt  $        31,223        $          36,433
    Accounts payable and other current
      liabilities                               43,219                   46,038
    Deposits and deferred revenue               22,139                   47,221
                                       --------------------   ------------------
          Total current liabilities             96,581                  129,692

Long-term debt, net of current portion         209,519                  209,236
Subordinated notes and debentures              102,813                  103,331
Other long-term liabilities                     10,635                   13,089
Deferred income taxes                            7,536                    7,536
Mandatorily Redeemable 8 1/2% Series B
  Convertible Participating Preferred
  Stock, par value of $0.01 per share;
  150,000 shares authorized, issued,
  and outstanding (redemption value of $0)           -                        -
Mandatorily Redeemable Convertible
  Participating 12% Series C-1 Preferred
  Stock, par value of $0.01 per share;
  40,000 shares authorized, issued, and
  outstanding, including cumulative
  dividends (redemption value of $63,574
  and $65,475, respectively)                    63,203                   65,140
Mandatorily Redeemable 15% Nonvoting
  Series C-2 Preferred Stock, par value
  of $0.01 per share; 139,453 shares
  authorized, issued, and outstanding,
  including cumulative dividends
  (redemption value of $248,339 and
  $257,628, respectively)                      246,924                  256,338
Mandatorily Redeemable Nonvoting Series
  D Participating Preferred Stock, par
  value of $0.01 per share; 5,000 shares
  authorized; no shares issued or
  outstanding                                        -                        -
                                       --------------------   ------------------
          Total liabilities                    737,211                  784,362
                                       --------------------   ------------------


Shareholders' deficit
  Common stock, Class A, par value of
    $0.01 per share; 15,000,000 shares
    authorized; 14,760,530 shares issued
    and outstanding                                148                      148
  Common stock, par value of $0.01 per
    share; 100,000,000 shares authorized;
    16,977,653 shares issued and
    outstanding                                    170                      170
  Additional paid-in capital                   302,285                  302,285
  Accumulated deficit                         (616,880)                (659,079)
                                       --------------------   ------------------
          Total shareholders' deficit         (314,277)                (356,476)
                                       --------------------   ------------------
                Total liabilities and
                 shareholders' deficit $       422,934        $         427,886
                                       ====================   ==================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                           13 weeks ended        13 weeks ended
                                          October 24, 2004      October 30, 2005
                                             (unaudited)           (unaudited)
                                          -----------------     ----------------
Cash flows from operating activities
Net loss                                  $       (37,720)      $       (42,199)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                  2,279                 2,910
     Amortization of deferred financing
      costs and accretion of discount and
      dividends on mandatorily redeemable
      preferred stock                              12,384                11,629
     Non-cash interest on junior
      subordinated notes                              463                 2,853
     Non-cash increase in fair value of
      interest rate swap agreement                      -                  (686)
     Non-cash Phantom Equity Plan
      compensation expense                             76                    87
     Gain from sale of property                      (295)                 (902)
     Impairment loss on property sold                   -                 1,533
     Decrease (increase) in assets:
               Restricted cash                      1,845                  (912)
               Accounts receivable, net            (1,887)                  705
               Inventory                           (2,611)               (3,409)
               Prepaid expenses and other          (2,533)               (1,560)
               Real estate developed for
                sale                                  257                   789
               Other assets                           834                  (115)
     Increase (decrease) in liabilities:
               Accounts payable and other
                current liabilities                 2,214                 2,505
               Deposits and deferred revenue       28,013                25,082
               Other long-term liabilities            449                    32
                                          -------------------   ----------------
                 Net cash provided by
                  (used in) operating
                  activities                        3,768                (1,658)
                                          -------------------   ----------------

Cash flows from investing activities
     Capital expenditures                          (7,897)               (3,593)
     Proceeds from sale of property                   470                 3,345
                                          -------------------   ----------------
                 Net cash used in
                 investing activities              (7,427)                 (248)
                                          -------------------   ----------------

Cash flows from financing activities
     Proceeds from resort senior credit
      facilities                                   13,604                22,975
     Repayment of resort senior credit
      facilities                                  (10,527)              (16,007)
     Proceeds from long-term debt                   2,550                     -
     Repayment of long-term debt                     (279)                  (84)
     Repayment of real estate debt                   (867)               (1,957)
     Deferred financing costs                         (75)                    -
                                          -------------------   ----------------
                 Net cash provided by
                 financing activities               4,406                 4,927
                                          -------------------   ----------------

Net increase in cash and cash
 equivalents                                          747                 3,021
Cash and cash equivalents, beginning of
 period                                             7,024                 6,216
                                          -------------------   ----------------
Cash and cash equivalents, end of period  $         7,771       $         9,237
                                          ===================   ================

Supplemental disclosures of cash flow
 information:
     Cash paid for interest               $         2,756       $         6,423

     See accompanying Notes to Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General

         American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company has historically conducted its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 13 weeks ended October 30, 2005 and the year ended July 31, 2005 (fiscal 2005): Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado. The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. and The Canyons Resort Properties, Inc.

         The Company reports its results of operations in two business segments, resort operations and real estate operations. The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2006 is a fifty-two week reporting period and fiscal 2005 was a fifty-three week reporting period. Each quarter consists of 13 weeks, with the exception of the second quarter of fiscal 2005, which consisted of 14 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operating segment during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 31, 2005.

2.  Significant Accounting Policies

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, litigation reserves, insurance reserves, long-lived asset valuation, realizability and useful lives, and allowances for deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's significant accounting policies:

Principles of Consolidation
         The accompanying condensed consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.9 million as of each of July 31, 2005 and October 30, 2005.

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

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation, amortization, and impairment charges. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 10 to 50 years for land improvements, and 5 to 30 years for lifts, lift lines, and trails. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are amortized over their estimated useful lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation and amortization relating to its ski resort operating assets during the second and third quarters of the Company's fiscal year.

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

 As of July 31, 2005 and October 30, 2005, other intangible assets consist of the following (in thousands):

       -------------------------------------------------------------------------
                                            July 31, 2005      October 30, 2005
       -------------------------------------------------------------------------
       Definite-lived Intangible Assets:
         Lease agreements                  $       1,853      $           1,853
         Less accumulated amortization              (404)                  (419)
                                           ----------------   ------------------
                                                   1,449                  1,434

       Indefinite-lived Intangible Assets:
         Trade names                                 170                    170
         Water rights                              4,688                  4,688
                                           ----------------   ------------------
       Intangible Assets, net              $       6,307      $           6,292
                                           ================   ==================


       -------------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $15,000 for both the 13 weeks ended October 24, 2004 and the 13 weeks ended October 30, 2005. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Long-Lived Assets
         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

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

Stock Option Plan

            Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), which is more fully described in Note 2 of the Company's fiscal 2005 Annual Report on Form 10-K, that provides for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Plan has no restricted stock option component. Additionally, there have been no options granted since July 2001.

            Prior to July 31, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

            In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment." This Statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

            Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the 13 weeks ended October 30, 2005, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for prior periods have not been restated.

            The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 13-week period ended October 30, 2005 was less than $1,000 of reported compensation expense. All outstanding options were fully vested as of October 30, 2005.

            Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to August 1, 2005:
      --------------------------------------------------------------------------
                                             13 weeks ended      13 weeks ended
                                            October 24, 2004    October 30, 2005
      --------------------------------------------------------------------------
      Net loss
      As reported                           $        (37,720)   $       (42,199)
      Stock-based employee compensation
       determined under fair-value method
       for all awards, net of tax                        (34)                 -
                                            -----------------   ----------------
      Pro forma                             $        (37,754)   $       (42,199)
                                            =================   ================
      Basic and diluted net loss per common
       share
      As reported                           $          (1.19)   $         (1.33)
      Pro forma                             $          (1.19)   $         (1.33)
      --------------------------------------------------------------------------

The following table summarizes stock option activity during the 13 weeks ended October 30, 2005:
--------------------------------------------------------------------------------
                                                             Weighted Average
                                         Weighted Average  Remaining Contractual
                              Options     Exercise Price           Term
--------------------------------------------------------------------------------
Outstanding at August 1, 2005   3,811,187     $ 4.26               4.25
Granted                                 -
Exercised                               -
Forfeited                               -
                            ----------------------------------------------------
Outstanding at October 30,
  2005                          3,811,187     $ 4.26               4.0
                            ====================================================

Options vested at October
  30, 2005                      3,811,187     $ 4.26               4.0
Exercisable at October 30,
  2005                          3,811,187     $ 4.26               4.0
--------------------------------------------------------------------------------


            As of October 30, 2005, all options have vested. Accordingly, there is no future compensation cost related to nonvested options or nonvested restricted options not yet recognized.

Derivative Financial Instruments
         All derivatives are recognized in the condensed consolidated balance sheets at their fair values. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility. The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statement of operations. For the 13-week period ended October 30, 2005, the Company recognized $685,613 of other non-cash income from market value adjustments to this agreement.

Accounting for Variable Interest Entities
         In December 2003, the FASB issued a revision to FASB Interpretation
(FIN) No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. Under these guidelines, the Company adopted FIN No. 46R during fiscal 2004.

         On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (Killington) (an ASC subsidiary). As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million. Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land. The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million. In accordance with FIN No. 46R and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

         As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC (Cherry Knoll). Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll. In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million. In accordance with FIN No. 46R and APB No. 18, Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

         In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million. In accordance with FIN No. 46R, the Company consolidates SS Associates because it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

         SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million. The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries are obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of October 30, 2005.

Reclassifications
         Certain amounts in the prior period's financial statements and related notes have been reclassified to conform to the current period's presentation.

Recently Issued Accounting Standards

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," (SFAS No. 66) and SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-share transactions. The accounting for those operations and costs is subject to the guidance of Statement of Position (SOP) 04-2, which provides guidance on the seller's accounting for real estate time-sharing transactions. SFAS No. 152, however, does not change the revenue guidance in SFAS No. 66. SFAS No. 152 became effective for the quarter ended October 30, 2005. Resort Properties has entered into an arrangement with its lender where the lender shall buy from Resort Properties certain qualified note purchase agreements which provide financing for time-sharing buyers. This financing requires Resort Properties to buy back from the lender at any time any note purchase agreement that fails to meet the lender's definition of an eligible note, if not otherwise waived by the lender, on the date of the time-share sale. Through October 30, 2005, there have been no sales transactions which utilize this financing. The adoption of SFAS No. 152 will require the deferral of revenues on any such transactions in the future.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" (SFAS No. 153). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 became effective for the quarter ended October 30, 2005 and were adopted by the Company. There was no impact to the Company's condensed consolidated financial statements in the current period due to the adoption of this provision.

         In March 2005, the FASB issued revised FIN No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). FIN No. 47 clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS No. 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred. FIN No. 47 further clarifies when an entity has sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. The provisions of FIN No. 47 became effective for the quarter ended October 30, 2005 and were adopted by the Company. Management has determined under SFAS No. 143 that it cannot reasonably estimate the fair value of its asset retirement obligations relating to certain provisions in its lease agreements at Attitash, Mount Snow, and Steamboat requiring it to reforest certain ski terrain leased from the U.S. Forest Service, as the option to renew these leases is in the control of the Company and management currently has no intention to terminate the lease. Management has not recorded a liability in its condensed consolidated financial statements for these obligations. Management has determined that these obligations are not conditional on a future event and, as such, the adoption of FIN No. 47 has no impact on the Company's condensed consolidated financial statements.


3.  Net Loss per Common Share

         Net loss per common share for the 13 weeks ended October 24, 2004 and October 30, 2005, respectively, was determined based on the following data (in thousands):

--------------------------------------------------------------------------------
                                             13 weeks ended      13 weeks ended
                                             October 24, 2004   October 30, 2005
--------------------------------------------------------------------------------
                              Loss
Net loss                                     $       (37,720)   $       (42,199)
                                             ================   ================

                             Shares
Basic and diluted weighted average common
  shares outstanding                                  31,738             31,738
                                             ================   ================

--------------------------------------------------------------------------------

         As of October 24, 2004 and October 30, 2005, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of October 24, 2004, the Company had 36,626 shares of its mandatorily redeemable convertible 10 1/2% Series A preferred stock (Series A Preferred Stock) and 40,000 shares of its mandatorily redeemable convertible participating 12% Series C-1 preferred stock (Series C-1 Preferred Stock) outstanding, both of which are convertible into shares of the Company's common stock. As of October 30, 2005, only the 40,000 shares of Series C-1 Preferred Stock were outstanding. If converted at their liquidation preferences as of October 24, 2004 and October 30, 2005, these convertible preferred shares would convert into approximately 50,887,000 and 52,380,000 shares of common stock, respectively. For the 13 weeks ended October 24, 2004 and October 30, 2005, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,811,187 options outstanding to purchase shares of its common stock under the Plan as of October 24, 2004 and October 30, 2005, respectively. These stock options are excluded from the dilutive share calculation as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments, resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):

         -----------------------------------------------------------------------
                                              13 weeks ended     13 weeks ended
                                             October 24, 2004   October 30, 2005
         -----------------------------------------------------------------------

         Revenues:
            Resort                           $        17,820    $        17,147
            Real estate                                1,726    $         2,969
                                             -----------------  ----------------
         Total                               $        19,546             20,116
                                             =================  ================

         Net loss:
            Resort                           $       (37,122)   $       (40,796)
            Real estate                                 (598)            (1,403)
                                             -----------------  ----------------
         Total                               $       (37,720)   $       (42,199)
                                             =================  ================

         -----------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

         -----------------------------------------------------------------------
                                             July 31, 2005      October 30, 2005
         -----------------------------------------------------------------------
         Identifiable Assets:
            Resort                           $    355,483       $       364,688
            Real Estate                            58,296                54,059
                                             ----------------   ----------------
                                             $    413,779       $       418,747
                                             ================   ================
         Assets:
            Identifiable assets for
             segments                        $    413,779       $       418,747
            Intangible and deferred
             income tax assets not
             allocated to segments                  9,155                 9,139
                                             ----------------   ----------------
                Total consolidated assets    $    422,934       $       427,886
                                             ================   ================

         -----------------------------------------------------------------------


5.  Long-Term Debt

Resort Senior Credit Facility

         The Company entered into agreements dated November 24, 2004 with Credit Suisse First Boston, GE Capital, and other lenders whereby the lenders provided the Company with a $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to repay in full the previously existing resort senior credit facility and redeem the Company's $120.0 million senior subordinated notes (Senior Subordinated Notes), as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

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

     o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

     o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.25% based on the prime rate for the Revolving Facility and 8.0% based on the LIBOR rate for the First Lien Term Loan as of October 30, 2005). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (11.5% as of October 30, 2005 based on the LIBOR rate), and principal is due upon maturity.

         The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the Company's assets, other than assets held by Grand Summit, and the Company's obligations under the Second Lien Credit Agreement and the Company's subsidiaries' obligations under the related guarantees are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company's capital expenditures, maintaining a minimum ratio of appraised asset value to debt, and having a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded as increase in fair value of this interest rate swap agreement at each reporting period-end. During the 13-week period ended October 30, 2005, the Company recognized $685,613 of increase in fair value of this agreement due to market value adjustments. The total balance sheet effect as of October 30, 2005 is a net asset of $1.0 million.

         As of October 30, 2005, the Company had $21.6 million, $83.2 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of October 30, 2005, the Company had $1.6 million in outstanding L/Cs with $16.8 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through October 30, 2005.

Construction Loan Facility

         The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which is primarily financed through the $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility. The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC's primary hotel development subsidiary.

         The outstanding principal amount under the Construction Loan Facility is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit. Grand Summit has assets with a total carrying value of $41.7 million as of October 30, 2005, which collateralize the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $9.9 million as of October 30, 2005 and had an interest rate on funds advanced of prime plus 3.5% (10.25% as of October 30, 2005), with a floor of 9.0%.

         The Senior Construction Loan, as amended, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:
             September 30, 2005                        $10,000,000
             December 31, 2005                           8,000,000
             March 31, 2006                              5,000,000
             June 30, 2006                                   -

         On September 30, 2005, the outstanding balance of the Senior Construction Loan was $10.3 million, or $300,000 in excess of the maximum outstanding principal balance under the Senior Construction Loan. On September 30, 2005, Grand Summit received a letter from the lenders waiving the September 30, 2005 maximum outstanding principal balance requirement. As of October 30, 2005, the principal balance was $9.9 million.

         On December 6, 2005, Grand Summit received a letter from the lenders waiving the December 31, 2005 maximum outstanding principal balance requirement based on the paydown schedule applicable to the Senior Construction Loan.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed and remained outstanding under the Subordinated Construction Loan as of October 30, 2005. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

         The Subordinated Construction Loan, as amended, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:
             June 30, 2006                             $10,000,000
             December 31, 2006                           8,000,000
             March 31, 2007                              5,000,000
             June 30, 2007                               2,500,000
             November 30, 2007                               -

         The Construction Loan facility is non-recourse to ASC and its subsidiaries other than Grand Summit.

Other Long-Term Debt

       The Company has $15.5 million of other long-term debt as of October 30, 2005. This is comprised of $7.3 million of debt in the form of capital lease obligations and $8.2 million of notes payable with various lenders.

6.  Subordinated Notes and Debentures

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (Junior Subordinated Notes), which are convertible into shares of the Company's Non-voting Series D Participating Preferred Stock (Series D Preferred Stock). The Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of October 30, 2005, the outstanding balance on the Junior Subordinated Notes was approximately $19.5 million including compounded interest.

     New Junior Subordinated Notes
         In connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of October 30, 2005, the outstanding balance on the New Junior Subordinated Notes was $77.6 million. Accrued interest as of October 30, 2005 on the New Junior Subordinated Notes was $7.9 million.


         Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of October 30, 2005 are unsecured and are due as follows (dollars in thousands):

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
                                            =========

7.  Mandatorily Redeemable Securities

    Series A Preferred Stock
         As of October 24, 2004, the Company had 36,626 shares of Series A Preferred Stock outstanding. In connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004 all outstanding shares of the Series A Preferred Stock were exchanged for New Junior Subordinated Notes in the principal amount of $76.7 million.

    Series B Preferred Stock
         Pursuant to a Preferred Stock Subscription Agreement (the Series B Agreement) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on August 9, 1999 to Oak Hill for $150.0 million.

         On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors of ASC. The Company issued mandatorily redeemable Series C-1 Preferred Stock and Series C-2 Preferred Stock with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series B Preferred Stock currently remains outstanding but will lose its remaining rights, including voting rights, upon redemption of the Series C-1 Preferred Stock and Series C-2 Preferred Stock in July 2007.


    Series C-1 Preferred Stock and Series C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007. As of October 30, 2005, cumulative dividends in arrears totaled approximately $25.5 million and $118.1 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of October 30, 2005, common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other and the Series B Preferred Stock. The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock. As of October 30, 2005, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.

8.  Dividend Restrictions

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

    Stockholders Agreement

         The Company, Oak Hill, and Mr. Leslie B. Otten (Mr. Otten) entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the Stockholders Agreement), pursuant to which each of Mr. Otten and Oak Hill agreed to vote its capital stock of the Company so as to cause there to be:

     o Six directors of the Company nominated by Oak Hill, so long as Oak Hill owns 80% of the shares of common stock it owned as of July 30, 2000 on a fully diluted basis, such number of directors decreasing ratably with the percentage of Oak Hill's ownership of the common stock on a fully diluted basis compared to such ownership as of July 30, 2000; and

     o Two directors of the Company nominated by Mr. Otten, so long as Mr. Otten owns 15% of the shares of common stock outstanding on a fully diluted basis, and one director so nominated, so long as Mr. Otten owns at least 5% of the shares of common stock outstanding on a fully diluted basis.

         As of October 30, 2005, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

         The Stockholders Agreement provides that, so long as Oak Hill owns at least 20% of the outstanding shares of common stock on a fully diluted basis, the affirmative vote of at least one Oak Hill director is required prior to the approval of (i) the Company's annual budget, (ii) significant executive personnel decisions, (iii) material actions likely to have an impact of 5% or more on the Company's consolidated revenues or earnings, amendments to the Company's articles of incorporation or by-laws, (iv) any liquidation, reorganization, or business combination of the Company, (v) the initiation of certain material litigation, and (vi) any material financing of the Company.

         Under the Stockholders Agreement, Oak Hill and Mr. Otten have agreed not to dispose of their securities of the Company if, (i) as a result of such transfer, the transferee would own more than 10% of the outstanding shares of common stock of the Company (on a fully diluted basis), unless such transfer is approved by the Board of Directors (x) including a majority of the Common Directors (as defined in the Stockholders Agreement), or (y) the public stockholders of the Company are given the opportunity to participate in such transfer on equivalent terms, (ii) the transferee is a competitor of the Company or any of its subsidiaries, unless such transfer is approved by the Board of Directors, or (iii) such transfer would materially disadvantage the business of the Company. The Stockholders Agreement provides for additional customary transfer restrictions applicable to each of Mr. Otten and Oak Hill as well as standstill provisions applicable to Oak Hill.

         The Stockholders Agreement provides that, upon the Company's issuance of shares of common stock or securities convertible into common stock, Mr. Otten and Oak Hill will have the right to purchase at the same price and on the same terms, the number of shares of common stock or securities convertible into common stock necessary for each of them to maintain individually the same level of beneficial ownership of common stock of the Company on a fully diluted basis as it owned immediately prior to the issuance. This anti-dilution provision is subject to customary exceptions.

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan
(LTIP). Certain of ASC's executive officers participate in the LTIP. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment. The amount of any award is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event. A Valuation Event is defined in the LTIP as any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control. The LTIP was ratified by the Board of Directors on March 6, 2003. Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event. During each of the 13 weeks ended October 24, 2004 and October 30, 2005, the Company recorded expenses relating to the LTIP of approximately $0.1 million, which are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. As of October 30, 2005, the total liability for the LTIP was $1.3 million which is included in other long-term liabilities in the condensed consolidated balance sheet.

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

         Our revenues are highly seasonal in nature. In fiscal 2005, we realized approximately 89% of resort operating segment revenues and over 100% of resort operating segment operating income during the period from mid-November through April. In addition, a significant portion of resort operating segment revenue and approximately 20% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in fiscal 2005. Our resorts typically experience operating losses and negative cash flows for the period from May through mid-November.

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

         The following is our discussion and analysis of financial condition and results of operations for the 13 weeks ended October 30, 2005. As you read the information below, we urge you to carefully consider our fiscal 2005 Annual Report on Form 10-K filed on October 31, 2005 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

Liquidity and Capital Resources

Short-Term Liquidity Needs

         Our primary short-term liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects, funding our fiscal 2006 capital improvement program, and servicing our debt. Our cash requirements for ski-related and real estate sales activities are provided from separate sources.

         As described below, we entered into a $230.0 million Resort Senior Credit Facility on November 24, 2004 and used initial borrowings thereunder to refinance our prior resort senior credit facility and redeem our $120.0 million senior subordinated notes (Senior Subordinated Notes).

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of October 30, 2005 was $209.8 million.

         Real estate working capital is funded primarily through unit inventory sales, and short-term rental of remaining unit inventory. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of October 30, 2005, the carrying value of the total assets that collateralized the Construction Loan Facility was $41.7 million. The total debt outstanding on the Construction Loan Facility as of October 30, 2005 was $20.5 million. See "Real Estate Liquidity - Construction Loan Facility" below.

Resort Liquidity

         We entered into agreements dated November 24, 2004 with Credit Suisse First Boston, GE Capital, and other lenders whereby the lenders provided us with a new $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and redeem our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

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

     o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

     o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

        The Revolving Facility and First Lien Term Loan are provided under the First Lien Credit Agreement, mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.25% based on the prime rate for the Revolving Facility and 8.0% based on the LIBOR rate for the First Lien Term Loan as of October 30,
2005). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Second Lien Term Loan is provided under the Second Lien Credit Agreement, matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (11.5% as of October 30, 2005 based on the LIBOR rate), and principal is due upon maturity.

        The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement and our subsidiaries' obligations under the related guarantees are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting our capital expenditures, maintaining a minimum ratio of appraised asset value to debt, and having a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires us to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts our ability to pay cash dividends on or redeem our common or preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period of May 16, 2005 to November 15, 2005, we paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.


         In connection with entering into the Resort Senior Credit Facility, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our shareholders subject to certain limited exceptions.

         In connection with entering into the Resort Senior Credit Facility, the indenture for our Junior Subordinated Notes was amended to extend their maturity to May 2012.

         As of October 30, 2005, we had $21.6 million, $83.2 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of October 30, 2005, we had $1.6 million in outstanding L/Cs with $16.8 million available for additional borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our first quarter of fiscal 2006.

       We have $15.5 million of other long-term debt as of October 30, 2005. This is comprised of $7.3 million of debt held under capital leases and $8.2 million under other notes payable with various lenders.

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

         The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which is primarily financed through the $110.0 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003. Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility. The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC's primary hotel development subsidiary.

         The outstanding principal amount under the Construction Loan Facility is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit. Grand Summit has assets with a total carrying value of $41.7 million as of October 30, 2005, which collateralize the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $9.9 million as of October 30, 2005 and had an interest rate on funds advanced of prime plus 3.5% (10.25% as of October 30, 2005), with a floor of 9.0%.

         The Senior Construction Loan, as amended, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:
            September 30, 2005                       $10,000,000
            December 31, 2005                          8,000,000
            March 31, 2006                             5,000,000
            June 30, 2006                                  -

         On September 30, 2005, the outstanding balance of the Senior Construction Loan was $10.3 million, or $300,000 in excess of the maximum outstanding principal balance under the Senior Construction Loan. On September 30, 2005, Grand Summit received a letter from the lenders waiving the September 30, 2005 maximum outstanding principal balance requirement. As of October 30, 2005, the principal balance was $9.9 million.

         On December 6, 2005, Grand Summit received a letter from the lenders waiving the December 31, 2005 maximum outstanding principal balance requirement based on the paydown schedule applicable to the Senior Construction Loan.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed and remained outstanding under the Subordinated Construction Loan as of October 30, 2005. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

         The Subordinated Construction Loan, as amended, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:
            June 30, 2006                            $10,000,000
            December 31, 2006                          8,000,000
            March 31, 2007                             5,000,000
            June 30, 2007                              2,500,000
            November 30, 2007                              -

         There can be no assurance that Grand Summit will meet the future mandatory amortization requirements of the Senior Construction Loan or the Subordinated Construction Loan. If Grand Summit fails to meet those future mandatory amortization requirements, there can be no assurance that the lenders under those facilities will be willing to enter into a waiver or amendment in the future on terms acceptable to Grand Summit or at all. Grand Summit is also engaged in efforts to refinance the Senior Construction Loan and Subordinated Construction Loan with different lenders in a restructured facility, but similarly there can be no assurance that a refinancing will be completed prior to the existing mandatory amortization dates. If Grand Summit is unable to obtain a waiver from the existing lenders or refinance the Construction Loan Facility, and Grand Summit does not meet the amortization requirements of the Senior Construction Loan or Subordinated Construction Loan, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility. The Construction Loan facility is non-recourse to the Company and its subsidiaries other than Grand Summit.


Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For fiscal 2006 and 2007, we anticipate our annual maintenance capital needs to be approximately $10.0 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2006 and 2007 at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. Additionally, the Resort Senior Credit Facility allows the maximum expenditure level to increase for certain specified capital expenditure obligations. We expect that going forward, certain types of lease agreements that we have historically entered into as operating leases will be entered into with terms that will qualify them to be treated as capital leases. We also expect that certain leases that we have already entered into previously as operating leases will be converted into capital leases. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for fiscal 2006 and 2007.

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

         We also have mandatorily redeemable Series C-1 Preferred Stock with an accreted value of $65.5 million as of October 30, 2005 and mandatorily redeemable Series C-2 Preferred Stock with an accreted value of $257.6 million as of October 30, 2005 which mature in July 2007 to the extent that the Company has legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock or the Series C-2 Preferred Stock prior to their final maturity. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

Contractual Obligations

         There have been no material changes outside the Company's ordinary course of business during the quarterly period ended October 30, 2005.

Off-Balance Sheet Arrangements

         Other than as set forth under "--Contractual Obligations" above and our interest rate swap agreement described above under "Resort Liquidity", we do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations, business prospects, liquidity, capital expenditures, or capital resources.

                              Results of Operations
               For the 13 weeks ended October 24, 2004 compared to
                       the 13 weeks ended October 30, 2005

Resort Operations:

         The components of resort operations for the 13 weeks ended October 24, 2004 and October 30, 2005 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------
                                            13 weeks ended
                                   ----------------------------------  ---------
                                   October 24, 2004  October 30, 2005   Variance
                                   ----------------  ----------------  ---------

Total resort revenues              $     17,820      $    17,147       $   (673)
                                   ----------------  ----------------  ---------

Cost of resort operations                23,609           23,963            354
Marketing, general and
 administrative                          10,817           11,568            751
Depreciation and amortization             1,872            2,680            808
Gain on sale of property                      -             (169)          (169)
                                   ----------------  ---------------------------
Total resort expenses                    36,298           38,042          1,750
                                   ----------------  ----------------  ---------

Loss from resort operations             (18,478)         (20,895)        (2,417)
Other income (expense):
Interest expense, net                   (18,644)         (20,587)        (1,943)
Increase in fair value of
 interest rate swap agreement                 -              686            686
                                   ----------------  ----------------  ---------
Loss from resort operatio          $    (37,122  )   $   (40,796  )    $ (3,674)
                                   ================  ================  =========

--------------------------------------------------------------------------------

         Resort revenues were approximately $17.1 million as compared to $17.8 million, a decrease of $0.7 million, or 3.8%, for the 13 weeks ended October 30, 2005 when compared to the 13 weeks ended October 24, 2004. This is a result of:
(a) a decrease in our golf revenues and lodging related revenues at our Eastern resorts as the result of rainy fall weather; (b) a decrease in our lodging related revenues at Steamboat and The Canyons resorts, primarily as a result of lower group and conference business; and (c) even though each period consists of 13 weeks, since fiscal 2006 is a 52-week year and fiscal 2005 was a 53-week year, the period ended October 30, 2005 has one less summer operating week overall.

         Our resort segment produced a $40.8 million operating loss for the 13 weeks ended October 30, 2005, compared to a $37.1 million operating loss for the 13 weeks ended October 24, 2004. This $3.7 million increase in the operating loss resulted primarily from the net effect of the following:
         Decreases in revenues and increases in costs:
             (i)      $0.7 million decrease in revenues;
             (ii) $0.4 million increase in cost of resort operations due to an increase in repairs and maintenance at all resorts and increases in employee benefit costs;
             (iii) $0.7 million increase in marketing, general and administrative expenses due primarily to increased staffing in resort sales departments and increases in employee benefit costs;
             (iv)     $2.0 million increase in net interest expense;
             (v) $0.8 million increase in depreciation expense including a $0.7 million increase resulting from an adjustment as a result of the review of seasonal usage of ski resort operating assets for the 13 week period ended October 30, 2005 as compared to the same period last year. There is no impact on the annual amount of the depreciation expense as the result of this adjustment.

         Partially offset by increases in revenues and decreases in costs:
             (vi) $0.2 million increase in net gain on sale of property, and;
             (vii) $0.7 million increase in fair value of the interest rate swap arrangement.


Recent Trends: As the result of good early season snow conditions experienced in the beginning of the second quarter, both our eastern and western resorts experienced a good start to 2005-06 ski season. Paid skier visitation as of December 4, 2005 is up 5% as compared to the same period in prior year. Season pass sales for the 2005-06 ski season are approximately 7.6% greater than at the same time last year due to the successful second year offering of the "All-for-One" eastern resort season pass. The western season pass sales for the 2005-06 ski season are approximately 11% greater than at the same time last year.


Second quarter lodging reservation pace and leading indicators for the 2005-06 ski season at lodging properties reflect increases for both our western and eastern resorts on a year over year basis. Eastern resorts are experiencing an 8% increase in lodging reservations, driven primarily in transient business. The Western resort lodging reservations continue to improve from the prior year as a result of strong conference business at The Canyons and growth at Steamboat. Although we expect to be near lodging capacity for the Christmas/New Year holiday period, lodging revenues for such period are expected to be slightly down as a result of the timing of the holidays.

Real Estate Operations:

        The components of real estate operations for the 13 weeks ended
October 24, 2004 and October 30, 2005 are as follows (unaudited, in thousands):


--------------------------------------------------------------------------------
                                           13 weeks ended
                                   ----------------------------------  ---------
                                   October 24, 2004  October 30, 2005   Variance
                                   ----------------  ---------------------------

Total real estate revenues         $         1,726   $         2,969    $ 1,243
                                   ----------------  ----------------   --------

Cost of real estate operations               1,108             1,942        834
Depreciation and amortization                  407               230       (177)
Impairment loss on sale of property              -             1,533      1,533
                                   ---------------------------------------------
Total real estate expenses                   1,515             3,705      2,190
                                   ----------------  -----------------  --------

Income (loss) from real estate
 operations                                    211              (736)      (947)
Other income (expense):
Interest expense, net                         (809)             (667)       142
                                   ----------------  -----------------  --------

Loss from real estate operations   $          (598)  $        (1,403)      (805)
                                   ================  ================   ========

--------------------------------------------------------------------------------

         Real estate revenues increased by $1.2 million in the 13 weeks ended October 30, 2005 when compared to the 13 weeks ended October 24, 2004, from $1.7 million to $2.9 million, respectively. The increase was primarily due to an increase in unit sales at Steamboat.

         Our real estate segment generated a loss from operations of $1.4 million for the 13 weeks ended October 30, 2005, compared to a loss from operations of $0.6 million for the 13 weeks ended October 24, 2004. This $0.8 million increase in loss from operations results primarily from the net effect of the following:

        Increases in costs and on loss on sale of property:
        (i) $0.8 million increase in cost of operations due to an increase in revenues;
        (ii) $1.5 million increase in impairment loss on the sale of retail commercial space at the Steamboat Grand Hotel;

        Offset by increases in revenues and decreases in costs:
        (iii)  $1.2 million increase in revenues
        (iv)   $0.2 million decrease in depreciation and amortization costs; and
        (v) $0.1 million decrease in interest costs due to the reduction of the outstanding construction loans.

         Recent Trends: Sales volumes as of December 5, 2005 at our Grand Summit Hotel at Steamboat have increased slightly as compared to the same quarter of the prior year as the result of an increase in overall sales currently being experienced in the greater Steamboat market. On December 8, 2005, we announced that we will be conducting an auction in March 2006 of a portion of our remaining inventory at the Grand Summit Hotel at Steamboat. We expect that the sales of inventory prior to the auction to be significantly behind the pace of prior periods due to the pending auction.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended October 24, 2004 or the 13 weeks ended October 30, 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.

                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission on October 31, 2005.

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

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarter ended October 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings


         On September 29, 2005, we received a notice from Wolf Mountain Resorts, LC, one of our landlords at The Canyons, stating that we had failed to perform two of our obligations under the Ground Lease with Wolf Mountain; specifically an obligation to transfer title to an as-of-yet unplatted subdivision to the Landlord and an obligation to provide a leasehold mortgage on our interest in a separate lease at The Canyons to secure certain obligations under the Wolf Mountain lease. We completed our cure of each of these obligations within the 60-day pre-default cure period, and on November 28, 2005, we received a letter from Wolf Mountain Resorts, LC, acknowledging our cure of those obligations.

                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description


10.1 Waiver Agreement dated as of December 6, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties Inc., the lenders named therein, and Textron Financial Corporation as administrative agent.

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

                                           American Skiing Company
Date:  December 14, 2005

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