Form 10-Q
period 2006-01-29
AMERICAN SKIING CO /ME
filed 2006-03-15
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the quarterly period ended January 29, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act):


Large accelerated filer  |_|  Accelerated filer  |  | Non-accelerated filer  [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of February 27, 2006, 31,738,183 shares of common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
              Accumulated Deficit for the 14 weeks ended January 30, 2005 and the 13 weeks ended January 29, 2006
              (unaudited)......................................................3

         Condensed Consolidated Statements of Operations and Changes in
              Accumulated Deficit for the 27 weeks ended January 30, 2005 and the 26 weeks ended January 29, 2006
              (unaudited)......................................................4

         Condensed Consolidated Balance Sheets as of July 31, 2005 and January
              29, 2006 (unaudited).............................................5

         Condensed Consolidated Statements of Cash Flows for the 27 weeks ended
              January 30, 2005 and the 26 weeks ended January 29, 2006
              (unaudited)......................................................7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General..............................................................20

         Liquidity and Capital Resources......................................21

         Results of Operations................................................25

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........29

Item 4.  Controls and Procedures..............................................29


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 6.  Exhibits.............................................................31

Part I - Financial Information

                                     Item 1
                              Financial Statements

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
                    (In thousands, except per share amounts)

                                         14 weeks ended          13 weeks ended
                                        January 30, 2005        January 29, 2006
                                           (unaudited)             (unaudited)
                                      ---------------------   ------------------

Net revenues:
        Resort                        $          103,411      $         109,887
        Real estate                                2,663                  2,612
                                      ---------------------   ------------------
           Total net revenues                    106,074                112,499
                                      ---------------------   ------------------

Operating expenses:
        Resort                                    67,786                 67,766
        Real estate                                2,155                  3,443
        Marketing, general and
         administrative                           16,210                 17,885
        Depreciation and amortization             14,400                 13,061
                                      ---------------------   ------------------
           Total operating expenses              100,551                102,155
                                      ---------------------   ------------------

Income from operations                             5,523                 10,344
Interest expense, net                            (21,684)               (22,015)
Write-off of deferred financing costs
     and loss on extinguishment of
     senior subordinated notes                    (5,983)                   -
Increase in fair value of interest
     rate swap agreement                             -                      350
                                      ---------------------   ------------------
Net loss                              $          (22,144)               (11,321)
                                      =====================   ==================

Accumulated deficit, beginning of
     period                           $         (581,285)              (659,079)

Net loss                                         (22,144)               (11,321)
                                      ---------------------   ------------------

Accumulated deficit, end of period    $         (603,429)              (670,400)
                                      =====================   ==================

Basic and diluted net loss per common
     share                            $            (0.70)     $           (0.36)
                                      =====================   ==================

Basic and diluted weighted average
     common shares outstanding                    31,738                 31,738
                                      =====================   ==================



     See accompanying Notes to Condensed Consolidated Financial Statements.

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
                    (In thousands, except per share amounts)

                                         27 weeks ended          26 weeks ended
                                        January 30, 2005        January 29, 2006
                                           (unaudited)             (unaudited)
                                      ---------------------   ------------------
Net revenues:
        Resort                        $          121,231      $         127,034
        Real estate                                4,389                  5,581
                                      ---------------------   ------------------
           Total net revenues                    125,620                132,615
                                      ---------------------   ------------------

Operating expenses:
        Resort                                    91,395                 91,729
        Real estate                                3,263                  5,385
        Marketing, general and
         administrative                           27,027                 29,453
        Depreciation and amortization             16,679                 15,971
        Gain on sale of property                     -                     (169)
        Impairment loss on property
         sold                                        -                    1,533
                                      ---------------------   ------------------
           Total operating expenses              138,364                143,902
                                      ---------------------   ------------------

Loss from operations                             (12,744)               (11,287)
Interest expense, net                            (41,137)               (43,269)
Write-off of deferred financing costs
     and loss on extinguishment of
     senior subordinated notes                    (5,983)                   -
Increase in fair value of interest
     rate swap agreement                             -                    1,036
                                      ---------------------   ------------------
Net loss                              $          (59,864)     $         (53,520)
                                      =====================   ==================

Accumulated deficit, beginning of
     period                           $         (543,565)              (616,880)

Net loss                                         (59,864)               (53,520)
                                      ---------------------   ------------------

Accumulated deficit, end of period    $         (603,429)              (670,400)
                                      =====================   ==================

Basic and diluted net loss per common
     share                            $            (1.89)     $           (1.69)
                                      =====================   ==================

Basic and diluted weighted average
     common shares outstanding                    31,738                 31,738
                                      =====================   ==================







     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                         July 31, 2005         January 29, 2006
                                          (unaudited)             (unaudited)
                                      --------------------    ------------------
Assets
Current assets
      Cash and cash equivalents       $            6,216      $          18,756
      Restricted cash                              2,557                  5,910
      Accounts receivable, net                     5,627                  8,515
      Inventory                                    3,576                  7,619
      Prepaid expenses and other                   3,829                  4,900
      Deferred income taxes                        7,536                  7,536
                                      --------------------    ------------------
           Total current assets                   29,341                 53,236

Property and equipment, net                      348,619                340,651
Real estate developed for sale                    22,304                 20,421
Intangible assets, net                             6,307                  6,278
Deferred financing costs, net                      6,472                  5,916
Other assets                                       9,891                 11,029
                                      --------------------    ------------------
           Total assets               $          422,934      $         437,531
                                      ====================    ==================



                            (continued on next page)


















     See accompanying Notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)

                                         July 31, 2005         January 29, 2006
                                          (unaudited)             (unaudited)
                                      --------------------    ------------------
Liabilities and Shareholders' Deficit
Current liabilities
    Current portion of long-term debt $           31,223      $          18,341
    Accounts payable and other current
     liabilities                                  43,219                 67,597
    Deposits and deferred revenue                 22,139                 49,643
                                      --------------------    ------------------
           Total current liabilities              96,581                135,581

Long-term debt, net of current portion           209,519                209,594
Subordinated notes and debentures                102,813                112,493
Other long-term liabilities                       10,635                  6,868
Deferred income taxes                              7,536                  7,536
Mandatorily Redeemable 8 1/2% Series B
 Convertible Participating Preferred
 Stock, par value of $0.01 per share;
 150,000 shares authorized, issued, and
 outstanding (redemption value of $0)                -                      -
Mandatorily Redeemable Convertible
 Participating 12% Series C-1 Preferred
 Stock, par value of $0.01 per share;
 40,000 shares authorized, issued, and
 outstanding, including cumulative
 dividends (redemption value of $63,574
 and $67,434, respectively)                       63,203                 67,139
Mandatorily Redeemable 15% Nonvoting
 Series C-2 Preferred Stock, par value of
 $0.01 per share; 139,453 shares
 authorized, issued, and outstanding,
 including cumulative dividends
 (redemption value of $248,339 and
 $267,261, respectively)                         246,924                266,117
Mandatorily Redeemable Nonvoting Series
 D Participating Preferred Stock, par
 value of $0.01 per share; 5,000 shares
 authorized; no shares issued or
 outstanding                                         -                      -
                                      --------------------    ------------------
           Total liabilities                     737,211                805,328
                                      --------------------    ------------------

Shareholders' deficit
   Common stock, Class A, par value of
    $0.01 per share; 15,000,000 shares
    authorized; 14,760,530 shares issued
    and outstanding                                  148                    148
   Common stock, par value of $0.01 per
    share; 100,000,000 shares
    authorized; 16,977,653 shares issued
    and outstanding                                  170                    170
   Additional paid-in capital                    302,285                302,285
   Accumulated deficit                          (616,880)              (670,400)
                                      --------------------    ------------------
           Total shareholders' deficit          (314,277)              (367,797)
                                      --------------------    ------------------
           Total liabilities and
            shareholders' deficit     $          422,934      $         437,531
                                      ====================    ==================



     See accompanying Notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                         27 weeks ended         26 weeks ended
                                        January 30, 2005       January 29, 2006
                                           (unaudited)            (unaudited)
                                      --------------------    ------------------
Cash flows from operating activities
Net loss                              $          (59,864)               (53,520)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
     Depreciation and amortization                16,679                 15,971
     Amortization of deferred financing
      costs and accretion of discount
      and dividends on mandatorily
      redeemable preferred stock                  24,578                 23,685
     Non-cash interest on junior
      subordinated notes                           2,727                  5,793
     Non-cash increase in fair value
      of interest rate swap agreement                -                   (1,036)
     Non-cash Phantom Equity Plan
      compensation expense (recovery)               (103)                   149
     Write-off of deferred financing
      costs and extinguishment of
      senior subordinated notes                    5,983                    -
     Gain from sale of property                     (754)                  (486)
     Impairment loss on property sold                -                    1,533
     Decrease (increase) in assets:
            Restricted cash                        1,729                 (3,353)
            Accounts receivable, net              (3,324)                (2,888)
            Inventory                             (4,393)                (4,043)
            Prepaid expenses and other            (2,655)                (1,071)
            Real estate developed for
             sale                                    931                  1,883
            Other assets                           1,028                    164
     Increase (decrease) in liabilities:
            Accounts payable and other
             current liabilities                  16,630                 24,064
            Deposits and deferred revenue         31,952                 27,504
            Other long-term liabilities              424                    (29)
                                      --------------------    ------------------
              Net cash provided by
               operating activities               31,568                 34,320
                                      --------------------    ------------------
Cash flows from investing activities
     Capital expenditures                        (12,663)                (7,290)
     Proceeds from sale of property                1,008                  2,942
                                      --------------------    ------------------
              Net cash used in
               investing activities              (11,655)                (4,348)
                                      --------------------    ------------------
Cash flows from financing activities
     Proceeds from resort senior credit
      facilities                                 259,750                 46,558
     Repayment of resort senior credit
      facilities                                (137,178)               (58,996)
     Repayment of senior subordinated
      debt                                      (121,875)                   -
     Proceeds from long-term debt                  2,550                    -
     Repayment of long-term debt                  (5,443)                (2,244)
     Repayment of real estate debt                (1,640)                (2,750)
     Deferred financing costs                     (7,271)                   -
                                      --------------------    ------------------
              Net cash used in
               financing activities              (11,107)               (17,432)
                                      --------------------    ------------------
Net increase in cash and cash
 equivalents                                       8,806                 12,540
Cash and cash equivalents,
 beginning of period                               7,024                  6,216
                                      --------------------    ------------------
Cash and cash equivalents, end of
 period                               $           15,830                 18,756
                                      ====================    ==================
Supplemental disclosures of cash flow
 information:
     Cash paid for interest           $           13,800      $          13,266
     Acquisition of equipment held
      under capital leases                        12,674                  4,625
     Conversion of Series A Preferred
      Stock to New Junior Subordinated
      Notes                                       76,673                    -
     Addition of interest to principal
      outstanding for New Junior
      Subordinated Notes                             910                  8,728

                                       7
     See accompanying Notes to Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General

         American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company conducts its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 26 weeks ended January 29, 2006 and the 27 weeks ended January 30, 2005:
Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado. The Company conducts its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. and The Canyons Resort Properties, Inc.

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

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operations segment during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission on October 31, 2005.


2.  Significant Accounting Policies

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, litigation accruals, insurance reserves, long-lived asset valuation, realizability and useful lives, and allowances for deferred income tax assets. Actual results could differ materially from these estimates. The following are the Company's significant accounting policies:

Principles of Consolidation
         The accompanying condensed consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.9 million as of each of July 31, 2005 and January 29, 2006.

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

         As of July 31, 2005 and January 29, 2006, other intangible assets consist of the following (in thousands):

    ------------------------------------------------------------------------
                                         July 31, 2005     January 29, 2006
    ------------------------------------------------------------------------
    Definite-lived Intangible Assets:
      Lease agreements               $          1,853    $            1,853
      Less accumulated amortization              (404)                 (433)
                                     -----------------   -------------------
                                                1,449                 1,420

    Indefinite-lived Intangible Assets:
      Trade names                                 170                   170
      Water rights                              4,688                 4,688
                                     -----------------   -------------------
    Intangible Assets, net           $          6,307    $            6,278
                                     =================   ===================

    ------------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $15,000 for both the 14 weeks ended January 30, 2005 and the 13 weeks ended January 29, 2006. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

            In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment." This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

            Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the 13 and 26 week periods ended January 29, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for prior periods have not been restated.

            The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 26-week period ended January 29, 2006 was less than $1,000 of reported compensation expense. All outstanding options were fully vested as of January 29, 2006.

            Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the period presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to August 1, 2005 (in thousands, except per share amounts):



------------------------------------------------------------------------------------------------------------
                                       14 weeks ended    13 weeks ended    27 weeks ended    26 weeks ended
                                         January 30,       January 29,       January 30,       January 29,
                                            2005              2006              2005              2006
------------------------------------------------------------------------------------------------------------
     Net loss
        As reported                    $     (22,144)    $     (11,321)    $     (59,864)    $     (53,520)
        Stock-based employee
          compensation determined under
          fair-value method for all
          awards, net of tax                     (34)              -                 (68)              -
                                       ---------------   --------------------------------------------------
        Pro forma                      $     (22,178)    $     (11,321)    $     (59,932)    $     (53,520)
                                       ===============   ==================================================
     Basic and diluted net loss
       per common share
        As reported                    $        (0.70)   $       (0.36)    $       (1.89)    $       (1.69)
        Pro forma                               (0.70)           (0.36)            (1.89)            (1.69)

------------------------------------------------------------------------------------------------------------


The following table summarizes stock option activity during the 26 weeks ended January 29, 2006:
--------------------------------------------------------------------------------
                                                             Weighted Average
                                         Weighted Average  Remaining Contractual
                               Options    Exercise Price           Term
--------------------------------------------------------------------------------
Outstanding at July 31, 2005  3,811,187      $ 4.26                4.25
Granted                               -
Exercised                             -
Forfeited                             -
                              --------------------------------------------------
Outstanding at January 29,
2006                          3,811,187      $ 4.26                3.73
                              ==================================================

Vested at January 29, 2006    3,811,187      $ 4.26                3.73

Exercisable at January 29,
2006                          3,811,187      $ 4.26                3.73
--------------------------------------------------------------------------------

            As of January 29, 2006, all options have vested. Accordingly, there is no future compensation cost related to non-vested options or non-vested restricted options to be recognized.

Derivative Financial Instruments
         All derivatives are recognized in the condensed consolidated balance sheets at their fair values. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility. The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statements of operations. For the 26-week period ended January 29, 2006, the Company recognized approximately $1.0 million of other non-cash income from market value adjustments to this agreement.

Accounting for Variable Interest Entities
         In December 2003, the FASB issued a revision to FASB Interpretation
(FIN) No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46(R)). FIN No. 46(R) clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46(R) requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. Under these guidelines, the Company adopted FIN No. 46(R) during fiscal 2004.

         On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (Killington) (an ASC subsidiary). As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million. Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land. The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million. In accordance with FIN No. 46(R), SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

         As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC (Cherry Knoll). Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll. In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million. In accordance with FIN No. 46(R), Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

         In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase a building to SS Associates and by making a refundable security deposit of $0.4 million. In accordance with FIN No. 46(R), the Company consolidates SS Associates because it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

         SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) with cash and the issuance of long-term debt of $2.5 million. The loan is secured by the building, has 59 monthly payments of $29,000 each, a final payment in October 2009 of $1.5 million, and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries is obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of January 29, 2006.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

Recently Issued Accounting Standards
         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," (SFAS No. 66) and SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects also applies to real estate time-share transactions. The accounting for those operations and costs is also subject to the guidance of Statement of Position
(SOP) 04-2, which provides guidance on the seller's accounting for real estate time-sharing transactions. SFAS No. 152, however, does not change the revenue guidance in SFAS No. 66. The provisions of SFAS No. 152 became effective for the quarter ended October 30, 2005 and were adopted by the Company. There was no material impact to the accompanying condensed consolidated financial statements due to the adoption of this provision.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" (SFAS No. 153). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 became effective for the quarter ended October 30, 2005 and were adopted by the Company. There was no impact to the accompanying condensed consolidated financial statements due to the adoption of this provision.

         In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). FIN No. 47 clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS No. 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred. FIN No. 47 further clarifies when an entity has sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. The provisions of FIN No. 47 became effective for the quarter ended October 30, 2005 and were adopted by the Company. Management has determined under SFAS No. 143 that it cannot reasonably estimate the fair value of its asset retirement obligations relating to certain provisions in its lease agreements at Attitash, Mount Snow, and Steamboat requiring it to reforest certain ski terrain leased from the U.S. Forest Service, as the option to renew these leases is in the control of the Company and management currently has no intention to terminate the lease. Management has not recorded a liability in its condensed consolidated financial statements for these obligations. Management has determined that these obligations are not conditional on a future event and as such, the adoption of FIN No. 47 has no impact on the accompanying condensed consolidated financial statements.

3.  Net Loss per Common Share

         Net loss per common share for the periods ended January 30, 2005 and January 29, 2006, was determined based on the following data (in thousands):

            --------------------------------------------------------------------------------------------------------
                                             14 weeks ended    13 weeks ended    27 weeks ended     26 weeks ended
                                            January 30, 2005  January 29, 2006  January 30, 2005   January 29, 2006
            --------------------------------------------------------------------------------------------------------
            Net loss                        $       (22,144)  $       (11,521)  $       (59,864)   $       (53,520)
                                            ================  ================  ================   ================



            Weighted average common shares
            outstanding - basic and diluted          31,738            31,738            31,738             31,738
                                            ================  ================  ================   ================

            --------------------------------------------------------------------------------------------------------

         As of January 30, 2005 and January 29, 2006, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of January 30, 2005 and January 29, 2006, the Company had 40,000 shares of its mandatorily redeemable convertible participating 12% Series C-1 preferred stock (Series C-1 Preferred Stock) outstanding, which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of January 30, 2005 and January 29, 2006, these convertible preferred shares would convert into approximately 47,947,000 and 53,947,000 shares of common stock, respectively. For the periods ended January 30, 2005 and January 29, 2006, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,811,187 options outstanding to purchase shares of its common stock under the Plan as of each of January 30, 2005 and January 29, 2006. These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments, resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):

       ------------------------------------------------------------------------------------------------------------
                                          14 weeks ended      13 weeks ended     27 weeks ended     26 weeks ended
                                         January 30, 2005    January 29, 2006   January 30, 2005   January 29, 2006
       ------------------------------------------------------------------------------------------------------------
       Revenues:
            Resort                       $       103,411     $       109,887    $       121,231    $       127,034
            Real estate                            2,663               2,612              4,389              5,581
                                         ----------------    ----------------   ----------------   ----------------
       Total                             $       106,074     $       112,499    $       125,620    $       132,615
                                         ================    ================   ================   ================

       Loss from operations:
            Resort                       $       (21,426)    $        (9,601)   $       (58,548)   $       (50,397)
            Real estate                             (718)             (1,720)            (1,316)            (3,123)
                                         ----------------    ----------------   ----------------   -----------------
       Total                             $       (22,144)    $       (11,321)   $       (59,864)   $       (53,520)
                                         ================    ================   ================   =================

       ------------------------------------------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

        ------------------------------------------------------------------------
                                             July 31, 2005      January 29, 2006
        ------------------------------------------------------------------------
        Identifiable Assets:
         Resort                              $     355,483      $       375,553
         Real Estate                                58,296               52,852
                                             --------------     ----------------
                                             $     413,779      $       428,405
                                             ==============     ================
        Assets:
         Identifiable assets for segments    $     413,779      $       428,405
         Intangible and deferred income tax
           assets not allocated to segments          9,155                9,126
                                             --------------     ----------------
                 Total consolidated assets   $     422,934      $       437,531
                                             ==============     ================

        ------------------------------------------------------------------------



5.  Long-Term Debt

Resort Senior Credit Facility

         The Company entered into agreements dated November 24, 2004 with Credit Suisse, GE Capital, and other lenders whereby the lenders provided the Company with a $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to repay in full the previously existing resort senior credit facility and redeem the Company's $120.0 million senior subordinated notes (Senior Subordinated Notes), as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.75% based on the prime rate for the Revolving Facility and 9.06% based on the LIBOR rate for the First Lien Term Loan as of January 29, 2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (12.56% as of January 29, 2006 based on the LIBOR rate), and principal is due upon maturity.

         The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement are secured by a first-priority security interest in substantially all of the Company's assets, other than assets held by Grand Summit, and the Company's obligations under the Second Lien Credit Agreement are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company's capital expenditures, maintaining a minimum ratio of appraised asset value to debt, and having a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded as increase in fair value of this interest rate swap agreement at each reporting period-end. During the 26-week period ended January 29, 2006, the Company recognized approximately $1.0 million of increase in fair value of this agreement due to market value adjustments. The total balance sheet effect as of January 29, 2006 is a net asset of $1.3 million.

         As of January 29, 2006, the Company had $1.9 million, $82.9 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of January 29, 2006, the Company had $1.6 million in outstanding L/Cs with $36.5 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through January 29, 2006.

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

         The outstanding principal amount under the Construction Loan Facility is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit. Grand Summit has assets with a total carrying value of $39.9 million as of January 29, 2006, which collateralize the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $9.1 million as of January 29, 2006 and had an interest rate on funds advanced of prime plus 3.5% (10.75% as of January 29, 2006), with a floor of 9.0%.

         On December 6, 2005, Grand Summit received a letter from the lenders waiving the December 31, 2005 maximum outstanding principal balance requirement. On December 31, 2005, the principal balance was $9.3 million, or $1.3 million in excess of the maximum outstanding principal balance under the Senior Construction Loan. The Senior Construction Loan, as amended, prior to giving effect to the further amendment described below, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:
                March 31, 2006                   $5,000,000
                June 30, 2006                       -

         On December 8, 2005, the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. In connection with the auction announcement, on February 14, 2006, Grand Summit entered into a letter agreement with the lenders under the Senior Construction Loan waiving the March 31, 2006 maximum outstanding principal balance requirement and resetting the predetermined per unit principal paydown amount noted above to 85% of all gross proceeds received from this auction.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed and remained outstanding under the Subordinated Construction Loan as of January 29, 2006. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

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


Other Long-Term Debt

       The Company has $18.4 million of other long-term debt as of January 29, 2006. This is comprised of $10.3 million of capital lease obligations and $8.1 million of notes payable with various lenders.

6.  Subordinated Notes and Debentures

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (Junior Subordinated Notes), which are convertible into shares of the Company's Non-voting Series D Participating Preferred Stock (Series D Preferred Stock). The Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of January 29, 2006, the outstanding balance on the Junior Subordinated Notes was approximately $20.1 million including compounded interest.

     New Junior Subordinated Notes
         In connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued $76.7 million of junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding and on January 1, 2006, $8.6 million was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of January 29, 2006, the outstanding balance on the New Junior Subordinated Notes was $86.2 million. Accrued interest as of January 29, 2006 on the New Junior Subordinated Notes was $1.7 million.

     Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of January 29, 2006 are unsecured and are due as follows (dollars in thousands):

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

    Series C-1 Preferred Stock and Series C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007. As of January 29, 2006, cumulative dividends in arrears totaled approximately $27.4 million and $127.8 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of January 29, 2006, common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other and the Series B Preferred Stock. The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock. As of January 29, 2006, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.


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

         As of January 29, 2006, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan
(LTIP). Certain of ASC's executive officers participate in the LTIP. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment. The amount of any award is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event. A Valuation Event is defined in the LTIP as any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control. Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event and its estimated Equity Value. During the 14 weeks ended January 30, 2005, the Company recorded a recovery of $0.2 million and during the 13 weeks ended January 29, 2006, the Company recorded expenses relating to the LTIP of approximately $0.1 million. During the 27 weeks ended January 30, 2005, the Company recorded a net recovery of $0.1 million and during the 26 weeks ended January 29, 2006, the Company recorded expenses relating to the LTIP of approximately $0.1 million. These are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. As of January 29, 2006, the total liability for the LTIP was $1.4 million, which is included in other long-term liabilities in the condensed consolidated balance sheet.

10.  Commitments and Contingencies

         Certain claims, suits and complaints in the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts, as are not likely to have a material effect on the financial position, results of operations or liquidity of the Company if disposed of unfavorably.



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

         Our revenues are highly seasonal in nature. In fiscal 2005, we realized approximately 89% of resort operations segment revenues and over 100% of resort operations segment operating income during the period from mid-November through April. In addition, a significant portion of resort operations segment revenue and approximately 20% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in fiscal 2005. Our resorts typically experience operating losses and negative cash flows for the period from May through mid-November.

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

         The following is our discussion and analysis of financial condition and results of operations as of January 29, 2006 and for the 13 weeks and 26 weeks then ended. As you read the information below, we urge you to carefully consider our fiscal 2005 Annual Report on Form 10-K filed on October 31, 2005 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.


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

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of January 29, 2006 was $189.9 million.

         Real estate working capital is funded primarily through unit inventory sales and short-term rental of remaining unit inventory. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of January 29, 2006, the carrying value of the total assets that collateralized the Construction Loan Facility was $39.9 million. The total debt outstanding on the Construction Loan Facility as of January 29, 2006 was $19.7 million. See "Real Estate Liquidity" below.


Resort Liquidity

         We entered into agreements dated November 24, 2004 with Credit Suisse, GE Capital, and other lenders whereby the lenders provided us with a $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and redeem our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

        The Revolving Facility and First Lien Term Loan are provided under the First Lien Credit Agreement, mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.75% based on the prime rate for the Revolving Facility and 9.06% based on the LIBOR rate for the First Lien Term Loan as of January 29,
2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 each, beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Second Lien Term Loan is provided under the Second Lien Credit Agreement, matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (12.56% as of January 29, 2006 based on the LIBOR rate), and principal is due upon maturity.

        The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement are secured by a first-priority security interest in substantially all of our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

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

         As of January 29, 2006, we had $1.9 million, $82.9 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of January 29, 2006, we had $1.6 million in outstanding L/Cs with $36.5 million available for additional borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our second quarter of fiscal 2007.

         We have $18.4 million of other long-term debt as of January 29, 2006. This is comprised of $10.3 million of capital lease obligations and $8.1 million of other notes payable with various lenders.

         We closely monitor our operating results that impact our ability to meet the financial covenants under our Resort Senior Credit Facility. We take various actions to maintain compliance with our financial covenants, including selling non-core assets to increase revenues, and reducing our cost structure during the off-season and seasonal low-visitation at our resorts. In the event of a violation of the financial covenants under our Resort Senior Credit Facility, we would engage in discussions with our lenders for a waiver of those covenants for the period in question. Due to the restrictions under our Resort Senior Credit Facility, we have limited access to alternate sources of funding.

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

         The outstanding principal amount under the Construction Loan Facility is payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximates between 70% and 80% of the net proceeds of each closing. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Senior Construction Loan, which is subject to covenants, representations, and warranties customary for this type of construction facility. The Senior Construction Loan is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit. Grand Summit has assets with a total carrying value of $39.9 million as of January 29, 2006, which collateralize the Senior Construction Loan. The maturity date for funds advanced under the Senior Construction Loan is June 30, 2006. The principal balance outstanding under the Senior Construction Loan was $9.1 million as of January 29, 2006 and had an interest rate on funds advanced of prime plus 3.5% (10.75% as of January 29, 2006), with a floor of 9.0%.

         On December 6, 2005, Grand Summit received a letter from the lenders waiving the December 31, 2005 maximum outstanding principal balance requirement. On December 31, 2005, the principal balance was $9.3 million, or $1.3 million in excess of the maximum outstanding principal balance under the Senior Construction Loan. The Senior Construction Loan, as amended, prior to giving effect to the further amendment described below, requires that Grand Summit's outstanding borrowings not exceed the following maximum outstanding principal balances as of the following dates:

                 March 31, 2006                 $5,000,000
                 June 30, 2006                     -

         On December 8, 2005, the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. In connection with the auction announcement, on February 14, 2006, Grand Summit entered into a letter agreement with the lenders under the Senior Construction Loan waiving the March 31, 2006 maximum outstanding principal balance requirement and resetting the predetermined per unit principal paydown amount noted above to 85% of all gross proceeds received from this auction.

         The Subordinated Construction Loan bears interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest is due and payable in cash and the other 50%, if no events of default exist under the Subordinated Construction Loan or the Senior Construction Loan, is automatically deferred until the final payment date. The Subordinated Construction Loan, as amended, matures on November 30, 2007. All $10.6 million had been borrowed and remained outstanding under the Subordinated Construction Loan as of January 29, 2006. The Subordinated Construction Loan is secured by the same collateral which secures the Senior Construction Loan.

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


Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For each of fiscal 2006 and 2007, we anticipate our annual maintenance capital needs to be approximately $10.0 million. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

         We finance on-mountain capital improvements through resort cash flows, capital leases, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season's resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for each of fiscal 2006 and 2007 at $15.5 million, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. Additionally, the Resort Senior Credit Facility allows the maximum expenditure level to increase for certain specified capital expenditure obligations. We believe that these capital expenditure amounts will be sufficient to meet our non-real estate capital improvement needs for fiscal 2006 and 2007.

         As described above, the Revolving Facility and First Lien Term Loan of the Resort Credit Facility mature in November 2010. The First Lien Term Loan requires quarterly principal payments of $212,500 each, and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011. The Senior Construction Loan has required principal payments as described above and matures in June 2006. The Subordinated Construction Loan matures in November 2007.

         We also have mandatorily redeemable Series C-1 Preferred Stock with an accreted value of $67.4 million as of January 29, 2006 and mandatorily redeemable Series C-2 Preferred Stock with an accreted value of $267.3 million as of January 29, 2006, both of which mature in July 2007 and will be required to be redeemed to the extent that the Company has legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock or the Series C-2 Preferred Stock prior to their final maturity. We can give no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

Contractual Obligations

         There have been no material changes outside the Company's ordinary course of business during the quarterly period ended January 29, 2006.

Off-Balance Sheet Arrangements

         Other than as set forth under "Contractual Obligations" above and our interest rate swap agreement described above under "Resort Liquidity", we do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations, business prospects, liquidity, capital expenditures, or capital resources.


                              Results of Operations
         For the 14 weeks ended January 30, 2005 compared to the 13 weeks ended January 29, 2006

Resort Operations:

The components of resort operations for the 14 weeks ended January 30, 2005 and the 13 weeks ended January 29, 2006 are as follows (unaudited, in thousands):


--------------------------------------------------------------------------------
                                 ---------------------------------  ------------
                                  14 weeks ended    13 weeks ended     Variance
                                 January 30, 2005  January 29, 2006
                                 ----------------  ---------------- ------------

Total resort revenues            $        103,411  $        109,887 $     6,476
                                 ----------------  ---------------- ------------

Cost of resort operations                  67,786            67,766         (20)
Marketing, general and
  administrative                           16,210            17,885       1,675
Depreciation and amortization              13,991            12,822      (1,169)
Write-off of deferred financing
  costs and loss on
  extinguishment of senior
  subordinated notes                        5,983              -         (5,983)
                                 ----------------  -----------------------------
Total resort expenses                     103,970            98,473      (5,497)
                                 ----------------  ---------------- ------------

Income (loss) from resort
  operations                                 (559)           11,414      11,973

Interest expense, net                     (20,867)          (21,365)       (498)
Increase in fair value of
  interest rate swap agreement                -                 350         350
                                 ----------------  ---------------- ------------
Loss from resort operations      $        (21,426) $         (9,601)     11,825
                                 ================  ================ ============

--------------------------------------------------------------------------------

Resort revenues were approximately $109.9 million as compared to $103.4 million, an increase of $6.5 million, or 6.3%, for the 13 weeks ended January 29, 2006 when compared to the 14 weeks ended January 30, 2005. Estimated total skier visits increased 2.4% for this period over the comparable period of the previous year. Estimated skier visits at the Company's eastern resorts were 3% lower than last year, primarily as a result of significant rain events during key weekends. However estimated skier visits increased 18% and 9%, respectively, at The Canyons and Steamboat resorts due , in part, to favorable weather and abundant natural snowfall. Beginning in fiscal 2006, the Company revised the methodology used to estimate skier visitation at its eastern resorts. The Company now uses scanning of certain lift ticket products to estimate skier visitation and believes this methodology to be a more accurate reflection of skier visitation levels. While this methodology has changed, the Company believes that any discrepancies in such methods in comparison with prior years are immaterial to total skier visitation levels reported.

         Our resort segment incurred a $9.6 million operating loss for the 13 weeks ended January 29, 2006, compared to a $21.4 million operating loss for the 14 weeks ended January 30, 2005. This $11.8 million, or 55% , decrease in the operating loss resulted primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
              (i)      $6.5 million increase in revenues;
              (ii)     $1.2 million decrease in depreciation expense;
              (iii) $6.0 million decrease due to the non-recurring write-off of deferred financing costs and loss on extinguishment of senior subordinated notes experienced in 2005;
              (iv) $0.3 million increase in the fair value of the interest rate swap arrangement;

         Partially offset by increases in costs:
              (v) $1.7 million increase in marketing, general and administrative expenses; and
              (vi)     $0.5 million increase in net interest expense.

         Cost of resort operations did not increase over the prior year, due to the fact that the Fiscal 2006 quarter contained one less weekly operating period. Operating costs for this corresponding period (week ended October 31, 2004) in the previous year were approximately $2.1 million. Resort revenues for the same period were only $0.4 million.

         Recent Trends: For the four weeks ended February 26, 2006, our revenues are approximately $0.4 million behind revenues for the same period in Fiscal 2005. Our eastern resorts revenues fell $2.0 million with total skier visitation down by 9.0% from the same period in the prior year. Our western resorts revenues increased by $1.7 million with total skier visitation up by 3.3% from the same period in Fiscal 2005. Our eastern resorts have experienced unfavorable weather conditions for most of January and February, with the notable exception of the Presidents' Day holiday week during which total skier visitation at our eastern resorts was up 2.4% year-over-year. The Company's western resorts enjoyed 10.6% growth in total skier visits during the same holiday period relative to the comparable week in the prior year. As of March 5, 2006, our hotel booking pace for the remainder of the ski season is approximately $2.5 million or 6.8% ahead of the pace of our bookings at the same time last year. Due to strong sales earlier in the year, our season pass revenue for the remainder of the season will continue to pace significantly ahead of the comparable period of Fiscal 2005.


Real Estate Operations:

                  The components of real estate operations for the 14 weeks ended January 30, 2005 and the 13 weeks ended January 29, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                  --------------------------------  ------------
                                   14 weeks ended   13 weeks ended    Variance
                                  January 30, 2005 January 29, 2006
                                  ---------------- ---------------- ------------

Total real estate revenues        $         2,663  $         2,612  $       (51)
                                  ---------------  ---------------- ------------

Cost of real estate operations              2,155            3,443        1,288
Depreciation and amortization                 409              239         (170)
                                  ---------------  ---------------- ------------
Total real estate expenses                  2,564            3,682        1,018
                                  ---------------  ---------------- ------------

Income (loss) from real estate
  operations                                   99           (1,070)      (1,169)

Interest expense, net                        (817)            (650)         167
                                  ---------------  ---------------- ------------

Loss from real estate operations  $          (718) $        (1,720)      (1,002)
                                  ===============  ================ ============

--------------------------------------------------------------------------------


         Real estate revenues were approximately $2.6 million as compared to $2.7 million, a decrease of $0.1 million, or 1.9%, for the 13 weeks ended January 29, 2006 when compared to the 14 weeks ended January 30, 2005.

         Our real estate segment incurred a loss from operations of $1.7 million for the 13 weeks ended January 29, 2006, compared to a loss from operations of $0.7 million for the 14 weeks ended January 30, 2005. This $1.0 million increase in loss from operations results primarily from the net effect of the following:

        Decreases in revenues and increases in costs:
        (i)    $0.1 million decrease in revenues;
        (ii) $1.3 million increase in cost of operations, due primarily to a $0.8 million provision for a probable settlement related to real estate development obligations at The Canyons;

        Offset by decreases in costs:
        (iii)  $0.2 million decrease in depreciation and amortization costs; and
        (iv) $0.2 million decrease in interest costs due to the reduction of the outstanding construction loans.

         Recent Trends: On December 8, 2005 the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. As expected, as a result of the announcement, sales volumes at our Grand Summit property at Steamboat have decreased as compared to the same period in the prior year.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 14 weeks ended January 30, 2005 or the 13 weeks ended January 29, 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.


                              Results of Operations
         For the 27 weeks ended January 30, 2005 compared to the 26 weeks ended January 29, 2006

Resort Operations:

         The components of resort operations for the 27 weeks ended January 30, 2005 and the 26 weeks ended January 29, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                 ---------------------------------  ------------
                                  27 weeks ended   26 weeks ended     Variance
                                 January 30, 2005 January 29, 2006
                                 ---------------- ----------------  ------------

Total resort revenues            $       121,231  $       127,034   $     5,803
                                 ---------------- ----------------  ------------

Cost of resort operations                 91,395          91,729            334
Marketing, general and
  administrative                          27,027          29,453          2,426
Depreciation and amortization             15,863          15,502           (361)
Gain on sale of property                    -               (169)          (169)
Write-off of deferred financing
  costs and loss on extinguishment
  of senior subordinated notes             5,983              -          (5,983)
                                 ---------------- ----------------  ------------
Total resort expenses                    140,268         136,515         (3,753)
                                 ---------------- ----------------  ------------

Loss from resort operations              (19,037)         (9,481)         9,556

Interest expense, net                    (39,511)        (41,952)        (2,441)
Increase in fair value of
  interest rate swap agreement              -              1,036          1,036
                                 ---------------- ----------------  ------------
Loss from resort operations      $       (58,548)        (50,397)   $     8,151
                                 ================ ================  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $127.0 million as compared to $121.2 million, an increase of $5.8 million, or 4.8%, for the 26 weeks ended January 29, 2006 when compared to the 27 weeks ended January 30, 2005. Estimated total skier visits for the period increased 2.4% over the comparable period of the previous year. Estimated skier visits at the Company's eastern resorts were 3% lower than last year, primarily as a result of significant rain events during key weekends. However estimated skier visits increased 18% and 9%, respectively, at The Canyons and Steamboat resorts due , in part, to favorable weather and abundant natural snowfall. Beginning in fiscal 2006, the Company revised the methodology used to estimate skier visitation at its eastern resorts. The Company now uses scanning of certain lift ticket products to estimate skier visitation and believes this methodology to be a more accurate reflection of skier visitation levels. While this methodology has changed, the Company believes that any discrepancies in such methods in comparison with prior years are immaterial to total skier visitation levels reported.

         Our resort segment incurred a $50.4 million operating loss for the 26 weeks ended January 29, 2006, compared to a $58.5 million operating loss for the 27 weeks ended January 30, 2005. This $8.1 million, or 13.9%, decrease in the operating loss resulted primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
              (i)      $5.8 million increase in revenues;
              (ii)     $0.3  million decrease in depreciation expense;
              (iii)    $0.1 million increase in net gain on sale of property;
              (iv) $6.0 million decrease due to the nonrecurring write-off of deferred financing costs and loss on extinguishment of senior subordinated notes experienced in 2005;
              (v) $1.0 million increase in fair value of the interest rate swap arrangement;

         Partially offset by increases in costs:
              (vi)     $0.3 million increase in cost of resort operations;
              (vii) $2.4 million increase in marketing, general and administrative expense, and;
              (viii)   $2.4 million increase in net interest expense.

         Cost of resort operations increased only $0.3 million over the prior year, due to the fact that the Fiscal 2006 period contained one less weekly operating period. Operating costs for this corresponding period (week ended August 1, 2004) in the previous year were approximately $1.7 million. Revenues for the same period were approximately $1.6 million.


Real Estate Operations:

         The components of real estate operations for the 27 weeks ended January 30, 2005 and the 26 weeks ended January 29, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                  ---------------------------------- -----------
                                   27 weeks ended   26 weeks ended     Variance
                                  January 30, 2005 January 29, 2006
                                  ---------------- ----------------  -----------

Total real estate revenues        $         4,389  $         5,581   $    1,192
                                  ---------------- ----------------  -----------

Cost of real estate operations              3,263            5,385        2,122
Depreciation and amortization                 816              469         (347)
Impairment loss on sale of
  property                                    -              1,533        1,533
                                  ---------------- ----------------  -----------
Total real estate expenses                  4,079            7,387        3,308
                                  ---------------- ----------------  -----------

Income (loss) from real estate
  operations                                  310           (1,806)      (2,116)

Interest expense, net                      (1,626)          (1,317)         309
                                  ---------------- ----------------  -----------
Loss from real estate operations  $        (1,316) $        (3,123)  $   (1,807)
                                  ================ ================  ===========

--------------------------------------------------------------------------------

         Real estate revenues were approximately $5.6 million as compared to $4.4 million, an increase of $1.2 million, or 27.2%, for the 26 weeks ended January 29, 2006 when compared to the 27 weeks ended January 30, 2005.

         Our real estate segment incurred a loss from operations of $3.1 million for the 26 weeks ended January 29, 2006, compared to a loss from operations of $1.3 million for the 27 weeks ended January 30, 2005. This $1.8 million increase in loss from operations results primarily from the net effect of the following:

         Increases in costs and loss on sale of property:
         (i) $2.1 million increase in cost of operations, due in part to a $0.8 million provision for a probable settlement related to real estate development obligations at The Canyons;
         (ii) $1.5 million impairment loss on the sale of retail commercial property at the Steamboat Grand Hotel;

         Offset partially by increases in revenues and decreases in costs:
         (iii) $1.2 million increase in revenues;
         (iv)  $0.3 million decrease in depreciation and amortization costs; and
         (v) $0.3 million decrease in interest costs due to the reduction of the outstanding construction loans.


Benefit from income taxes:

         We recorded no benefit from income taxes for either the 27 weeks ended January 30, 2005 or the 26 weeks ended January 29, 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.



                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosures included in Item 7A of Form 10-K for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission on October 31, 2005.


                                     Item 4
                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended January 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

                                     Item 4

               Submission of Matters to a Vote of Security Holders

         On January 17, 2006, the Company held its Annual Meeting of its shareholders to approve:

            o        The election of the Company's Board of Directors; and
            o The ratification of KPMG LLP as the Company's independent auditors for the 2006 fiscal year.

         The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company's proxy statement with respect to the Annual Meeting was re-elected in its entirety.

         The results of the Annual Meeting were as follows:

                                 Board Election:

                      Voting For  Voting Against or  Abstaining Broker Non-Votes
                                       Withheld
William J. Fair     13,484,589(1)      374,170           0            0
David Hawkes        13,513,743(1)      345,106           0            0
Paul Wachter        13,468,489(1)      390,270           0            0
Leslie B. Otten     14,760,530(2)         0              0            0
Gordon Gillies      14,760,530(2)         0              0            0
William Janes       14,760,530(2)         0              0            0
Robert Branson      14,760,530(2)         0              0            0
Edward Dardani         150,000(3)         0              0            0
Steven Gruber          150,000(3)         0              0            0
Jay Crandall           150,000(3)         0              0            0

(1) Messrs. Fair, Hawkes and Wachter were elected by the holders of the Company's common stock.
(2) Messrs. Otten, Gillies, Janes and Branson were elected by the holders of the Company's Class A common stock.
(3) Messrs. Dardani, Gruber and Crandall were elected by the holders of the Company's Series B preferred stock.


                            Ratification of KPMG LLP:

                        Voting For  Voting Against  Abstaining  Broker Non-Votes
Common Stock            13,524,606      296,664       37,499           0
Class A Common Stock    14,760,530         0            0              0
Series C-1 Preferred
                        52,397,200(1)      0            0              0
                        --------------------------------------------------------
Total All Classes       80,682,336(1)   296,654       37,499           0


(1) The Series C-1 preferred stock votes together with common stock on an "as-if-converted" basis. The 40,000 shares of Series C-1 preferred stock, which were voted at the meeting, together with accrued and unpaid dividends, had a voting right equal to 52,397,200 shares of common stock as of the date of the Annual Meeting. The results set forth in the "Total All Classes" row is calculated using this as-if-converted number.

                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

10.1 Waiver Agreement dated as of February 14, 2006 to Loan and Security Agreement dated as of September 1, 1998, among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent.

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

                                   American Skiing Company
Date:  March 15, 2006

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