Form 10-Q
period 2006-04-30
AMERICAN SKIING CO /ME
filed 2006-06-14
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 for the quarterly period ended April 30, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large accelerated filer |_|   Accelerated filer |  |   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 5, 2006, 31,738,183 shares of common stock were issued and outstanding; of which 14,760,530 shares were Class A common stock.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 13 weeks ended May 1, 2005 and
            April 30, 2006 (unaudited).........................................3

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 40 weeks ended May 1, 2005 and the 39 weeks ended April 30, 2006 (unaudited).............................4

         Condensed Consolidated Balance Sheets as of July 31, 2005 and
            April 30, 2006 (unaudited).........................................5

         Condensed Consolidated Statements of Cash Flows for the 40 weeks ended
            May 1, 2005 and the 39 weeks ended April 30, 2006 (unaudited)......7

         Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General..............................................................22

         Liquidity and Capital Resources......................................22

         Results of Operations................................................26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........30

Item 4.  Controls and Procedures..............................................30


Part II - Other Information

Item 1.  Legal Proceedings....................................................31

Item 1A. Other Risk Factors...................................................32

Item 6.   Exhibits............................................................33

Part I - Financial Information

                                     Item 1
                              Financial Statements

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
                    (In thousands, except per share amounts)

                                         13 weeks ended          13 weeks ended
                                           May 1, 2005           April 30, 2006
                                           (unaudited)             (unaudited)
                                         --------------          ---------------
Net revenues:
       Resort                            $     132,266           $      132,837
       Real estate                               2,928                   24,185
                                         --------------          ---------------
         Total net revenues                    135,194                  157,022
                                         --------------          ---------------

Operating expenses:
       Resort                                   61,615                   61,269
       Real estate                               2,461                   18,832
       Marketing, general and
         administrative                         14,261                   13,861
       Depreciation and amortization            13,020                   12,602
                                         --------------          ---------------
         Total operating expenses               91,357                  106,564
                                         --------------          ---------------

Income from operations                          43,837                   50,458
Interest expense                               (20,002)                 (21,719)
Increase in fair value of interest rate
  swap agreement                                     -                      674
                                         --------------          ---------------
Net income                               $      23,835           $       29,413
                                         ==============          ===============

Accumulated deficit, beginning of period $    (603,429)          $     (670,400)

Net income                                      23,835                   29,413
                                         --------------          ---------------
Accumulated deficit, end of period       $    (579,594)          $     (640,987)
                                         ==============          ===============

Basic and diluted net income per common
  share                                  $        0.29           $         0.34
                                         ==============          ===============

Basic and diluted weighted average
  common shares outstanding                     31,738                   31,738
                                         ==============          ===============


     See accompanying Notes to Condensed Consolidated Financial Statements.

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
                    (In thousands, except per share amounts)

                                         40 weeks ended          39 weeks ended
                                          May 1, 2005            April 30, 2006
                                          (unaudited)              (unaudited)
                                         ---------------         ---------------
Net revenues:
       Resort                            $      253,497          $      259,871
       Real estate                                7,317                  29,766
                                         ---------------         ---------------
          Total net revenues                    260,814                 289,637
                                         ---------------         ---------------

Operating expenses:
       Resort                                   153,010                 152,998
       Real estate                                5,724                  24,217
       Marketing, general and
         administrative                          41,288                  43,314
       Depreciation and amortization             29,699                  28,573
       Gain on sale of property                       -                    (169)
       Impairment loss on property sold               -                   1,533
                                         ---------------         ---------------
          Total operating expenses              229,721                 250,466
                                         ---------------         ---------------

Income from operations                           31,093                  39,171
Interest expense                                (61,139)                (64,988)
Write-off of deferred financing costs and
  loss on extinguishment of senior
  subordinated notes                             (5,983)                      -
Increase in fair value of interest rate
  swap agreement                                      -                   1,710
                                         ---------------         ---------------
Net loss                                 $      (36,029)         $      (24,107)
                                         ===============         ===============

Accumulated deficit, beginning of period $     (543,565)         $     (616,880)

Net loss                                        (36,029)                (24,107)
                                         ---------------         ---------------
Accumulated deficit, end of period       $     (579,594)         $     (640,987)
                                         ===============         ===============

Basic and diluted net loss per common
  share                                  $        (1.14)         $        (0.76)
                                         ===============         ===============

Basic and diluted weighted average common
  shares outstanding                             31,738                  31,738
                                         ===============         ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                          July 31, 2005           April 30, 2006
                                           (unaudited)            (unaudited)
                                          --------------          --------------

Assets
Current assets:
    Cash and cash equivalents             $       6,216           $      24,086
    Restricted cash                               2,557                   2,614
    Accounts receivable, net                      5,627                  10,169
    Inventory                                     3,576                   4,223
    Prepaid expenses and other                    3,829                   2,982
    Deferred income taxes                         7,536                   7,536
                                          --------------          --------------
       Total current assets                      29,341                  51,610

Property and equipment, net                     348,619                 329,830
Real estate developed for sale                   22,304                   3,848
Intangible assets, net                            6,307                   6,264
Deferred financing costs, net                     6,472                   5,639
Other assets                                      9,891                  12,133
                                          --------------          --------------
       Total assets                       $     422,934           $     409,324
                                          ==============          ==============


                            (continued on next page)
















     See accompanying Notes to Condensed Consolidated Financial Statements.

               (In thousands, except share and per share amounts)

                                         July 31, 2005            April 30, 2006
                                          (unaudited)               (unaudited)
                                         --------------           --------------
Liabilities and Shareholders' Deficit
Current liabilities:
    Current portion of long-term debt    $      31,223            $       6,856
    Accounts payable and other current
      liabilities                               43,219                   50,129
    Deposits and deferred revenue               22,139                   17,435
                                         --------------           --------------
       Total current liabilities                96,581                   74,420

Long-term debt, net of current portion         209,519                  198,352
Subordinated notes and debentures              102,813                  113,149
Other long-term liabilities                     10,635                    8,788
Deferred income taxes                            7,536                    7,536

Mandatorily Redeemable 8 1/2% Series B
  Convertible Participating Preferred
  Stock, par value of $0.01 per share;
  150,000 shares authorized, issued, and
  outstanding (redemption value of $0)               -                        -
Mandatorily Redeemable Convertible
  Participating 12% Series C-1 Preferred
  Stock, par value of $0.01 per share;
  40,000 shares authorized, issued, and
  outstanding, including cumulative
  dividends (redemption value of $63,574
  and $69,452, respectively)                    63,203                   69,198
Mandatorily Redeemable 15% Nonvoting
  Series C-2 Preferred Stock, par value
  of $0.01 per share; 139,453 shares
  authorized, issued, and outstanding,
  including cumulative dividends
  (redemption value of $248,339 and
  $277,256, respectively)                      246,924                  276,265
                                         --------------           --------------
       Total liabilities                       737,211                  747,708
                                         --------------           --------------

Shareholders' deficit:
    Common stock, Class A, par value of
      $0.01 per share; 15,000,000 shares
      authorized; 14,760,530 shares
      issued and outstanding                       148                      148
    Common stock, par value of $0.01 per
      share; 100,000,000 shares
      authorized; 16,977,653 shares
      issued and outstanding                       170                      170
      Additional paid-in capital               302,285                  302,285
      Accumulated deficit                     (616,880)                (640,987)
                                         --------------           --------------
       Total shareholders' deficit            (314,277)                (338,384)
                                         --------------           --------------
       Total liabilities and
         shareholders' deficit           $     422,934            $     409,324
                                         ==============           ==============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                           40 weeks ended        39 weeks ended
                                            May 1, 2005          April 30, 2006
                                            (unaudited)            (unaudited)
                                           ---------------       ---------------
Cash flows from operating activities
Net loss                                   $      (36,029)       $      (24,107)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                  29,699                28,573
    Amortization of deferred financing
      costs and accretion of discount and
      dividends on mandatorily redeemable
      preferred stock                              35,422                36,169
    Non-cash interest on junior
      subordinated notes                            5,637                 9,012
    Non-cash increase in fair value of
      interest rate swap agreement                      -                (1,710)
    Non-cash Phantom Equity Plan
      compensation expense                            456                   217
    Write-off of deferred financing costs
      and extinguishment of senior
      subordinated notes                            5,983                     -
    Gain on sale of property                         (772)                 (575)
    Impairment loss on property sold                    -                 1,533
    Decrease (increase) in assets:
        Restricted cash                               (55)                  (57)
        Accounts receivable, net                   (2,895)               (4,542)
        Inventory                                     227                  (647)
        Prepaid expenses and other                   (382)                  847
        Real estate developed for sale              2,051                18,456
        Other assets                                1,103                  (752)
    Increase (decrease) in liabilities:
        Accounts payable and other current
          liabilities                               4,959                 6,596
        Deposits and deferred revenue                (311)               (4,704)
        Other long-term liabilities                  (278)                 (740)
                                           ---------------       ---------------
            Net cash provided by operating
              activities                           44,815                63,569
                                           ---------------       ---------------

Cash flows from investing activities
    Capital expenditures                          (13,333)               (8,545)
    Proceeds from sale of property                  1,041                 3,017
                                           ---------------       ---------------
            Net cash used in investing
              activities                          (12,292)               (5,528)
                                           ---------------       ---------------

Cash flows from financing activities
    Proceeds from resort senior credit
      facilities                                  261,934                47,475
    Repayment of principal on resort
      senior credit facilities                   (151,402)              (62,068)
    Proceeds from long-term debt                    2,550                     -
    Repayment of principal on long-term
      debt                                       (132,059)               (5,224)
    Repayment of principal on real estate
      debt                                         (3,060)              (20,354)
    Decrease in restricted cash                     2,144                     -
    Deferred financing costs                       (7,308)                    -
                                           ---------------       ---------------
            Net cash used in financing
              activities                          (27,201)              (40,171)
                                           ---------------       ---------------

Net increase in cash and cash equivalents           5,322                17,870
Cash and cash equivalents, beginning of
  period                                            7,024                 6,216
                                           ---------------       ---------------
Cash and cash equivalents, end of period   $       12,346        $       24,086
                                           ===============       ===============

Supplemental disclosures of cash flow
  information:
    Cash paid for interest                 $       16,637        $       20,005
    Acquisition of equipment held under
      capital leases                               12,674                 4,637
    Conversion of Series A Preferred
      Stock to New Junior Subordinated
      Notes                                        76,673                     -
    Addition of interest to principal
      outstanding for New Junior
      Subordinated Notes                              910                 8,728

     See accompanying Notes to Condensed Consolidated Financial Statements.

        Notes to Condensed Consolidated Financial Statements (unaudited)


1.  General

         American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company conducts its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 39 weeks ended April 30, 2006 and the 40 weeks ended May 1, 2005:
Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado. The Company conducts its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. and The Canyons Resort Properties, Inc.

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

Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.9 million as of each of July 31, 2005 and April 30, 2006.

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

         As of July 31, 2005 and April 30, 2006, other intangible assets consist of the following (in thousands):

       ------------------------------------------------------------------
                                          July 31, 2005    April 30, 2006
       ------------------------------------------------------------------
       Definite-lived Intangible Assets:
         Lease agreements                 $      1,853     $       1,853
         Less: accumulated amortization           (404)             (447)
                                          ---------------  --------------
                                                 1,449             1,406

       Indefinite-lived Intangible Assets:
         Trade names                               170               170
         Water rights                            4,688             4,688
                                          ---------------  --------------
       Intangible Assets, net             $      6,307     $       6,264
                                          ===============  ==============


       ------------------------------------------------------------------

         Amortization expense related to definite-lived intangible assets was approximately $44,000 for the 40 weeks ended May 1, 2005 and $43,000 for the 39 weeks ended April 30, 2006. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

         Prior to July 31, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation had been reflected in net income (loss) for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

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

         Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the 13 and 39 week periods ended April 30, 2006, includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for prior periods have not been restated. The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 39-week period ended April 30, 2006 was less than $1,000 of reported compensation expense.

         Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123", is presented for comparative purposes and illustrates the effect on net income (loss) and net income (loss) per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to August 1, 2005 (in thousands, except per share amounts):

      --------------------------------------------------------------------
                                       13 weeks ended    40 weeks ended
                                         May 1, 2005       May 1, 2005
      --------------------------------------------------------------------
      Net income (loss)
        As reported                    $      23,835     $     (36,029)
        Amount allocated to
          participating securities           (14,510)                -
        Stock-based employee
          compensation determined under
          fair-value method for all
          awards, net of tax                     (33)             (101)
                                       --------------    --------------
        Pro forma                      $       9,292           (36,130)
                                       ==============    ==============
      Basic and diluted net income
           (loss) per common share
        As reported                    $        0.29             (1.14)
        Pro forma                               0.29             (1.14)

      --------------------------------------------------------------------

The following table summarizes stock option activity during the 39 weeks ended April 30, 2006:

----------------------------------------------------------------------------------------------------------
                                                                     Weighted Average
                                               Weighted Average    Remaining Contractual   Intrinsic Value
                                   Options      Exercise Price        Term (in years)      (In thousands)
----------------------------------------------------------------------------------------------------------
Outstanding at July 31, 2005      3,811,187     $     4.26                4.25
Granted                                   -
Exercised                                 -
Forfeited                                 -
                              ---------------
Outstanding at April 30, 2006     3,811,187     $     4.26                3.48              $       -
                              ===============

Vested at April 30, 2006          3,811,187     $     4.26                3.48              $       -

Exercisable at April 30, 2006     3,811,187     $     4.26                3.48              $       -
2006
----------------------------------------------------------------------------------------------------------

         As of April 30, 2006, all options have vested. Accordingly, there is no future compensation cost related to non-vested options or non-vested restricted options to be recognized.

The following table summarizes information about the stock options outstanding under the Plan as of April 30, 2006:

----------------------------------------------------------------------------------------------
                               Weighted Average     Weighted                     Weighted
   Range of      Outstanding      Remaining         Average      Exercisable      Average
Exercise Prices                  Contractual     Exercise Price                Exercise Price
                               life (in years)
----------------------------------------------------------------------------------------------
    $0.72             25,000        5.20         $       0.72         25,000   $         0.72
 1.75 - 2.50       1,420,337        3.87                 2.11      1,420,337             2.11
 3.00 - 4.00       1,439,250        3.82                 3.18      1,439,250             3.18
 7.00 - 8.75         735,750        2.51                 7.19        735,750             7.19
14.19 - 18.00        190,850        1.48                17.55        190,850            17.55
                 -----------                                    ------------
                   3,811,187        3.48                 4.26      3,811,187             4.26
                 ===========                                    ============

----------------------------------------------------------------------------------------------

Derivative Financial Instruments
         All derivatives are recognized in the condensed consolidated balance sheets at their fair values. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). During May 2005, the Company entered into a three-year interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility. The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statements of operations. For the 39-week period ended April 30, 2006, the Company recognized approximately $1.7 million of other non-cash income from market value adjustments to this agreement.

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

         On May 14, 2004, Resort Properties completed the restructuring of its real estate term loan facility with Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (Killington) (an ASC subsidiary). As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the real estate term loan facility held by Fleet National Bank and Ski Partners, LLC totaling $55.4 million. Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land. The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million. In accordance with FIN No. 46(R), SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

         As part of the restructuring of the real estate term loan facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC (Cherry Knoll). Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll. In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million. In accordance with FIN No. 46(R), Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

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

         SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) with cash and the issuance of long-term debt of $2.5 million. The loan is secured by the building, has 59 monthly payments of $29,000 each, a final payment in October 2009 of $1.5 million, and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries is obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of April 30, 2006.

Reclassifications
         Certain amounts in the prior periods' financial statements and related notes have been reclassified to conform to the current periods' presentation.

Recently Issued Accounting Standards
         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This statement amends SFAS No. 66, "Accounting for Sales of Real Estate," (SFAS No. 66) and SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects also applies to real estate time-share transactions. The accounting for those operations and costs is also subject to the guidance of Statement of Position
(SOP) 04-2, which provides guidance on the seller's accounting for real estate time-sharing transactions. SFAS No. 152, however, does not change the revenue guidance in SFAS No. 66. The provisions of SFAS No. 152 became effective for the quarter ended October 30, 2005 and were adopted by the Company. There was no material impact to the accompanying condensed consolidated financial statements due to the adoption of this standard.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" (SFAS No. 153). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 became effective for the quarter ended October 30, 2005 and were adopted by the Company. There was no impact to the accompanying condensed consolidated financial statements due to the adoption of this standard.

         In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47). FIN No. 47 clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS No. 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred. FIN No. 47 further clarifies when an entity has sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. The provisions of FIN No. 47 became effective for the quarter ended October 30, 2005 and were adopted by the Company. Management has determined under SFAS No. 143 that it cannot reasonably estimate the fair value of its asset retirement obligations relating to certain provisions in its lease agreements at Attitash, Mount Snow, and Steamboat requiring it to reforest certain ski terrain leased from the U.S. Forest Service, as the option to renew these leases is in the control of the Company and management currently has no intention to terminate the lease. Management has not recorded a liability in its condensed consolidated financial statements for these obligations. Management has determined that these obligations are not conditional on a future event and as such, the adoption of FIN No. 47 had no impact on the accompanying condensed consolidated financial statements.

3.  Net Income (Loss) per Common Share

         Net income (loss) per common share for the periods ended May 1, 2005 and April 30, 2006, was determined based on the following data (in thousands):

   --------------------------------------------------------------------------------------------------------
                                      13 weeks ended    13 weeks ended   40 weeks ended     39 weeks ended
                                       May 1, 2005      April 30, 2006     May 1, 2005      April 30, 2006
   --------------------------------------------------------------------------------------------------------
   Net income (loss)                  $      23,835     $      29,413    $     (36,029)     $     (24,107)

   Less: amounts allocated to
     participating securities               (14,510)          (18,720)               -                  -
                                      ----------------  ---------------- ----------------   ---------------
   Net income (loss) attributable
     to common shareholders           $       9,325     $      10,693    $     (36,029)     $     (24,107)
                                      ================  ================ ================   ===============

   Weighted average common shares
     outstanding - basic and diluted         31,738            31,738           31,738             31,738
                                      ================  ================ ================   ===============

   --------------------------------------------------------------------------------------------------------

         The Company accounts for its earnings per share under Emerging Issues Task Force Issue No. 03-06, "Participating Securities and the Two Class Method Under FAS No. 128, Earnings per Share". The Company's mandatorily redeemable 12% Series C-1 Convertible Participating Preferred Stock (Series C-1 Preferred Stock) is a participating security because it may participate in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares if-converted to the total number of shares. In periods when a net loss is incurred, the net loss is not allocated to the Series C-1 Preferred Stock because it does not have a contractual obligation to share in the losses of the Company, and the impact of inclusion would be anti-dilutive. As of May 1, 2005 and April 30, 2006, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of May 1, 2005 and April 30, 2006, the Company had 40,000 shares of its Series C-1 Preferred Stock outstanding, which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of May 1, 2005 and April 30, 2006, these convertible preferred shares would convert into approximately 49,381,000 and 55,561,000 shares of common stock, respectively. For the periods ended May 1, 2005 and April 30, 2006, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,811,187 options outstanding to purchase shares of its common stock under the Plan as of each of May 1, 2005 and April 30, 2006. These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.


4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments, resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):


       ---------------------------------------------------------------------------------------------------------
                                               13 weeks ended   13 weeks ended  40 weeks ended   39 weeks ended
                                                 May 1, 2005    April 30, 2006    May 1, 2005    April 30, 2006
       ---------------------------------------------------------------------------------------------------------
       Revenues:
          Resort                               $    132,266     $     132,837   $     253,497    $     259,871
          Real estate                                 2,928            24,185           7,317           29,766
                                               ---------------- ------------------------------------------------
       Total                                   $    135,194     $     157,022   $     260,814    $     289,637
                                               ================ ================================================

       Net income (loss):
          Resort                               $     24,489     $      24,022   $     (34,059)   $     (26,375)
          Real estate                                  (654)            5,391          (1,970)           2,268
                                               ---------------- ------------------------------------------------
       Total                                   $     23,835     $      29,413   $     (36,029)   $     (24,107)
                                               ================ ================================================
                                               ================ ================================================

       ---------------------------------------------------------------------------------------------------------

         Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

        ------------------------------------------------------------------------
                                             July 31, 2005       April 30, 2006
        ------------------------------------------------------------------------
        Identifiable Assets:
          Resort                             $    355,483        $      361,971
          Real Estate                              58,296                38,242
                                             --------------      ---------------
                                             $    413,779        $      400,213
                                             ==============      ===============
        Assets:
          Identifiable assets for segments   $    413,779        $      400,213
          Intangible and deferred income
            tax assets not allocated to
            segments                                9,155                 9,111
                                             --------------      ---------------
                 Total consolidated assets   $    422,934        $      409,324
                                             ==============      ===============
        ------------------------------------------------------------------------

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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.5% based on the prime rate for the Revolving Facility and 9.28% based on the LIBOR rate for the First Lien Term Loan as of April 30, 2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (12.56% as of April 30, 2006 based on the LIBOR rate), and principal is due upon maturity.

         The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement are secured by a first-priority security interest in substantially all of the Company's assets, other than assets held by Grand Summit, and the Company's obligations under the Second Lien Credit Agreement are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an inter-creditor agreement.

         The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company's capital expenditures, maintaining a minimum ratio of appraised asset value to debt, and having a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company's ability to pay cash dividends on or redeem its common and preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded as an increase in the fair value of this interest rate swap agreement at each reporting period-end. During the 39-week period ended April 30, 2006, the Company recognized approximately $1.7 million of increase in fair value of this agreement due to market value adjustments. The total balance sheet effect as of April 30, 2006 is a net asset of $2.0 million.

         As of April 30, 2006, the Company had $82.7 million and $105.0 million of principal outstanding under the First Lien Term Loan and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of April 30, 2006, the Company had $1.6 million in outstanding L/Cs and no outstanding borrowings under the Revolving Credit Facility, with $38.4 million available for additional borrowings. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through April 30, 2006.

Construction Loan Facility

         The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the "Construction Loan Facility". The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC's primary hotel development subsidiary.

         The outstanding principal amounts under the Construction Loan Facility are payable incrementally as quarter and eighth share unit sales are closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of all units sold at the auction. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility. The Senior Construction Loan is without recourse to ASC and its resort operating subsidiaries other than Grand Summit.

         On December 8, 2005, the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. In connection with the auction announcement, on February 14, 2006, Grand Summit entered into a letter agreement with the lenders under the Senior Construction Loan waiving the March 31, 2006 maximum outstanding principal balance requirement and resetting the predetermined per unit principal paydown amount noted above to 85% of all gross proceeds received from this auction. The Senior Construction Loan, as amended, requires that the loan be paid off as of June 30, 2006.

         The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As of April
30, 2006, sales of $21.0 million had been closed, with an additional $2.2 million in sales contracts pending final closings. As a result, the Company has paid off the Senior Construction Loan, including deferred loan fees of $750,000. In addition, the Company has reduced the balance of the Subordinated Construction Loan by $8.5 million to a remaining balance of $2.1 million as of April 30, 2006.

         Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest was due and payable in cash and the other 50%, if no events of default existed under the Subordinated Construction Loan or the Senior Construction Loan was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate was decreased to 10% per annum, all of which is payable in cash, pursuant to the Eighth Amendment Agreement between Grand Summit and the lenders. The total deferred interest under the Subordinated Construction Loan as of April 30, 2006 was $4.2 million. The Subordinated Construction Loan, as amended, including the related deferred interest balance, matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance is secured by the same collateral which secured the Senior Construction Loan and is non-recourse to ASC and its subsidiaries other than Grand Summit.

Other Long-Term Debt

         The Company has $15.4 million of other long-term debt as of April 30, 2006. This is comprised of $7.4 million of capital lease obligations and $8.0 million of notes payable with various lenders.

6.  Subordinated Notes and Debentures

    11.3025% Junior Subordinated Notes
         Pursuant to the terms of a securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners, L.P. (together with certain of its related affiliates and associates, Oak Hill) purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (Junior Subordinated Notes), which are convertible into shares of the Company's Non-voting Series D Participating Preferred Stock (Series D Preferred Stock). The Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of April 30, 2006, the outstanding balance on the Junior Subordinated Notes was approximately $20.6 million including compounded interest.

    New Junior Subordinated Notes
         In connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued $76.7 million of junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, $0.9 million of interest was added to the principal outstanding and on January 1, 2006, $8.7 million was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its shareholders subject to certain limited exceptions. As of April 30, 2006, the outstanding balance on the New Junior Subordinated Notes was $86.3 million. Accrued interest as of April 30, 2006 on the New Junior Subordinated Notes was $4.3 million.

    Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of April 30, 2006 are unsecured and are due as follows (dollars in thousands):

                         ------------------------------
                                    Interest  Principal
                           Year       Rate     Amount
                         ------------------------------
                           2010        8%     $   1,292
                           2012        6%         1,155
                           2013        6%         1,065
                           2015        6%         1,500
                           2016        6%         1,196
                                              ---------
                                              $   6,208
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

    Series C-1 Preferred Stock and Series C-2 Preferred Stock
         Pursuant to the terms of a securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable and mature in July 2007. As of April 30, 2006, cumulative dividends in arrears totaled approximately $29.5 million and $137.8 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of April 30, 2006, common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other and the Series B Preferred Stock. The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock. As of April 30, 2006, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.

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


    Stockholders Agreement
         The Company, Oak Hill, and Mr. Leslie B. Otten (Mr. Otten) entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the Stockholders Agreement), pursuant to which each of Mr. Otten and Oak Hill agreed to vote its capital stock of the Company so as to cause there to be:

     o Six directors of the Company nominated by Oak Hill, so long as Oak Hill owns 80% of the shares of common stock it owned as of July 31, 2000 on a fully diluted basis, such number of directors decreasing ratably with the percentage of Oak Hill's ownership of the common stock on a fully diluted basis compared to such ownership as of July 31, 2000; and

     o Two directors of the Company nominated by Mr. Otten, so long as Mr. Otten owns 15% of the shares of common stock outstanding on a fully diluted basis, and one director so nominated, so long as Mr. Otten owns at least 5% of the shares of common stock outstanding on a fully diluted basis.

         As of April 30, 2006, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 31, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

         The Stockholders Agreement provides that, upon the Company's issuance of shares of common stock or securities convertible into common stock, subject to certain exceptions, Mr. Otten and Oak Hill will have the right to purchase at the same price and on the same terms, the number of shares of common stock or securities convertible into common stock necessary for each of them to maintain individually the same level of beneficial ownership of common stock of the Company on a fully diluted basis as it owned immediately prior to the issuance. This anti-dilution provision is subject to customary exceptions.

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan
(LTIP). Certain of ASC's executive officers participate in the LTIP. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment. The amount of any award is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event. A Valuation Event is defined in the LTIP as any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control. Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event and its estimated Equity Value. During the 13 weeks and 40 weeks ended May 1, 2005, the Company recorded an expense related to the increase in the value of the LTIP of $0.6 million and $0.5 million, respectively. During the 13 weeks and 39 weeks ended April 30, 2006, the Company recorded expenses relating to the LTIP of approximately $0.1 million and $0.2 million, respectively. These are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. The total liability for the LTIP is $1.5 million, and is included in other long-term liabilities in the condensed consolidated balance sheet as of April 30, 2006,

10.  Commitments and Contingencies

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

         ASC Utah, a subsidiary of the Company, owns and operates The Canyons resort. ASC Utah leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain at The Canyons resort, under a lease (the "Ground Lease") from Wolf Mountain Resorts, LC ("Wolf"). The initial term of the Ground Lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The Ground Lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights. Included in the leased premises under the Ground Lease is a sub-lease of all of Wolf's interest as tenant in a lease from the Osguthorpe family (the "Osguthorpe Lease"), through which ASC Utah operates additional ski terrain.

         At various points following its acquisition of The Canyons, ASC Utah entered into direct agreements with the Osguthorpe family amending or modifying the Osguthorpe Lease. On March 31, 2006, Wolf issued to ASC Utah a written notice of default (the "Default Notice") relating to the Osguthorpe Lease. Specifically, Wolf alleged in the Default Notice that ASC Utah breached its obligations under the Ground Lease to obtain Wolf's prior written consent to any modification to the Osguthorpe Lease. In its Default Notice, Wolf demanded that ASC Utah "disavow any claims as a tenant arising from or through the Osguthorpe Lease property and reinstate and transfer to Landlord [Wolf] all of its rights to the leased property the [sic] comprising Osguthorpe Lease."

         Under the terms of the Ground Lease, ASC Utah had sixty (60) days, or until May 30, 2006, to cure the default alleged in the Default Notice (subject to further extension under certain enumerated circumstances). Wolf agreed in writing to extend this cure period to June 16, 2006. As cure for the allegations in the Default Notice, on June 7, 2006, ASC Utah executed and delivered to Wolf an Assignment, Acknowledgement and Ratification, dated June 5, 2006 (the "Assignment") assigning all of its right title and interest in and to the amendments to the Osguthorpe Lease to Wolf. In addition, ASC Utah delivered to Wolf a consent to assignment executed by the applicable Osguthorpe parties.

         On June 14, ASC Utah initiated a declaratory judgment action in state court in Summit County, Utah. The action seeks a declaration that the steps taken by ASC Utah in response to the Default Notice are sufficient to cure any alleged default under the Ground Lease, and in the interim seeks a temporary restraining order preventing Wolf from declaring the Ground Lease terminated or from exercising any other rights it may have on account of the alleged defaults raised in the Default Notice until the Court decides this declaratory judgment action.

         The Company strongly believes that the actions taken by ASC Utah are sufficient to cure the defaults alleged under the Default Notice. There can be no assurance, however, that the Summit County state court will agree that ASC Utah has cured the alleged defaults. In the event that the state court in Summit County finds that the actions taken by ASC Utah are not sufficient to cure the defaults under the Default Notice, and if ASC Utah is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal) and/or termination of the Ground Lease. Termination of the Ground Lease would significantly reduce the value of ASC Utah's operation at The Canyons, and would materially curtail, if not completely eliminate, ASC Utah's ability to obtain recurring revenues from those assets. In the event of termination of the Ground Lease, Wolf would have certain rights to repurchase for fair market value assets of ASC Utah which are used in conjunction with its operation of The Canyons. Wolf's right to terminate the Ground Lease is subject to certain rights of cure and foreclosure in favor of ASC Utah's lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into the shoes of ASC Utah as a tenant under the Ground Lease.

         Termination of the Ground Lease by Wolf would likely cause a default under the Company's Resort Senior Credit Facility. In the event of such a default, the Company would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful the Company could be forced to refinance such obligations on materially worse terms than those presently available.

                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                           Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: the loss or termination of our leasehold rights at The Canyons as a result of a failure to adequately cure alleged defaults under governing lease documents, changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

          Our revenues are highly seasonal in nature. Each year, we realize approximately 90% of resort operations segment revenues and over 100% of resort operations segment operating income during the period from mid-November through April. In addition, a significant portion of resort operations segment revenue and approximately 20% of annual skier visits are generated during the Christmas and Presidents' Day vacation. Our resorts typically experience operating losses and negative cash flows for the period from May through mid-November.

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

         The following is our discussion and analysis of financial condition and results of operations as of April 30, 2006 and for the 13 weeks and 39 weeks then ended. As you read the information below, we urge you to carefully consider our fiscal 2005 Annual Report on Form 10-K filed on October 31, 2005 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.

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

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of April 30, 2006 was $187.7 million.

         Real estate working capital is funded primarily through unit inventory sales and short-term rental of remaining unit inventory. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of April 30, 2006, the carrying value of the total assets that collateralized the Construction Loan Facility was $24.2 million. The total debt outstanding on the Construction Loan Facility as of April 30, 2006 was $2.1 million. See "Real Estate Liquidity" below.

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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under the First Lien Credit Agreement, mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (10.5% based on the prime rate for the Revolving Facility and 9.28% based on the LIBOR rate for the First Lien Term Loan as of April 30,
2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 each, beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities (in the amounts of 1.0% and 4.5% per annum, respectively). The Second Lien Term Loan is provided under the Second Lien Credit Agreement, matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (12.56% as of April 30, 2006 based on the LIBOR rate), and principal is due upon maturity.

         The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement are secured by a first-priority security interest in substantially all of our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement are secured by a second-priority security interest in the same assets. Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an inter-creditor agreement.

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

         As of April 30, 2006, the Company had $82.7 million and $105.0 million of principal outstanding under the First Lien Term Loan and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of April 30, 2006, the Company had $1.6 million in outstanding L/Cs and no outstanding borrowings under the Revolving Credit Facility, with $38.4 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through April 30, 2006. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs at least through the end of our third quarter of fiscal 2007.

         We have $15.4 million of other long-term debt as of April 30, 2006. This is comprised of $7.4 million of capital lease obligations and $8.0 million of other notes payable with various lenders.

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

         The Company conducts substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through the $110.0 million Senior Construction Loan. Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003. Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the Construction Loan Facility. The Company used the Construction Loan Facility solely for the purpose of funding the completion of the Steamboat Grand Hotel. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC's primary hotel development subsidiary.

         The outstanding principal amounts under the Construction Loan Facility are payable incrementally as quarter and eighth share unit sales are closed based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of all units sold at the auction. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, are subject to covenants, representations, and warranties customary for that type of construction facility. The Senior Construction Loan is without recourse to ASC and its resort operating subsidiaries other than Grand Summit.

         On December 8, 2005, the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. In connection with the auction announcement, on February 14, 2006, Grand Summit entered into a letter agreement with the lenders under the Senior Construction Loan waiving the March 31, 2006 maximum outstanding principal balance requirement and resetting the predetermined per unit principal paydown amount noted above to 85% of all gross proceeds received from this auction. The Senior Construction Loan, as amended, requires that the loan be paid off as of June 30, 2006.

         The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As of April
30, 2006, sales of $21.0 million had been closed, with an additional $2.2 million in sales contracts pending final closings. As a result, the Company has paid off the Senior Construction Loan, including deferred loan fees of $750,000. In addition, the Company has reduced the balance of the Subordinated Construction Loan by $8.5 million to a remaining balance of $2.1 million as of April 30, 2006.

         Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest was due and payable in cash and the other 50%, if no events of default existed under the Subordinated Construction Loan or the Senior Construction Loan was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate was decreased to 10% per annum, all of which is payable in cash, pursuant to the Eighth Amendment Agreement between Grand Summit and the Lenders. The total deferred interest under the Subordinated Construction Loan as of April 30, 2006 was $4.2 million. The Subordinated Construction Loan, as amended, including the related deferred interest balance, matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral which secured the Senior Construction Loan and is without recourse to ASC and its subsidiaries other than Grand Summit.

         There can be no assurance that Grand Summit will meet the amortization requirements of the Subordinated Construction Loan, in particular with respect to the remaining deferred interest under the facility. If Grand Summit fails to meet those future requirements, there can be no assurance that the lenders under the facility will be willing to enter into a waiver or amendment of those requirements on terms acceptable to Grand Summit or at all. If Grand Summit fails to meet the requirements and is unable to obtain a waiver of such requirements from the existing lenders, Grand Summit will be in payment default under the Construction Loan Facility and the lenders could commence enforcement actions against Grand Summit and the assets of Grand Summit which secure the Construction Loan Facility. The Construction Loan Facility is non-recourse to ASC and its subsidiaries other than Grand Summit. The remaining assets securing the Construction Loan Facility consist of the commercial core of the Steamboat Grand Hotel, a note receivable from the HOA for the Steamboat Grand Hotel, and the phase II development rights relating to the Steamboat Grand Hotel project.

Long-Term Liquidity Needs

         Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For each of fiscal 2006 and 2007, we anticipate our annual maintenance capital needs to be approximately $10.0 million. There is a considerable degree of flexibility in the timing and scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues and profitability will require continued capital investment in on-mountain improvements.

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

         As described above, the Revolving Facility and First Lien Term Loan of the Resort Credit Facility mature in November 2010. The First Lien Term Loan requires quarterly principal payments of $212,500 each, and a final payment of approximately $80.1 million in November 2010. The Second Lien Term Loan matures in November 2011. The Subordinated Construction Loan, including the related deferred interest balance, matures in November 2007.

         We also have mandatorily redeemable Series C-1 Preferred Stock with an accreted value including cumulative dividends of $69.5 million as of April 30, 2006 and mandatorily redeemable Series C-2 Preferred Stock with an accreted value including cumulative dividends of $277.3 million as of April 30, 2006, both of which mature in July 2007 and will be required to be redeemed to the extent that the Company has legally available funds to effect such redemption. We do not expect to redeem the Series C-1 Preferred Stock or the Series C-2 Preferred Stock prior to their final maturity. There can be no assurance that the necessary liquidity will be available to effect the redemption on a timely basis.

Contractual Obligations

         There have been no material changes outside the Company's ordinary course of business during the quarterly period ended April 30, 2006.

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


                              Results of Operations
For the 13 weeks ended May 1, 2005 compared to the 13 weeks ended April 30, 2006

Resort Operations:

         The components of resort operations for the 13 weeks ended May 1, 2005 and the 13 weeks ended April 30, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                 ---------------------------------  ------------
                                  13 weeks ended   13 weeks ended     Variance
                                    May 1, 2005    April 30, 2006
                                 ---------------- ----------------  ------------

Total resort revenues            $       132,266  $      132,837    $      571
                                 ---------------- ----------------  ------------

Cost of resort operations                 61,615          61,269          (346)
Marketing, general and
  administrative                          14,261          13,861          (400)
Depreciation and amortization             12,640          12,368          (272)
                                 ---------------- ------------------------------
Total resort expenses                     88,516          87,498        (1,018)
                                 ---------------- ----------------  ------------

Income from resort operations             43,750          45,339         1,589

Interest expense                         (19,261)        (21,991)       (2,730)
Increase in fair value of
  interest rate swap agreement                 -             674           674
                                 ---------------- ----------------  ------------
Net income from resort
  operations                     $        24,489  $       24,022    $     (467)
                                 ================ ================  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $132.8 million as compared to $132.3 million, an increase of $0.6 million, or 0.4%, for the 13 weeks ended April 30, 2006 when compared to the 13 weeks ended May 1, 2005. Strong destination business at the Company's western resorts, combined with increased revenues from season pass sales at its eastern resorts, offset revenue shortfalls attributable to an overall decrease in skier visitation.

         Estimated skier visits at the Company's eastern resorts were 24% lower than last year, primarily as a result of significant rain events during key weekends. However estimated skier visits increased 14% and 6%, respectively, at The Canyons and Steamboat resorts due, in part, to favorable weather and abundant natural snowfall. This resulted in estimated total skier visits for the Company as a whole decreasing by 13% for this period over the comparable period of the previous year. Beginning in fiscal 2006, the Company revised the methodology used to estimate skier visitation at its eastern resorts. The Company now uses scanning of certain lift ticket products to estimate skier visitation and believes this methodology to be a more accurate reflection of skier visitation levels. While this methodology has changed, the Company believes that any discrepancies in such methods in comparison with prior years are immaterial to total skier visitation levels reported.

         Our resort segment generated net income of $24.0 for the 13 weeks ended April 30, 2006, compared $24.5 million for the 13 weeks ended May 1, 2005. This $0.5 million, or 1.9%, decrease resulted primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
              (i)      $0.6 million increase in revenues;
              (ii)     $0.3 million decrease in cost of operations;
              (iii) $0.4 million decrease in marketing, general and administrative expenses;
              (iv)     $0.3 million decrease in depreciation expense; and
              (v) $0.6 million increase of the fair value of the interest rate swap arrangement;

         More than offset by increases in costs:
              (vi)     $2.7 million increase in interest expense.

         Recent Trends: In addition to the financial results through April 30, 2006, management has reported early results for the fourth fiscal quarter, reflecting a 1% increase in revenues for the first five weeks of its fiscal 2006 fourth quarter over the first five weeks of its fiscal 2005 fourth quarter. Company-wide hotel bookings for the remainder of the fourth quarter are 10% ahead of pace with the same period in the prior year.

Real Estate Operations:

          The components of real estate operations for the 13 weeks ended
May 1, 2005 and the 13 weeks ended April 30, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                  --------------------------------  ------------
                                   13 weeks ended  13 weeks ended     Variance
                                     May 1, 2005   April 30, 2006
                                  --------------- ----------------  ------------

Total real estate revenues        $        2,928  $       24,185    $    21,257
                                  --------------- ----------------  ------------

Cost of real estate operations             2,461          18,832         16,371
Depreciation and amortization                380             234           (146)
                                  --------------- ----------------  ------------
Total real estate expenses                 2,841          19,066         16,225
                                  --------------- ----------------  ------------

Income from real estate operations            87           5,119          5,032

Interest income (expense)                   (741)            272          1,013
                                  --------------- ----------------  ------------

Net income (loss) from real estate
  operations                      $         (654) $        5,391    $     6,045
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues were approximately $24.2 million as compared to $2.9 million, an increase of $21.3 million, for the 13 weeks ended April 30, 2006 when compared to the 13 weeks ended May 1, 2005. This increase is primarily a result of a successful sales auction of the remaining fractional-share units held on March 18, 2006 at the Steamboat Grand Hotel, which generated approximately $21.0 million in revenues in the 13-week period ended April 30, 2006.

         Our real estate segment generated net income of $5.4 million for the 13 weeks ended April 30, 2006, compared to a loss of $0.6 million for the 13 weeks ended May 1, 2005. This $6.0 million increase in net income results primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
         (i)      $21.3 million increase in revenues;
         (ii)     $0.1 million decrease in depreciation and amortization; and
         (iii) $1.0 million decrease in interest expense due to the reduction of the outstanding construction loans and due to a $0.5 million year-to-date correction in the amount of deferred interest attributable to the Subordinated Construction Loan;

         Partially offset by increases in costs:
         (iv) $16.4 million increase in cost of operations, due primarily to $15.5 million in cost of sales related to the sales auction of the remaining fractional-share units at the Steamboat Grand Hotel.

         Recent Trends: As of June 9, 2006, Grand Summit had six eighth-share units remaining with a total projected sales price of $282,000. The Company will continue to focus efforts to sell these remaining units.

Income Taxes:

         We recorded no expense for income taxes for either the 13 weeks ended May 1, 2005 or the 13 weeks ended April 30, 2006. The Company incurred a net loss for the 40 weeks ended May 1, 2005 and for the 39 weeks ended April 30, 2006, recorded a net loss for the year ended July 31, 2005, and expects to incur a net loss for the year ended July 30, 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.


                              Results of Operations
For the 40 weeks ended May 1, 2005 compared to the 39 weeks ended April 30, 2006

Resort Operations:

         The components of resort operations for the 40 weeks ended May 1, 2005 and the 39 weeks ended April 30, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                 ---------------------------------  ------------
                                  40 weeks ended   39 weeks ended     Variance
                                    May 1, 2005    April 30, 2006
                                 ---------------- ----------------  ------------

Total resort revenues            $       253,497  $       259,871   $    6,374
                                 ---------------- ----------------  ------------

Cost of resort operations                153,010          152,998          (12)
Marketing, general and
  administrative                          41,288           43,314        2,026
Depreciation and amortization             28,503           27,870         (633)
Gain on sale of property                       -             (169)        (169)
Write-off of deferred financing
  costs and loss on
  extinguishment of senior
  subordinated notes                       5,983                -       (5,983)
                                 ---------------- ----------------  ------------
Total resort expenses                    228,784          224,013       (4,771)
                                 ---------------- ----------------  ------------

Income from resort operations             24,713           35,858       11,145

Interest expense                         (58,772)         (63,943)      (5,171)
Increase in fair value of
  interest rate swap agreement                 -            1,710        1,710
                                 ---------------- ----------------  ------------
Loss from resort operations      $       (34,059) $       (26,375)  $    7,684
                                 ================ ================  ============

--------------------------------------------------------------------------------

         Resort revenues were approximately $259.9 million as compared to $253.5 million, an increase of $6.4 million, or 2.5%, for the 39 weeks ended April 30, 2006 when compared to the 40 weeks ended May 1, 2005. Strong destination business at the Company's western resorts, combined with increased revenues from season pass sales at its eastern resorts, offset revenue shortfalls attributable to an overall decrease in skier visitation. Estimated skier visits at the Company's eastern resorts were 16% lower than last year, primarily as a result of significant rain events during key weekends. However estimated skier visits increased 16% and 8%, respectively, at The Canyons and Steamboat resorts due, in part, to favorable weather and abundant natural snowfall. This resulted in estimated total skier visits for the Company as a whole decreasing by 7% for this period over the comparable period of the previous year. Beginning in fiscal 2006, the Company revised the methodology used to estimate skier visitation at its eastern resorts. The Company now uses scanning of certain lift ticket products to estimate skier visitation and believes this methodology to be a more accurate reflection of skier visitation levels. While this methodology has changed, the Company believes that any discrepancies in such methods in comparison with prior years are immaterial to total skier visitation levels reported.

         Our resort segment incurred a $26.4 million net loss for the 39 weeks ended April 30, 2006, compared to a $34.1 net loss for the 40 weeks ended May 1, 2005. This $7.7 million, or 22.6%, decrease in the net loss resulted primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
             (i)      $6.4 million increase in revenues;
             (ii)     $0.6 million decrease in depreciation expense;
             (iii)    $0.2 million increase in net gain on sale of property;
             (iv) $6.0 million decrease due to the non-recurring write-off of deferred financing costs and loss on extinguishment of senior subordinated notes experienced in 2005 and;
             (v) $1.7 million increase in fair value of the interest rate swap arrangement;

         Partially offset by increases in costs:
             (vi) $2.0 million increase in marketing, general and administrative expense; and
             (vii)    $5.2 million increase in interest expense.

Real Estate Operations:

                  The components of real estate operations for the 40 weeks ended May 1, 2005 and the 39 weeks ended April 30, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------

                                  --------------- ----------------  ------------
                                   40 weeks ended  39 weeks ended     Variance
                                     May 1, 2005   April 30, 2006
                                  --------------- ----------------  ------------

Total real estate revenues        $        7,317  $      29,766     $    22,449
                                  --------------- ----------------  ------------

Cost of real estate operations             5,724         24,217          18,493
Depreciation and amortization              1,196            703            (493)
Impairment loss on sale of
  property                                     -          1,533           1,533
                                  --------------- ----------------  ------------
Total real estate expenses                 6,920         26,453          19,533
                                  --------------- ----------------  ------------

Income from real estate operations           397          3,313           2,916

Interest expense                          (2,367)        (1,045)          1,322
                                  --------------- ----------------  ------------
Net income (loss) from real estate
  operations                      $       (1,970) $       2,268     $     4,238
                                  =============== ================  ============

--------------------------------------------------------------------------------

         Real estate revenues were approximately $29.8 million as compared to $7.3 million, an increase of $22.4 million, for the 39 weeks ended April 30, 2006 when compared to the 40 weeks ended May 1, 2005. This increase is primarily a result of a successful sales auction of the remaining fractional-share units at the Steamboat Grand Hotel, which generated approximately $21.0 million in revenues in the 39-week period ended April 30, 2006.

         Our real estate segment generated net income of $2.2 million for the 39 weeks ended April 30, 2006, compared to a net loss of $2.0 million for the 40 weeks ended May 1, 2005. This $4.2 million increase in net income results primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
         (i)      $22.4 million increase in revenues;
         (ii)     $0.5 million decrease in depreciation and amortization; and
         (iii) $1.3 million decrease in interest expense due to the reduction of the outstanding construction loans

         Partially offset by increases in costs and loss on sale of property:

         (iv) $18.5 million increase in cost of operations, due primarily to $17.7 million in cost of sales related to increased sales of fractional-share units at the Steamboat Grand Hotel, and a $0.8 million provision for a probable settlement related to real estate development obligations at The Canyons; and
         (v) $1.5 million impairment loss on the sale of retail commercial property at the Steamboat Grand Hotel.

Income Taxes:

         We recorded no benefit from income taxes for either the 40 weeks ended May 1, 2005 or the 39 weeks ended April 30, 2006. The Company incurred a net loss for the year ended July 31, 2005, and expects to incur a net loss for the year ended July 30, 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.


                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosures included in Item 7A of Form 10-K for the fiscal year ended July 31, 2005, as filed with the Securities and Exchange Commission on October 31, 2005.


                                     Item 4
                             Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information

                                     Item 1
                                Legal Proceedings

         ASC Utah, a subsidiary of the Company, owns and operates The Canyons resort. ASC Utah leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain at The Canyons resort, under a lease (the "Ground Lease") from Wolf Mountain Resorts, LC ("Wolf"). The initial term of the Ground Lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The Ground Lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights. Included in the leased premises under the Ground Lease is a sub-lease of all of Wolf's interest as tenant in a lease from the Osguthorpe family (the "Osguthorpe Lease"), through which ASC Utah operates additional ski terrain.

         At various points following its acquisition of The Canyons, ASC Utah entered into direct agreements with the Osguthorpe family amending or modifying the Osguthorpe Lease. On March 31, 2006, Wolf issued to ASC Utah a written notice of default (the "Default Notice") relating to the Osguthorpe Lease. Specifically, Wolf alleged in the Default Notice that ASC Utah breached its obligations under the Ground Lease to obtain Wolf's prior written consent to any modification to the Osguthorpe Lease. In its Default Notice, Wolf demanded that ASC Utah "disavow any claims as a tenant arising from or through the Osguthorpe Lease property and reinstate and transfer to Landlord [Wolf] all of its rights to the leased property the [sic] comprising Osguthorpe Lease."

         Under the terms of the Ground Lease, ASC Utah had sixty (60) days, or until May 30, 2006, to cure the default alleged in the Default Notice (subject to further extension under certain enumerated circumstances). Wolf agreed in writing to extend this cure period to June 16, 2006. As cure for the allegations in the Default Notice, on June 7, 2006, ASC Utah executed and delivered to Wolf an Assignment, Acknowledgement and Ratification, dated June 5, 2006 (the "Assignment") assigning all of its right title and interest in and to the amendments to the Osguthorpe Lease to Wolf. In addition, ASC Utah delivered to Wolf a consent to assignment executed by the applicable Osguthorpe parties.

         On June 14, ASC Utah initiated a declaratory judgment action in state court in Summit County, Utah. The action seeks a declaration that the steps taken by ASC Utah in response to the Default Notice are sufficient to cure any alleged default under the Ground Lease, and in the interim seeks a temporary restraining order preventing Wolf from declaring the Ground Lease terminated or from exercising any other rights it may have on account of the alleged defaults raised in the Default Notice until the Court decides this declaratory judgment action.

         The Company strongly believes that the actions taken by ASC Utah are sufficient to cure the defaults alleged under the Default Notice. There can be no assurance, however, that the Summit County state court will agree that ASC Utah has cured the alleged defaults. In the event that the state court in Summit County finds that the actions taken by ASC Utah are not sufficient to cure the defaults under the Default Notice, and if ASC Utah is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal) and/or termination of the Ground Lease. Termination of the Ground Lease would significantly reduce the value of ASC Utah's operation at The Canyons, and would materially curtail, if not completely eliminate, ASC Utah's ability to obtain recurring revenues from those assets. In the event of termination of the Ground Lease, Wolf would have certain rights to repurchase for fair market value assets of ASC Utah which are used in conjunction with its operation of The Canyons. Wolf's right to terminate the Ground Lease is subject to certain rights of cure and foreclosure in favor of ASC Utah's lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into the shoes of ASC Utah as a tenant under the Ground Lease.

         Termination of the Ground Lease by Wolf would likely cause a default under the Company's Resort Senior Credit Facility. In the event of such a default, the Company would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful the Company could be forced to refinance such obligations on materially worse terms than those presently available.

                                     Item 1A
                               Other Risk Factors

Failure to cure the alleged default under the Ground Lease could have a material adverse effect on the Company.

ASC Utah is currently in dispute with Wolf regarding the Gound Lease and ASC Utah has taken actions to cure the alleged default. See "Item 1--Legal Proceedings." Even though the Company strongly believes that the actions taken by ASC Utah are sufficient to cure the defaults alleged under the Default Notice, there can be no assurance that the Summit County state court will agree that ASC Utah has cured the alleged defaults. In the event that the state court in Summit County finds that the actions taken by ASC Utah are not sufficient to cure the defaults under the Default Notice, and if ASC Utah is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal) and/or termination of the Ground Lease. Termination of the Ground Lease would significantly reduce the value of ASC Utah's operation at The Canyons, and would materially curtail, if not completely eliminate, ASC Utah's ability to obtain recurring revenues from those assets. In the event of termination of the Ground Lease, Wolf would have certain rights to repurchase for fair market value assets of ASC Utah which are used in conjunction with its operation of The Canyons. Wolf's right to terminate the Ground Lease is subject to certain rights of cure and foreclosure in favor of ASC Utah's lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into the shoes of ASC Utah as a tenant under the Ground Lease. In addition, termination of the Ground Lease by Wolf would likely cause a default under the Company's Resort Senior Credit Facility. In the event of such a default, the Company would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful the Company could be forced to refinance such obligations on materially worse terms than those presently available.

                                     Item 6
                                    Exhibits

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

                                   American Skiing Company
Date:  June 14, 2006

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