Form 10-K
period 2006-07-30
AMERICAN SKIING CO /ME
filed 2006-10-30
CIK 1043432

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.01 par value
(Title of Each Class)

Indicate by check mark whether the registrant is a well known seasoned issuer as defined in Rule 405 of the Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant on January 27, 2006, determined using the per share closing price thereof on the Over the Counter Bulletin Board, was approximately $3.7 million. As of October 1, 2006, 31,738,183 shares of common stock were issued and outstanding; of which 14,760,530 shares were Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Definitive Proxy Statement for the next Annual Meeting of Stockholders is incorporated by reference herein into Part III, Items 10 through 14.

American Skiing Company

Form 10-K Annual Report, for the year ended July 30, 2006

i

PART I

Item 1	Business

American Skiing Company

Business Description

We were incorporated in 1997 and are organized as a holding company, operating through various wholly owned subsidiaries. Refer to Note 1 — “Basis of Presentation” in the consolidated financial statements included in this report for a discussion of the general development of our business, subsidiaries, and predecessors. We are one of the largest operators of alpine ski and snowboard resorts in the United States. We develop, own, and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants, and retail locations. We also develop, market, and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels. We report our results of operations in two business segments, resort operations and real estate operations. For information by segment, refer to Note 12 — “Business Segment Information” in the consolidated financial statements included in this report.

Our revenues and net loss attributable to common stockholders for the year ended July 30, 2006 (fiscal 2006) were $307.8 million and $65.7 million, respectively. Resort segment revenues and real estate segment revenues for fiscal 2006 were $274.4 million and $33.4 million, respectively. For more information relating to our financial condition, see “Item 1A — Risk Factors — Our business is substantially leveraged and we face a number of financial risks” in Part I for additional discussion. Cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2006 were approximately $48.2 million, $(10.0) million, and $(38.1) million, respectively. Resort segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2006 were approximately $23.6 million, $(11.6) million, and $(15.7) million, respectively. Real estate segment cash flows provided by (used in) operating activities, investing activities, and financing activities for fiscal 2006 were approximately $24.6 million, $1.6 million, and $(22.4) million, respectively. As of July 30, 2006, total resort segment assets were $377.3 million and total real estate segment assets were $9.1 million.

Our periodic and current reports are available on our website, www.peaks.com, free of charge as soon as is reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission.

Resort Operations

Our resort business is generated primarily from our ownership and operation of seven ski resorts, several of which are among the largest in the United States. During the 2005-06 ski season, our resorts generated approximately 3.7 million skier visits, representing approximately 6.3% of total skier visits in the United States. The following chart shows a comparison of the industry-wide skier visits compared to our skier visits in the U.S. regional ski markets during the 2005-06 ski season:

				Company
	2005-06	Percentage	Skier Visits	Regional
	Total Skier	of Total	at Company	Market
Geographic Region	Visits*	Skier Visits	Resorts	Share	Company Resorts
	(In millions)		(In millions)

Northeast	12.5	21.2%	2.2	17.6%	Killington/Pico, Mount Snow, Sunday River, Sugarloaf/USA, Attitash
Southeast	5.8	9.9%	—	—
Midwest	7.8	13.3%	—	—
Rocky Mountain	20.8	35.4%	1.5	7.2%	Steamboat, The Canyons
Pacific West	11.9	20.2%	—	—

U.S. Overall	58.8	100.0%	3.7	6.3%

(*)	Source: Kottke National End of Season Survey 2005/06 Final Report.

Resort Revenues

Our resort revenues are generated from a wide variety of sources and include lift ticket sales, food and beverage sales, retail sales including ski rentals and repairs, skier development, lodging and property management, golf and other summer activities, and miscellaneous other sources. Lift ticket sales (including season pass sales) represent the single largest source of resort revenues and produced approximately 45% of total resort segment revenue for fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of this report, for more information about the sources of our resort revenues for the last three fiscal years.

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

Season Passes.  We have traditionally attracted high frequency skiers to each of our resorts with season passes, which allow skiers unlimited access to lifts at each respective resort on any day of the week throughout the ski season. We also offer ticket products to our customers that are valid at many, if not all, of our resorts. Examples of these innovative programs are the Ski America Pass, which allows unlimited skiing at any of our seven resorts, the Ultimate 7 College Pass, which allows the full-time college student to ski any of our seven resorts nationwide, the All for One Pass, which can be used at any of our five eastern resorts and is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of eastern resorts, and the mEticket, which is a flexible non-consecutive multi-day ticket valid at all seven resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price discount for purchasing early. We believe that these and other product introductions enhanced our fiscal 2006 season pass revenues, served to mitigate the in-season variability associated with day ticket sales, acted as a hedge against early season marginal snow fall, and improved our market share in the region.

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

Retail Sales.  We own approximately 70 retail and ski rental shops operating at our resorts. The large number of retail locations that we operate allows us to improve margins through large quantity purchase agreements and sponsorship relationships. On-mountain shops sell ski equipment and accessories such as skis, snowboards, boots, goggles, sunglasses, hats, gloves and larger soft goods such as jackets and snowsuits. In addition, all sales locations offer our own branded apparel, which generally provides higher profit margins than other retail products. In the non-winter seasons, the shops sell mountain bikes, in-line skates, tennis equipment, and warm weather apparel.

Lodging and Property Management.  We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat), and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge). We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties. During the 2005-06 ski season, our lodging departments managed approximately 3,100 lodging units at our resorts. The lodging departments perform a full complement of guest services, which include reservations, property management, housekeeping, and brokerage operations. The Steamboat Grand Resort Hotel and the Grand Summit Resort Hotel at The Canyons have gained widespread recognition for delivering elite levels of guest service and amenities, both of which were awarded the Four Diamond designation by the Automobile Association of America (“AAA”). This distinction places them in a select group comprising less than 3% of the estimated 30,000 AAA-rated lodging establishments nationwide.

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

Improve Snowmaking Capabilities.  Our snowmaking capabilities and coverage at our eastern resorts are already well known within the industry. We plan to continue to expand our snowmaking capabilities with equipment featuring new low energy technology. This equipment is significantly more efficient at higher temperature levels, thus providing better snow coverage within a wider range of temperatures typically experienced in the early part of the ski season. Additionally, as snowmaking is the most significant component of electricity and fuel costs at our eastern resorts, this equipment will enable us to effectively reduce these costs.

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

We offer to our customers ticket products that are valid at many, if not all, of our resorts. Examples of these innovative programs are the Ultimate 7 College Pass, which allows the full-time college student to ski at any of our seven ski resorts nationwide; and the mEticket, which is a flexible multi-day ticket valid at all seven of our resorts, with a sliding price schedule offering discounts based on the number of days purchased as well as a price break for purchasing early. The mEticket program is a nationwide program targeted at retaining skiers who ski 6 to 12 days each season, which our research indicates represents the majority of the ski population. Beginning with the 2004-2005 ski season, we created the “All for One” Pass which can be used at any of our five eastern resorts. This product is offered on a sliding scale pricing basis designed to attract skiers to our portfolio of eastern resorts. The introduction of this product last year enhanced our season pass revenues and also served to mitigate the in-season variability associated with day ticket sales, and improve our market share in the region. By giving guests an incentive to purchase their tickets for the year early in the ski season with the special values offered by the Ultimate 7 College Pass, the mEticket program, and the “All for One” Pass, we believe that we can encourage guests to ski more often and do the majority of their skiing at our resorts.

Continue to Build Brand Awareness and Customer Loyalty and to Improve our Guests’ Experience.  Our marketing programs build on and promote the strong brands and unique characteristics of each of our resorts, optimize cross-selling opportunities, and enhance our customer loyalty. We have established joint marketing programs with major corporations such as Sprint, Mobil, Anheuser-Busch, American Express, Charles Schwab, Quaker Oats/Gatorade, Pepsi/Mountain Dew, Red Bull, Rossignol, Nestle Waters/Poland Spring, Nature Valley, LL Bean and Starbucks. We believe these joint marketing programs give us a high-quality image and strong market presence, as well as access to operational and marketing resources on both a regional and national basis. We believe that our customer loyalty can be increased through guest service initiatives used to support brand differentiation and our continued industry leadership in the areas of snowmaking and snow grooming. Additionally, we have begun a company-wide initiative to further promote on-hill safety, including:

•	Increase the education of skiers and riders about the risks of unsafe skiing and riding,

•	Establish stricter policy enforcement for reckless skiing,

•	Provide on-mountain safety communications in resort brochures and other marketing collateral materials, and

•	Support public efforts where appropriate for legislation of tougher reckless skiing/riding laws and regulations.

Continued Focus on Cost Management.  We believe we have made significant progress in increasing the variability of our cost structure during the last three operating seasons, which allows us to more effectively adjust operation levels to meet in-season demand fluctuations. We are further refining our seasonal staffing model to minimize our year-round cost structures. We continue to work on improving our ability to control and more quickly manage the ramp-up and ramp-down of our resort operations during the customary beginning and ending of our resort operating season based upon ski conditions and expected visitation levels. In addition, we have recently implemented cost management plans related to property/casualty insurance and continue to focus on mountain operating costs. Additionally, we are working to more effectively instill best workplace safety practices to ensure our employees’ safety while on the job and to decrease our workers’ compensation costs. We have sophisticated computerized snowmaking control systems at our eastern resorts, which allow us to optimize snowmaking production while controlling related energy costs.

Expand Golf and Convention Business.  Sugarloaf/USA, Killington, and Mount Snow all operate championship resort golf courses. The Sugarloaf/USA course, designed by Robert Trent Jones, Jr., has been consistently rated as one of the top 100 public courses in the country according to Golf Digest and the #1 public course in New England according to the New England Golf Journal. Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools in the eastern United States, two of which we operate and the other that we franchise. We entered into an agreement with an unrelated third party for the construction, development, and operation of a golf course, designed by Robert Trent Jones, Jr.,at Sunday River. The course was opened during the summer of 2005. Our golf program and other recreational activities draw off-season visitors to our resorts and support our growing off-season convention business as well as our real estate development operations. We also expect to have opportunities to develop golf courses at The Canyons and Attitash. We are aggressively continuing to expand our in-season and off-season convention business by improving the quality, size, and compensation systems of our sales and marketing staff.

Capitalize on Real Estate Growth Opportunities.  We creatively enter into opportunities with developers to utilize our existing real estate holdings to help expand the bed count, service offerings, and infrastructure of our resorts, while making minimal capital expenditures. For example, we are engaged in specific discussions with private real estate developers to develop land holdings in exchange for funding capital expenditure projects for new lifts and mountain access points at several of our resorts. We also develop and sell single-family lot projects at our resorts, which satisfy customer demand while allowing us to pre-sell lots with a minimum of risk capital to us. The proceeds from these real estate projects allow us to increase on-mountain capital spending and further reduce our outstanding indebtedness.

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

Grand Summit Hotels.  The Grand Summit Hotel is an interval ownership product which is a signature element of our resorts. Each hotel is a condominium complex consisting of fully furnished residential and commercial units with a spacious atrium lobby, one or more restaurants, retail space, a grand ballroom, conference space, a health club with an outdoor heated pool (except Sugarloaf/USA), and other recreational amenities. Residential units in the hotel are sold in quarter and eighth share interests. The balance of the hotel, including restaurants, retail space, and conference facilities, is typically retained by us and managed by the host resort. The initial sale of quarter and eighth share units generates revenue for the real estate segment, and our resort segment generates a continuing revenue stream from operating the hotel’s retail, restaurant, and conference facilities and from renting interval interests when not in use by their owners. We have sold substantially all of our developer units at each of our Grand Summit Hotels.

We continue to develop and market to third parties development sites for townhomes, single-family projects, and whole ownership condominium hotels, most recently at our Killington, Mount Snow, Sunday River and Sugarloaf/USA resorts.

Local approvals for our real estate development plans are at various stages of completion. With the exception of The Canyons and Killington, local approvals are on a parcel-by-parcel basis and in most cases are subject to final approval by local and/or state officials.

•	The Canyons: Pursuant to our November 1999 approved master plan, density for the residential units and commercial development for our 15-year master plan has been approved. As we seek to develop specific projects within the master plan at The Canyons, we will need local approval for specific site plans. See “Item 1A — Risk Factors — Our business is subject to heavy environmental and land use regulation” in Part I for additional discussion regarding the status of our master plan permits at The Canyons.

•	Killington: Local voters in the town of Killington approved the master plan for the Killington Resort Village in November 1999 and local and state permits were issued in July 2000. Killington received partial and conceptual approval for the ten criteria which are part of the state of Vermont land use review and approval process. Final approval of each of the criteria will be rendered upon submittal of actual construction plans for specific projects.

Alpine Resort Industry

The alpine resort industry has achieved strong performances in the past six seasons, including the five best seasons ever recorded. During the 2005-06 ski season, approximately 477 ski areas in the United States generated approximately 58.8 million skier visits, up 3.3% from last season, and up 2% from the previous record set in 2002-03. Many factors contributed to this very successful season. The Pacific West, and most particularly the Pacific Northwest, rebounded dramatically from one of its worst seasons on record, with the Pacific West experiencing a gain of 12.6%, and the Pacific Northwest sub region jumping an estimated 125% in comparison to 2004-05. The Rocky Mountain region, the largest of the five National Ski Areas Association regions, also reported very strong results overall, setting a new all-time record, and registering a gain of 5.8%, or over 1.1 million additional visits, over the previous record set in 2004-05. Both the Southeast and Midwest regions were also quite solid this year, contributing estimated increases of 6.1% and 3.4% respectively in comparison to 2004-05. The 2005-06 season in the Northeast was down by almost 9% overall, due to below average snowfall from late December 2005 on. Furthermore, season pass sales continued their upward trend, rising 7 percent nationally this season, and increasing by 26% over the past four seasons (since 2002-03).

The alpine resort industry is characterized by significant barriers to entry because the number of attractive sites is limited, the costs of resort development are high, and environmental regulations impose significant restrictions on new development. Since 1985, the ski resort industry has undergone a period of consolidation and attrition, resulting in a significant decline in the total number of ski areas in North America. The number of ski resorts in the United States has declined from approximately 735 in 1983 to approximately 477 in 2006, although the number of skier visits has remained relatively flat, other than the recent growth trend. Despite the recent consolidation trend overall, ownership of the smaller regional ski resorts remains highly fragmented. We believe that technological advances and rising infrastructure costs are the primary reasons for the ski resort industry consolidation, and that further consolidation is possible as smaller regional resorts are acquired by larger resort operators with more sophisticated management capabilities and increased availability of capital.

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

The ski industry has enjoyed solid growth over the past quarter of a century, including a notable rebound in recent years from the overall participation trough experienced in 2000. Baby boomers that drove the industry growth in the 1960’s and 1970’s are entering peak spending years, generating significantly more travel volume than other demographic groups. These baby boomers have above average household income and their numbers are expected to grow through 2012, according to the U.S. Department of Commerce. According to the National Ski Area Association, the number of skier visits represented by snowboarders in the United States has increased steadily until the 2003-04 ski season, when approximately 28.8% of total skier visits were from snowboarders. In the 2005-06 ski season, the percentage remained essentially unchanged. Although the explosive growth in snowboarders has slowed, this market segment will continue to be important and welcomed to all our resorts, as its lower-than-average-age members are key influencers in the choice of resorts and are critical to the future of our resorts.

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

We believe that we possess all the permits, licenses, and approvals from governmental authorities material to our operations as they currently exist. We have not received any notice of material non-compliance with permits, licenses, or approvals necessary for the operation of any of our properties, with the exception of our Development Agreement at The Canyons, where we have received a notice of non-compliance from the applicable governmental regulators and are working with them to resolve compliance issues. See “Item 1A — Risk Factors — Our business is subject to heavy environmental and land use regulation” in Part I for additional discussion regarding the status of our master plan permits at The Canyons.

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

Systems and Technology

Information Systems.  Our information systems are designed to improve the ski experience by developing more efficient guest service products and programs. We continue to deploy solutions that improve guest service, create internal efficiency, and enable more direct relationships between our guests and us. We are implementing extensions to our central reservations software that will provide industry-leading integration between our web and call center vacation booking channels.

Snowmaking Systems and Technology.  We believe that we operate one of the largest consolidated snowmaking operations in the ski resort industry, with approximately 4,200 acres of snowmaking coverage. Our proprietary snowmaking software program allows us to produce what we believe is some of the highest quality man-made snow in the industry. Substantially all of our snowmaking systems are operated through computer-based control using industrial automation software and a variety of state of the art hardware and instrumentation. We use efficient ground based, tower based, and fully automated snowgun nozzle technology and have developed software for determining the optimal snowmaking nozzle setting at multiple locations on any particular mountain. This system monitors the weather conditions and system capacities and determines the proper operating water pressure for each nozzle, reducing the need for physical observations to make adjustments and ensuring that ideal snow quality is provided. In addition, we are actively involved in testing and implementing new technologies, including low energy snowgun nozzle technology, to further improve the quality and efficiency of our snowmaking operations.

Item 1A — Risk Factors

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

We are highly leveraged. As of September 30, 2006, we had $588.6 million of total indebtedness outstanding, including $220.7 million of secured indebtedness and $367.9 million in redeemable preferred stock (liquidation value).

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

Although we believe we have sufficient liquidity to fund our operations through fiscal 2007, our ability to make scheduled payments or refinance our debt and preferred stock obligations will depend on our future financial and operating performance, which will be affected by prevailing economic conditions, financial, business, and other factors. Some of these factors are beyond our control. There can be no assurance that our operating results, cash flows, and capital resources will be sufficient to pay our indebtedness or preferred stock. If our operating results, cash flows, or capital resources prove inadequate, we could face substantial liquidity challenges and might be required to dispose of material assets or operations to meet our debt and other obligations. We also could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that any of these actions could be effected on terms satisfactory to our business, if at all.

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

We also have significant future capital requirements with respect to the retirement of debt and other securities. For example, the $85.0 million First Lien Term Loan requires 23 quarterly principal payments of $212,500 and a final payment of $80.1 million in November 2010. The $105.0 million Second Lien Term Loan matures in November 2011 with principal due on maturity. Additionally, the New Junior Subordinated Notes of $76.7 million are due in 2012 and the 11.302% Junior Subordinated Notes of $19.0 million are due May 2012, both accruing interest which is not due in cash until maturity. Furthermore, the First and Second Lien Term Loans and a $40.0 million Revolving Facility (collectively, the “Resort Senior Credit Facility”) require quarterly interest payments. Our preferred stock must be redeemed in accordance with its terms, to the extent that we have legally available funds to effect such redemption. This includes our 12% Series C-1 convertible participating preferred stock (the Series C-1 Preferred Stock), and our 15% Series C-2 preferred stock (the Series C-2 Preferred Stock) which had accreted values of $71.5 million and $287.6 million, respectively, at July 30, 2006 and are both mandatorily redeemable in July 2007. There can be no assurance that we will be able to retire, redeem, or refinance our indebtedness and preferred stock in the foreseeable future. Failure to do so could have a material adverse effect on our business. See Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of these payments.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal. For fiscal 2006, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April. In addition, a significant portion of resort segment revenues and approximately 26% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2006. Also, our resorts typically experience operating losses and negative cash flows for the period from May to mid-November. During the seven-month period from May through November 2005, for example, we had operating losses from resort segment operations aggregating $97.1 million and negative cash flows from resort segment operating activities aggregating $14.5 million. These losses from resort segment operations included non-cash interest and dividends on mandatorily redeemable preferred stock of $25.8 million included in interest expense. There can be no assurance that we will be able to finance our capital requirements from external sources during the period from May through November.

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

Failure to cure the alleged default under the Ground Lease at The Canyons could have a material adverse effect on the Company.

We are currently in dispute with Wolf Mountain Resorts, LC, one of our landlords at The Canyons, regarding the lease between us. The Utah District Court has granted us a temporary restraining order and amended a previous injunction to prohibit Wolf from terminating the lease until the Court finds that we have breached the lease and that Wolf is entitled to terminate the lease as a result of our breach. See “Item 3 — Legal Proceedings.” Even though we strongly believe that we are presently in compliance all material provisions of our lease with Wolf, there can be no assurance that the Utah District Court will agree that we are not in default or that we have taken the steps necessary to cure any default. In the event that the District Court finds that we are in default and the actions we have taken are not sufficient to cure the defaults raised by Wolf under the lease, and if we are unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which we believe to be minimal and/or speculative) and/or termination of our lease with Wolf. Termination of the lease would significantly reduce the value of our operation at The Canyons, and would materially curtail, if not completely eliminate, our ability to obtain recurring revenues from those assets. In the event of termination of the lease, Wolf may have certain rights to repurchase for fair market value certain of our assets which are used in conjunction with our operation of The Canyons. Wolf’s right to terminate the lease is subject to certain rights of cure and foreclosure in favor of our lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into our shoes under the lease. In addition, termination of the lease by Wolf would likely cause a default under our Resort Senior Credit Facility. In the event of such a default, we would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful we could be forced to refinance such obligations on materially worse terms than those presently available.

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

As a result of a stockholders’ agreement and the terms of the preferred stock held by Oak Hill Capital Partners, L.P. and certain related entities (Oak Hill), and Leslie B. Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, Oak Hill controls a majority of our board of directors. Oak Hill also owns all of our outstanding Series C-1 Preferred Stock and Series C-2 Preferred Stock. Oak Hill may have interests different from the interests of the holders of our common stock.

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

Our examination of strategic alternatives available at Steamboat may not lead to a sale or other disposition of that resort.

We have announced previously that our board of directors has engaged Bear Stearns & Co. and Main Street Advisors to assist us in the marketing of the Steamboat ski area for sale. Our board of directors has not announced a sales price for Steamboat and we have stated that we do not necessarily plan to sell the resort to the highest bidder, regardless of price. If our board of directors, in consultation with Bear Stearns & Co. and Main Street Advisors, determines that the offers for our Steamboat assets are not sufficient to warrant pursuing a sale, the resort likely will be removed from the market and we will continue our operations there in accordance with past practice.

Item 1B	Unresolved Staff Comments

Not applicable.

Item 2	Properties

Resort Properties

Our resorts include several of the top resorts in the United States based on skier visits. This includes Killington, the tenth largest ski resort in the United States and the largest resort in the Northeast with just under 0.8 million skier visits in the 2005-06 ski season; Steamboat, the eighth largest resort in the United States with just over 1.0 million skier visits in the 2005-06 ski season; and Sunday River and Mount Snow, which together with Killington, comprised three of the five largest resorts in New England during the 2005-06 ski season. The following table summarizes certain key statistics of our resorts.

	Skiable	Vertical		Total Lifts		Snowmaking	Ski	2005-06
Resort, Location	Terrain	Drop	Trails	(high-speed)		Coverage	Lodges	Skier Visits
	(acres)	(feet)						(000s)

Western Resorts
Steamboat, Colorado	2,939	3,668	142	20	(5)	15%	4	1,047
The Canyons, Utah	3,500	3,190	144	16	(7)	6%	3	471
Eastern Resorts
Killington/Pico, Vermont	1,182	3,050	200	31	(8)	70%	8	795
Sunday River, Maine	660	2,340	127	18	(4)	92%	4	473
Mount Snow, Vermont	586	1,700	97	19	(3)	78%	4	430
Sugarloaf/USA, Maine	1,410	2,820	129	15	(2)	92%	2	311
Attitash, New Hampshire	280	1,750	70	12	(2)	97%	2	187

Total	10,557	18,518	909	131	(31)		27	3,714

Steamboat.  Steamboat is the eighth largest ski resort in the United States generating approximately 1,047,000 skier visits in the 2005-06 ski season. The Steamboat ski area is located in the Medicine Bow/Routt National Forest, Routt County, Colorado on the westerly slopes of Mt. Werner, approximately 2.5 miles southeast of downtown Steamboat Springs, Colorado. Five major airline carriers with nonstop flights from eight cities and with convenient connections nationwide service Steamboat during the ski season. The area consists of approximately 3,486 acres of land licensed under a special use permit issued by the United States Forest Service and approximately 245 acres of private land which we own, license, or lease from third parties, which are located at the base of the ski area. Steamboat consists of 2,939 acres of skiable terrain and receives a significant amount of natural dry snow, averaging 305 inches annually over the past six ski seasons. Steamboat is a year-round resort offering hiking, mountain biking, and various other summer amenities.

In July 2006, we announced that we had initiated a strategic review of business options for its Steamboat ski resort, including the potential sale of the resort. We have retained investment advisors to assist in marketing Steamboat for a possible sale, and is in talks with a small group of potential purchasers. There is currently no contractual agreement between the Company and any potential purchaser, and the terms of a possible sale and likelihood of completion of a sale are unknown.

The Canyons.  The Canyons ski resort, which is located in the Wasatch Range of the Rocky Mountains, adjacent to Park City, Utah, is one of the most accessible destination resorts in the world, with the Salt Lake City International Airport only 32 miles away via direct major state highway access. The Canyons generated approximately 471,000 skier visits in the 2005-06 ski season and is located adjacent to the Utah Winter Sports Park, which served as the venue for the ski jumping, bobsled, and luge events in the 2002 Winter Olympic Games. The Canyons consists of 3,500 acres of skiable terrain and receives significant amounts of natural snow, averaging 317 inches annually over the past six seasons. The Canyons is a year-round resort offering hiking, mountain biking, and various other summer amenities. The current master development plan for The Canyons includes entitlements for approximately 5 million square feet of development. We believe that The Canyons continues to have significant growth potential due to its proximity to Salt Lake City and Park City, its expansive ski terrain, and its extensive real estate development opportunities.

Killington.  Killington, located in central Vermont, is the largest ski resort in the northeastern region of the United States and the tenth largest in the United States, generating approximately 795,000 skier visits in the 2005-06 ski season. Killington is a seven-mountain resort consisting of 1,182 acres of skiable terrain. We believe the size and diversity of skiable terrain at Killington make it attractive to all levels of skiers and one of the most widely recognized of our resorts with regional, national, and international clientele. Killington is a year-round resort offering complete golf amenities, including an 18-hole championship golf course, a driving range, mountain biking, hiking, water slides, and an alpine slide.

Sunday River.  Sunday River, located in the western mountains of Maine and approximately a three-hour drive from Boston, is the fourth largest ski resort in New England with approximately 473,000 skier visits during the 2005-06 ski season. Extending across eight interconnected mountains, its facilities consist of approximately 660 acres of skiable terrain and an additional 7,000 acres of undeveloped terrain. We have development plans for a resort village at the Jordan Bowl Area (the most westerly peak), which eventually could include over 1,350 units and 1.1 million square feet of total development. Sunday River is a year-round resort offering hiking and various other summer amenities. We entered into an agreement with an unrelated third party for the construction, development, and operation of an 18-hole championship golf course, designed by Robert Trent Jones, Jr., in the Jordan Bowl area, which was opened during the summer of 2005. We believe that the golf course project will continue to enhance the value and attractiveness of the Sunday River resort as well as real estate development opportunities controlled by us.

Mount Snow.  Mount Snow, located in West Dover, Vermont, is the fifth largest ski resort in New England with approximately 430,000 skier visits in the 2005-06 ski season and consists of 586 acres of skiable terrain. Mount Snow is the southernmost of our eastern resorts and is the closest major Vermont ski resort to the New York metropolitan area. A large percentage of the skier base for Mount Snow originates from Massachusetts, Connecticut, New York, and New Jersey. Mount Snow owns and operates an 18-hole championship golf course and is the headquarters of our “Original Golf School”, which consists of three golf schools in the eastern United States, two of which we operate and the other that we franchise.

Sugarloaf/USA.  Sugarloaf/USA, located in the Carrabassett Valley of Maine, is the eleventh largest ski resort in New England with approximately 311,000 skier visits in the 2005-06 ski season. Sugarloaf/USA is a single mountain with a 4,237-foot summit, a 2,820-foot vertical drop and 1,410 acres of skiable terrain. Sugarloaf/USA offers large ski-in/ski-out base villages, containing numerous restaurants, retail shops and lodging facilities, including a Grand Summit Hotel. Sugarloaf/USA is widely recognized for its challenging terrain and snowfields which represent the only lift-serviced above-tree line skiing in the Northeast. As a destination resort, Sugarloaf/USA has a broad market, including areas as distant as New York, New Jersey, Pennsylvania, Washington D.C., and Canada. Sugarloaf/USA also leases and operates an 18-hole championship golf course designed by Robert Trent Jones, Jr. that is consistently rated one of the top 100 public golf courses in the United States by Golf Digest and is the #1 rated public course in New England according to the New England Golf Journal.

Attitash.  Attitash is one of New Hampshire’s premier family vacation resorts. Its 12 lifts (including 3 quad chairs) constitute one of New Hampshire’s largest lift networks. During the 2005-06 ski season, Attitash generated approximately 187,000 skier visits. Attitash consists of 280 acres of skiable terrain and is located in the heart of the Mount Washington Valley, which boasts over 200 factory outlet stores, hundreds of bars and restaurants, and a large variety of lodging options, including a 143-room slope side Grand Summit Hotel and Conference Center which we operate. Attitash is a year-round resort offering mountain biking, a water park, alpine slide, and various other summer amenities, and benefits from its close proximity to major metropolitan populations.

Real Estate Properties.  We retain ownership of the front desk, retail space, restaurants, and conference facilities, or “commercial core”, of hotels developed by our real estate subsidiaries. We currently own and operate the commercial core of eight Grand Summit Hotels (two at Sunday River and one each at Killington, Attitash, Mount Snow, Sugarloaf/USA, The Canyons, and Steamboat) and one whole-ownership condominium/hotel at The Canyons (the Sundial Lodge). We also own smaller lodging properties, hotels, and inns at our various resorts and manage these properties along with other properties owned by third parties. We have sold substantially all of our developer units at each of our Grand Summit Hotels.

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

Leased or Otherwise Committed Properties

Our operations are dependent upon our ownership or long-term control over the skiable terrain located within each resort. The following summarizes certain non-owned real estate critical to ski operations at each of our resorts. We believe each of the following leases, permits, or agreements is in full force and effect and that we are entitled to their benefit. See “Item 1A — Risk Factors — A significant portion of our ski resorts are operated under leases or forest services permits” in Part I for additional discussion of our leases and forest service permits; see also “Item 1A — Risk Factors — Failure to cure the alleged default under the Ground Lease could have a material adverse effect on the Company.” in Part I for further discussion regarding certain of our lease rights at The Canyons.

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

Killington leases approximately 1,100 acres from the state of Vermont. A portion of that property constitutes a substantial amount of Killington’s skiable terrain. The initial lease was for a ten-year term, which commenced in 1960 but contains nine ten-year renewal options. Killington exercised the renewal option in 1970, 1980, 1990, and 2000. Assuming continued exercise of the renewal options, the lease will ultimately expire in the year 2060. The lease is subject to a buy-out option retained by the state of Vermont, as landlord. At the conclusion of each ten-year term, or extended term, the state of Vermont has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2010. Although we have not had confirmation from Vermont officials, we have no reason to believe that the state of Vermont intends to exercise the buy-out option at that time.

Killington leases from Farm & Wilderness, Inc., a Vermont non-profit corporation, the right to withdraw water for snowmaking purposes from the Woodward reservoir and transport the water over land owned by the lessor. The lease has an initial term of 15 years, ending on December 31, 2012. Killington has the right to renew the lease for three renewal terms of 25 years each.

Killington also leases from SP Land Company, LLC (“SP Land”) the right to use certain parking facilities and a golf course clubhouse at the Killington resort. The parking facilities are leased for a period of 25 years, ending on March 31, 2029, although the lessor has the right to terminate the lease upon 12 months prior notice to Killington as to any portion of the property which the lessor then intends to develop. The lessor delivered this notice in April 2005, and Killington is presently engaged in permitting efforts for replacement parking. There can be no assurance that the replacement parking will be in place before it is needed. However, Killington has created contingency plans to provide supplemental parking should replacement parking be delayed. The golf course clubhouse and certain parking ancillary thereto are leased for a period of 25 years, also ending on March 31, 2029. This lease automatically renews for up to ten successive ten-year periods unless Killington provides prior notice of its intent to terminate the lease.

Sugarloaf/USA leases the Sugarloaf golf course from the Town of Carrabassett Valley, Maine pursuant to a lease dated November 16, 2000. The lease term expires November 2023. Sugarloaf/USA has an option to renew the lease for an additional five-year term.

The Canyons leases approximately 2,100 acres, including most of the base area and a substantial portion of its skiable terrain, under a lease from Wolf Mountain Resorts, LC. The initial term of this lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights. Under the agreement, we pay a cost of 5.5% of the full capitalized cost of development in the case of certain administrative and skier services space as defined by the agreement and 11% of the full capitalized cost of the development for any remaining parcels that we retain or intend to resell. See “Item 1A — Risk Factors — Failure to cure the alleged default under the Ground Lease could have a material adverse effect on the Company” in Part I for further discussion regarding certain of our lease rights at The Canyons. The Canyons also leases approximately 807 acres, which constitutes the area for a planned mid-mountain village and a substantial portion of its skiable terrain, from the State of Utah School and Institutional Trust Land Administration. Our lease ends in 2078 and provides an option to purchase those portions of the mid-mountain village area that are intended for real estate development at a cost of 25% of their fair market value on an undeveloped basis. If the Company were to exercise this option, it would also be required to make the 11% payments to Wolf Mountain Resorts, LC discussed above. The Canyons also holds certain rights for ski terrain across land owned by the Osguthorpe family under a long-term agreement with a term expiring on August 14, 2024.

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

ASC Utah, a subsidiary of the Company, owns and operates The Canyons resort. ASC Utah leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain at The Canyons resort, under a lease (the “Ground Lease”) from Wolf Mountain Resorts, LC (“Wolf”). The initial term of the Ground Lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The Ground Lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights set forth in a separate Reconveyance Agreement. Included in the premises covered by the Ground Lease is all of Wolf’s interest in certain real property owned by the Osguthorpe family (the “Osguthorpe Agreement”), through which ASC Utah operates additional ski terrain.

At various points following its acquisition of The Canyons, ASC Utah entered into direct agreements with the Osguthorpe family amending or modifying the Osguthorpe Agreement. On March 31, 2006, Wolf issued to ASC Utah a written notice of default (the “Default Notice”) relating to the Osguthorpe Agreement. Specifically, Wolf alleged in the Default Notice that ASC Utah breached its obligations under the Ground Lease to obtain Wolf’s prior written consent to any modification to the Osguthorpe Agreement. In its Default Notice, Wolf demanded that ASC Utah “disavow any claims as a tenant arising from or through the Osguthorpe Agreement property and reinstate and transfer to Landlord [Wolf] all of its rights to the leased property the [sic] comprising the Osguthorpe Agreement.”

Under the terms of the Ground Lease, ASC Utah had sixty (60) days, or until May 30, 2006, to cure the default alleged in the Default Notice (subject to further extension under certain enumerated circumstances). Wolf agreed in writing to extend this cure period to June 16, 2006. As cure for the allegations in the Default Notice, on June 7, 2006, ASC Utah executed and delivered to Wolf an Assignment, Acknowledgement and Ratification, dated June 5, 2006 (the “Assignment”) assigning all of its right title and interest in and to the amendments to the Osguthorpe Agreement to Wolf. In addition, ASC Utah delivered to Wolf a consent to assignment executed by the applicable Osguthorpe parties.

On June 14, 2006, ASC Utah initiated a declaratory judgment action in the District Court for the Third District in Summit County, Utah. The action seeks a declaration that ASC Utah is not in default under the terms of the Ground Lease and that the steps taken by ASC Utah in response to the Default Notice are sufficient to cure any alleged default under the Ground Lease, and in the interim seeks a temporary restraining order preventing Wolf from declaring the Ground Lease terminated or from exercising any other rights it may have on account of the alleged defaults raised in the Default Notice until the Court decides this declaratory judgment action.

On June 30, 2006, at the request of ASC Utah and following an evidentiary hearing conducted on June 28, 2006, the District Court entered a preliminary injunction (the “Preliminary Injunction”) prohibiting Wolf from issuing a notice of termination under the Ground Lease with respect to the matters set forth in the Default Notice, or otherwise terminating the Ground Lease for such matters until a trial on the merits of ASC Utah’s claim could be heard. As a condition to the Preliminary Injunction, ASC Utah was required to post a bond in the amount of $250,000. ASC Utah posted cash collateral in lieu of such bond on July 5, 2006.

Following the issuance of the Preliminary Injunction, ASC Utah filed an amended complaint against Wolf which included claims for declaratory relief, breach of contract, and tort. In response, Wolf filed a motion to dismiss ASC Utah’s complaint for failure to state a claim upon which relief could be granted.

Subsequent to the Court’s issuance of the Preliminary Injunction, Wolf sent two additional notices of default to ASC Utah alleging that ASC Utah had wrongfully pledged its interest in the Ground Lease to secure the Resort Senior Credit Facility (the “Subsequent Default Letters”). ASC Utah filed a motion for temporary restraining order asking the District Court to prevent Wolf from terminating the Ground Lease for the grounds set forth in the Subsequent Default Letters.

On October 12, 2006, the District Court ruled on ASC Utah’s request for a temporary restraining order and preliminary injunction with respect to the Subsequent Default Letters and on Wolf’s motion to dismiss. The District Court denied Wolf’s motion to dismiss in its entirety. The District Court granted ASC Utah’s request for a temporary restraining order and amended the Preliminary Injunction to prohibit Wolf from terminating the Ground Lease for any reason unless and until the District Court finds that ASC Utah has breached the Ground Lease and that Wolf is entitled to terminate the Ground Lease as a result of that breach.

The Company strongly believes that it is in full compliance with the terms of the Ground Lease. There can be no assurance, however, that the District Court will agree that ASC Utah is in compliance. In the event that the District Court finds that the actions taken by ASC Utah constitute a default which has not been cured, and if ASC Utah is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal and or speculative) and/or termination of the Ground Lease. Termination of the Ground Lease would significantly reduce the value of ASC Utah’s operation at The Canyons, and would materially curtail, if not completely eliminate, ASC Utah’s ability to obtain recurring revenues from those assets. In the event of termination of the Ground Lease, Wolf may have certain rights to repurchase for fair market value assets of ASC Utah which are used in conjunction with its operation of The Canyons. Wolf’s right to terminate the Ground Lease is subject to certain rights of cure and foreclosure in favor of ASC Utah’s lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into the shoes of ASC Utah as a tenant under the Ground Lease.

Termination of the Ground Lease by Wolf would likely cause a default under the Company’s Resort Senior Credit Facility. In the event of such a default, the Company would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful the Company could be forced to refinance such obligations on materially worse terms than those presently available.

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

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently traded on the Over The Counter Bulletin Board under the symbol “AESK”. Our Class A common stock is not listed on any exchange and is not publicly traded, but is convertible into our common stock. As of October 1, 2006, 31,738,183 shares of our common stock were issued and outstanding, of which 14,760,530 shares were Class A common stock held by one holder and 16,977,653 shares were common stock held by approximately 6,400 holders.

The following table lists, for the fiscal quarters indicated, the range of high and low closing prices of our common stock as reported on the Over the Counter Bulletin Board, as applicable.

American Skiing Company Common Stock (AESK)

	Fiscal 2005		Fiscal 2006
	High	Low	High	Low

1st Quarter	$0.25	$0.12	$0.38	$0.27
2nd Quarter	0.70	0.23	0.37	0.22
3rd Quarter	0.48	0.25	0.24	0.18
4th Quarter	0.33	0.27	0.21	0.16

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

	Historical Year Ended(1)(2)
	July 28,	July 27,	July 25,	July 31,	July 30,
	2002	2003	2004	2005	2006
	(In thousands, except per share and per skier visit amounts)

Consolidated Statements of Operations Data:
Net revenues:
Resort(3)	$243,842	$251,638	$250,706	$267,314	$274,369
Real estate	28,274	12,898	33,405	9,163	33,441

Total net revenues	272,116	264,536	284,111	276,477	307,810

Operating expenses:
Resort	166,968	168,010	167,518	172,855	174,426
Real estate	30,091	12,166	24,661	7,185	27,559
Marketing, general and administrative	46,699	49,645	54,801	51,439	53,167
Merger, restructuring and asset impairment charges(4)	111,608	1,451	137	—	—
Depreciation and amortization	26,238	27,513	26,477	31,798	31,116
Impairment loss on sale of commercial property	—	—	—	—	1,533
Loss on disposal of commercial property	—	—	—	—	917
Writeoff of financing costs	3,338	2,761	—	5,983	—

Total operating expenses	384,942	261,546	273,594	269,260	288,718

Operating income (loss)	(112,826)	2,990	10,517	7,217	19,092
Other income (expense):
Interest expense, net	(54,752)	(47,364)	(87,603)	(81,668)	(86,675)
Gain on sale of Haystack resort	—	—	—	822	169
Increase in fair value of interest rate swap agreement	—	—	—	314	1,761
Gain on extinguishment of debt	—	—	23,091	—	—
Gain on transfer of assets associated with extinguishment of debt	—	—	25,493	—	—

Loss from continuing operations before accretion of discount, preferred stock dividends, and cumulative effects of changes in accounting principles	(167,578)	(44,374)	(28,502)	(73,315)	(65,653)
Accretion of discount and dividends on mandatorily redeemable preferred stock	(32,791)	(37,644)	—	—	—

Loss from continuing operations attributable to common stockholders before cumulative effects of changes in accounting principles(1)	$(200,369)	$(82,018)	$(28,502)	$(73,315)	$(65,653)

Net loss attributable to common stockholders	$(206,710)	$(82,018)	$(28,502)	$(73,315)	$(65,653)

Basic and diluted net loss from continuing operations per share attributable to common stockholders	$(6.34)	$(2.59)	$(0.90)	$(2.31)	$(2.07)

Basic and diluted net loss per share attributable to common stockholders	$(6.54)	$(2.59)	$(0.90)	$(2.31)	$(2.07)

	Historical Year Ended(1)(2)
	July 28,	July 27,	July 25,	July 31,	July 30,
	2002	2003	2004	2005	2006
	(In thousands, except per share and per skier visit amounts)

Consolidated Balance Sheets Data:
Total assets	$521,993	$475,305	$430,800	$422,934	$386,277
Long-term debt and redeemable preferred stock, including current maturities	582,096	638,928	603,563	653,682	679,113
Common stockholders’ deficit	(155,305)	(237,295)	(240,962)	(314,277)	(379,930)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$(1,092)	$(7,999)	$22,160	$34,558	$48,153
Cash flows provided by (used in) investing activities	94,683	(4,658)	(7,359)	(11,940)	(10,028)
Cash flows provided by (used in) financing activities	(98,259)	12,329	(17,130)	(20,669)	(38,072)
Other Data:
Skier visits	3,756	3,977	3,887	3,987	3,714
Resort revenues per skier visit	$64.92	$63.27	$64.50	$67.05	$73.87

(1)	The historical data above does not reflect the financial position and results of operations for our Heavenly resort (Heavenly). The financial data for Heavenly is reflected as discontinued operations because Heavenly was sold during fiscal 2002.

(2)	The historical data above includes the financial position and results of operations for the Haystack resort, which was part of the Mount Snow resort. The Haystack resort was sold in June 2005. The financial data for the Haystack resort is not reflected as discontinued operations as it does not meet the requirements in SFAS No. 144.

(3)	Resort revenues represent all revenues, excluding revenues generated by the sale of real estate interests.

(4)	During fiscal 2002, we recognized the following merger, restructuring, and asset impairment charges: a $25.4 million asset impairment charge related to the assets at our Steamboat resort that were previously classified as held for sale as of July 29, 2001; a $38.7 million charge related to the remaining quartershare units at the Steamboat Grand Hotel and The Canyons Grand Summit Hotel; a $18.9 million charge related to land and land options at The Canyons; a $24.8 million charge related to master planning and real estate costs at The Canyons, Killington, Mount Snow, Sugarloaf/USA, Sunday River, and Steamboat; a $1.4 million charge related to a land option at Sunday River and certain resort fixed assets; $2.7 million in legal and financial consulting charges related to our strategic restructuring plan; offset by a $0.3 million gain to finalize the sale of Sugarbush. During fiscal 2003, we recognized the following merger, restructuring and asset impairment charges: a $1.2 million charge related to certain resort fixed assets and other assets; and $0.4 million in restructuring charges; offset by a $0.2 million reversal of a previous impairment charge determined not to be needed. During fiscal 2004, we recognized the following in merger, restructuring, and asset impairment charges: a $0.1 million restructuring charge. During fiscal 2005, we recognized no merger, restructuring, and asset impairment charges. During fiscal 2006, we recognized no merger, restructuring, and asset impairment charges.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above under Item 1A — “Risk Factors”, other factors that could cause actual results, performances, or achievements to differ materially from those projected include, but are not limited to, the following: the loss or termination of our leasehold rights at The Canyons as a result of any material defaults under governing lease documents that have not been cured within applicable cure periods, changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; failure to meet amortization requirements of the Construction Loan Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; significant changes in energy prices; changes to federal, state, and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

The Company’s fiscal year is a 52-week or 53-week period ending on the last Sunday of July. July 25, 2004 (fiscal 2004) consisted of 52 weeks, July 31, 2005 (fiscal 2005) consisted of 53 weeks, and July 30, 2006 (fiscal 2006) consisted of 52 weeks. The extra week of operations in fiscal 2005 occurred during the summer of 2005 and resulted in the Company incurring $0.7 million in additional net expenses, compared to fiscal 2004 and fiscal 2006.

Our resort operating strategies include taking advantage of our multi-resort network, improving snowmaking capabilities at our eastern resorts, increasing our revenue per skier, continuing to build brand awareness and customer loyalty, continuing to focus on cost management, expanding our golf and convention business, and capitalizing on real estate growth opportunities through joint ventures. Our fiscal 2006 results of operations were favorable as compared to the prior year due to significantly improved snow conditions at our western resorts, a company-wide increase in our season pass revenues primarily as the result of the successful marketing and sales efforts regarding the All For One Pass at our eastern resorts, revisions to our lift ticket pricing structure and comprehensive yield management at our resorts, reductions in our fixed cost structure, effective implementation of certain operational initiatives within our Food and Beverage business along with our Retail, Rental, and Repair business, and day-to-day management of peak season operating costs.

One of our financial objectives for fiscal 2005 was to restructure our resort debt facilities and preferred stock obligations to more closely align them with our long-term strategic objectives. During fiscal 2005, we entered into an agreement for a new $230 million Resort Senior Credit Facility, the proceeds of which were used to repay our prior resort senior credit facility and redeem our Senior Subordinated Notes. We also issued junior subordinated notes maturing in 2012 in the amount of $76.7 million in exchange for our Series A Preferred Stock. For further information about our existing indebtedness, including the new debt arrangements we entered into during fiscal 2006, see “Liquidity and Capital Resources — Resort Liquidity” below.

During fiscal 2005 and fiscal 2006, we successfully amended our real estate construction loan facilities. In addition, during fiscal 2006 an auction was held at Steamboat to sell substantially all of the remaining units at The Steamboat Grand Summit Hotel and Condominiums, which resulted in a $23.2 million paydown of our real estate construction loan facilities, and complete repayment of the related principal balances.

During fiscal 2005, we completed the sale of certain of the assets of Mount Snow comprising the Haystack ski resort to Tyringham Ridge, Inc. (Buyer). The purchase price was $5.0 million, subject to certain customary adjustments. The agreement includes a two-year right of first refusal in favor of the Buyer for certain developmental land owned by Mount Snow (but not used in its ski resort operations) known as the Howe Farm. Under the terms of the agreement, Mount Snow will continue to be allowed to withdraw water from sources at the Haystack resort after the closing in amounts which approximate Mount Snow’s historical use from this source. In addition, Mount Snow has a right of first refusal to reacquire the Haystack resort (not including certain developmental real estate assets) for 20 years following the date of closing. Net proceeds to us from the sale of the Haystack resort were used to reduce borrowings under the Resort Senior Credit Facility, including approximately $1.0 million paid to permanently reduce the amount of the First Lien Term Loan.

The following is our discussion and analysis of financial condition and results of operations for fiscal 2006. Please read this information in connection with our consolidated financial statements and related notes contained elsewhere in this report.

Liquidity and Capital Resources

We are a holding company whose only significant assets are the outstanding common stock of our subsidiaries. Our only source of cash to pay our obligations is distributions from our subsidiaries.

Short-term.  Our primary short-term liquidity needs for resort operations include funding seasonal working capital requirements, funding our fiscal 2007 and fiscal 2008 capital improvement programs, and servicing debt and other contractual obligations. Our primary short-term liquidity needs for real estate operations are funding costs relating to marketing and sales of our real estate development projects and servicing debt. Our cash requirements for ski-related and real estate development/sales activities are provided from separate sources.

Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our non-real estate subsidiaries, proceeds from sales of non-operating assets (less any portion required to paydown debt under the Resort Senior Credit Facility), and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of July 30, 2006 was approximately $192.0 million with approximately $35.5 million available for borrowing on that date (not including approximately $1.6 million in undrawn letters of credit issued under the Resort Senior Credit Facility). As of July 30, 2006, we were in compliance with all covenants of the Resort Senior Credit Facility.

Real estate working capital is funded primarily through unit inventory sales and short-term rental of remaining unit inventory. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of July 30, 2006, the carrying value of the total assets that collateralized the Construction Loan Facility was $24.2 million. Additionally, as of July 30, 2006, the Company had paid off both the Senior Construction Loan, including deferred loan fees of $750,000, and the Subordinated Construction Loan. The only amount remaining outstanding was $4.2 million of accrued deferred interest which comes due in November 2007. As of July 30, 2006, we were in compliance with all covenants of the Construction Loan Facility, as amended. See “Real Estate Liquidity — Construction Loan Facility” below.

Resort Liquidity.  We entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a $230.0 million Resort Senior Credit Facility consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to refinance our prior resort senior credit facility and redeem our Senior Subordinated Notes as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

•	Revolving Facility — $40.0 million, including letter of credit (L/C) availability of up to $6.0 million. The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

•	First Lien Term Loan — $85.0 million borrowed on the funding date of November 24, 2004.

•	Second Lien Term Loan — $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (the “First Lien Credit Agreement”), mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.89% based on the LIBOR rate for the First Lien Term Loan as of July 30, 2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (the “Second Lien Credit Agreement”), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0% (13.28% as of July 30, 2006 based on the LIBOR rate), payable quarterly, and principal is due upon maturity.

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

On May 16, 2005, the Company entered into a 6-month LIBOR contract at 3.49% for a notional loan amount of $188.2 million, which expired on November 15, 2005. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, we paid 4.16% and received the

6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.

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

In addition, as part of the refinancing, we entered into an Exchange Agreement with the holder of our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2006, $8.7 million of interest was added to the principal outstanding. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our stockholders, subject to certain limited exceptions.

As part of the refinancing, the indenture for our 11.3025% junior subordinated notes (Junior Subordinated Notes) was amended to extend the maturity to May 2012.

As of September 30, 2006, we had $18.0 million, $82.5 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of September 30, 2006, we had $1.6 million in outstanding L/Cs with $20.4 million available for additional borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs for our resort operations through the end of fiscal 2007.

We are required to bring the Revolving Credit Facility to a zero balance (excluding outstanding letters of credit) on April 1 of each year, and we met this requirement on April 1, 2006. We were in compliance with all other financial covenants of the Resort Senior Credit Facility through the end of fiscal 2006.

We have $15.3 million of other long-term debt as of July 30, 2006. This is comprised of $7.4 million of capital lease obligations which is secured debt and $7.9 million of notes payable with various lenders of which a portion is secured.

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

Real Estate Liquidity.  To fund working capital and meet the amortization requirements of the Construction Loan Facility, Grand Summit Resort Properties relies on the net proceeds from the sale of real estate developed for sale, mortgage payment received for the Steamboat Grand Hotel parking facility and the lease of the commercial core at Steamboat to the resort company.

Construction Loan Facility:  The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand

Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the “Construction Loan Facility”. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC’s primary hotel development subsidiary.

The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of all units sold at the auction. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility. The Senior Construction Loan is without recourse to ASC and its resort operating subsidiaries other than Grand Summit.

On December 8, 2005, the Company announced that it would be conducting an auction on March 18, 2006 for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. In connection with the auction announcement, on February 14, 2006, Grand Summit entered into a letter agreement with the lenders under the Senior Construction Loan waiving the March 31, 2006 maximum outstanding principal balance requirement and resetting the predetermined per unit principal paydown amount noted above to 85% of all gross proceeds received from this auction. The Senior Construction Loan, as amended, required that the loan be paid off as of June 30, 2006.

The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As a result, the Company paid off the Senior Construction Loan, including deferred loan fees of $750,000. In addition, the Company has paid off the principal balance of the Subordinated Construction Loan.

Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest was due and payable in cash and the other 50%, if no events of default existed under the Subordinated Construction Loan or the Senior Construction Loan, was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate was decreased to 10% per annum, all of which is payable in cash, pursuant to the Eighth Amendment Agreement between Grand Summit and the lenders. The total deferred interest under the Subordinated Construction Loan as of July 30, 2006 was $4.2 million. The deferred interest balance under the Subordinated Construction Loan, as amended, matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral which secured the Senior Construction Loan and is non-recourse to ASC and its subsidiaries other than Grand Summit.

Long-term.  Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts. For fiscal 2006, our annual maintenance capital requirements were $13.2 million. For each of fiscal 2007 and fiscal 2008, we anticipate our on-going capital spending to be approximately $15.5 million each year, as allowed under our Resort Senior Credit Facility and excluding any contractually committed capital expenditures also allowed under our Resort Senior Credit Facility. There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program. Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues, and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases, proceeds from sales of non-operating assets, and our Resort Senior Credit Facility. The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility. The Resort Senior Credit Facility places a maximum level of non-real estate capital expenditures for fiscal 2007 and fiscal 2008 at $15.5 million each year, including assets purchased under capital leases, with the ability to increase this amount if certain conditions are met. During fiscal 2006, and as required under the terms of our Resort Senior Credit Facility, we converted certain types of lease agreements that we historically entered into as operating leases into terms that qualified them to be treated as capital leases. We believe that the capital expenditure limits under the Resort Senior Credit Facility (inclusive of increases resulting from allowances for contractually committed capital expenditures and rollovers from prior fiscal periods) will be sufficient to meet our non-real estate capital improvement needs for fiscal 2007 and fiscal 2008.

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

We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $71.5 million as of July 30, 2006 and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $287.6 million as of July 30, 2006 which mature and are redeemable in July 2007 to the extent that we have legally available funds to effect such redemption. In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities, other than an increase of 2% in the accretion rate of the Series C-1 Preferred Stock and the appointment of additional seats on our Board of Directors.

Contractual Obligations

Our non-cancelable, minimum contractual obligations as of July 30, 2006, including estimated interest, where applicable, were as follows (in thousands):

		Payments Due by Period
		Less Than	1 to 3	3 to 5	After 5
Obligation	Total	1 Year	Years	Years	Years

Resort Senior Credit Facility	$308,437	$28,670	$49,605	$121,104	$109,058
Other Resort long-term debt	12,993	1,007	1,764	3,793	6,429
Capital lease obligations	8,583	4,312	4,271	—	—
Real estate long-term debt (deferred interest)	4,179	—	4,179	—	—
Subordinated notes and debentures	230,274	398	796	1,932	227,148
Mandatorily Redeemable 12% Series C-1 Preferred Stock	80,533	—	80,533	—	—
Mandatorily Redeemable 15% Series C-2 Preferred Stock	333,388	—	333,388	—	—
Operating leases	9,338	1,934	2,188	1,441	3,775
The Canyons infrastructure costs	1,307	1,307	—	—	—
The Canyons golf course obligations	3,323	3,323	—	—	—
The Canyons obligation to build ski lifts	3,206	2,106	1,100	—	—
Steamboat air program contribution obligation	1,050	1,050	—	—	—

Total	$996,611	$44,107	$447,824	$128,270	$346,410

The operations of a substantial portion of our resort activities are dependent upon leased real estate. The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements that expire at various times from the year 2010 through the year 2060. The related lease payments are generally based on a percentage of revenues. Since these obligations are contingent on future revenues, they are not included in the table above. Such contingent rental payments totaled $4.8 million in fiscal 2006. In addition, the Company is subject to additional one-time payments ranging from $1.0 million to $3.0 million upon achievement of incremental annual skier visit levels. These amounts are not included in the table above since it is unknown as to the timing and probability of these payments.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation and impairment charges. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 5 to 30 years for lifts, lift lines, and trails, and 10 to 50 years for land improvements. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists at the end of the lease in which case the assets are being depreciated over their estimated useful lives. Due to the seasonality of our business, we record a full year of depreciation relating to our resort operating assets during the second and third quarters of our fiscal year.

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

Seasonality

Our revenues are highly seasonal in nature. For fiscal 2006, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April. In addition, a significant portion of resort segment revenue and approximately 26% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2006. In addition, our resorts typically experience operating losses and negative cash flows for the period from May to mid-November.

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

Results of Operations

Fiscal Year Ended July 30, 2006 (fiscal 2006)
Versus Fiscal Year Ended July 31, 2005 (fiscal 2005)

Resort Operations:

The components of resort operations for fiscal 2005 and fiscal 2006 are as follows:

			Increase/(Decrease)
	Fiscal 2005	Fiscal 2006	Dollars	Percent
	(In millions, except skier visit and per
	skier visit amounts)

Revenue category:
Lift tickets	$120.8	$123.1	$2.3	1.9%
Food and beverage	39.6	40.3	0.7	1.8%
Retail sales	25.8	24.9	(0.9)	(3.5)%
Lodging and property	39.0	40.8	1.8	4.6%
Skier development	24.3	26.3	2.0	8.2%
Golf, summer activities, and other	17.8	19.0	1.2	6.7%

Total resort revenues	267.3	274.4	7.1	2.7%

Cost of resort operations	172.9	174.4	1.5	0.9%
Marketing, general, and administrative	51.4	53.2	1.8	3.5%
Depreciation and amortization	31.1	30.6	(0.5)	(1.6)%
Loss on disposal of property	—	0.9	0.9	n/a
Write off of financing costs	6.0	—	(6.0)	n/a

Total resort expenses	261.4	259.1	(2.3)	(0.9)%

Income from resort operations	5.9	15.3	9.4	159.3%
Other income (expense):
Interest expense, net	(78.5)	(85.8)	(7.3)	(9.3)%
Gain on sale of resort assets	0.8	0.2	(0.6)	(75.0)%
Increase in fair value of interest rate swap arrangement	0.3	1.8	1.5	500%

Loss before income taxes	$(71.5)	$(68.5)	$3.0	(4.2)%

Total skier visits (000’s)	3,987	3,714	(273)	(6.8)%

Total resort revenue per skier visit	$67.05	$73.87	$6.82	10.2%

During the 2005-06 ski season, skier visits at our eastern resorts decreased approximately 16% from approximately 2,612,000 to 2,196,000, due to the unfavorable weather conditions experienced from late December throughout the remainder of the ski season and to the change in methodology used to estimate skier visits. Beginning in fiscal 2006, the Company revised the methodology used to estimate skier visitation at its eastern resorts. The Company now uses electronic scanning of certain lift ticket products to estimate skier visitation at its eastern resorts and believes this methodology to be a more accurate reflection of skier visitation levels. If fiscal 2006 skier visits were measured under the methodology employed in prior years, the decline in total skier visits for eastern resorts would have been approximately 5%, rather than 16% under the new methodology. Skier visits at our western resorts increased approximately 10% during the 2005-06 ski season from approximately 1,375,000 to approximately 1,518,000, due to better than normal snow conditions experienced at Steamboat for much of the season and continued growth at The Canyons. The Company has used electronic scanning to estimate skier visitation at its western resorts since 1998. Over our entire resort network, total skier visits were down approximately 7% compared to the 2004-05 ski season from 3,987,000 to 3,714,000. If fiscal 2006 skier visits were measured under the methodology employed in prior years, total reported skier visits for the Company as a whole would have been flat with last year.

Resort revenues were approximately $274.4 million as compared to $267.3 million for Fiscal 2005, an increase of $7.1 million, or 2.7%. Strong destination revenues at the Company’s western resorts combined with increased seaon pass sales at its eastern resorts, offset revenue shortfalls attributable to lower skier visitation experienced at the eastern resorts. Comprehensive yield management programs at all resorts helped improve lift ticket revenues, resulting in a 2.6% increase in company-wide day ticket yield. Revenues from food and beverage increased due to specific operational initiatives implemented for both businesses throughout the year. Retail sales decreased due to the decrease in skier visitation and warmer weather experienced at the Company’s eastern resorts, where the majority of this business is generated. Revenues from skier development increased as a result of expanded efforts company-wide to increase pre-sold business. Golf, summer activities, and other increased due to more favorable summer weather.

Our resort segment produced a $68.5 million operating loss in fiscal 2006, compared to a $71.5 million operating loss in fiscal 2005. This $3.0 million decrease in the operating loss resulted primarily from the net effect of the following:

Increases in revenues and decreases in costs:

(i) $7.1 million increase in resort revenues;

(ii) $6.0 million decrease in write off of financing costs as a result of the November 24, 2004 restructuring of our Resort Senior Credit Facility and the redeeming of our Senior Subordinated Notes;

(iii) $0.5 million decrease in depreciation and amortization; and

(iv) $1.5 million increase in fair value of interest rate swap arrangement.

Off set by increases in costs:

(v) $1.5 million increase in cost of resort operations resulting from the increase in cost of operations necessary to generate the increase in revenues, offset by savings resulting from effective management of peak season costs and other cost containment initiatives executed throughout the year;

(vi) $1.8 million increase in marketing, general and administrative costs resulting from increased marketing efforts associated with the eastern season pass program and higher legal costs.

(vii) $7.3 million increase in interest expense due primarily to the rise in both LIBOR and prime rates over recent historical rates, the issuance of the New Junior Subordinated Notes in mid 2005 and compounding of interest and dividends on the Company’s subordinated notes and preferred stock;

(viii) $0.6 million reduction in gain on sale of resort assets; and

(ix) $0.9 million loss on disposal of commercial property in fiscal 2006.

Recent Trends:  As of October 15, 2006, our eastern resort season pass sales for the 2006-07 ski season are pacing slightly behind sales for same period last year, while at our western resorts, season pass sales are pacing well ahead, thus driving company-wide pacing ahead by approximately 2%. Our hotel lodging transient bookings at our eastern resorts for first quarter fiscal 2007 are pacing behind of last year by 10% driving overall lodging pacing for the quarter to be off by 4% in the east. Our hotel lodging bookings for first quarter fiscal 2007 at our western resorts are pacing 15% ahead of last year. As for the upcoming ski season (our 2nd and 3rd quarters for fiscal 2007), hotel lodging bookings are pacing flat to the same period last year led primarily by improved bookings at our western resorts offset slightly by an aggregate decrease in bookings at our eastern resorts.

Real Estate Operations:

The components of real estate operations for Fiscal 2005 and fiscal 2006 are as follows:

			Increase/(Decrease)
	Fiscal 2005	Fiscal 2006	Dollars	Percent
	(In millions)

Total real estate revenues	$9.2	$33.4	$24.2	263.0%

Cost of real estate operations	7.2	27.6	20.4	283.3%
Depreciation and amortization	0.7	0.5	(0.2)	(28.6)%
Impairment loss on sale of commercial property	—	1.5	1.5	n/a

Total real estate expenses	7.9	29.6	21.7	274.7%
Income from real estate operations	1.3	3.8	2.5	192.3%
Other expense:
Interest expense, net	(3.1)	(0.9)	2.2	(71.0)%

Income (loss) from real estate operations before taxes	$(1.8)	$2.9	$4.7	n/a

Real estate revenues increased by $24.2 million in fiscal 2006 compared to fiscal 2005, from $33.4 million to $9.2 million. This increase is primarily a result of a successful sales auction of the remaining fractional-share units held on March 18, 2006 at the Steamboat Grand Hotel and Condominiums. As of the end of fiscal 2006, over 95% of the units at the Steamboat Grand Hotel have been sold.

Our real estate segment generated income before income taxes of $2.9 million in fiscal 2006, compared to a loss before income taxes of $1.8 million in fiscal 2005. This $4.7 million increase results primarily from the net effect of the following:

Increases in revenues and decreases in costs:

(i) $24.2 million increase in revenues, as discussed above;

(ii) $0.2 million decrease in depreciation and amortization; and

(iii) $2.2 million decrease in real estate interest expense due to the paydown of the real estate construction loan from the proceeds of the sales of the remaining units at the Steamboat Grand.

Offset by increases in costs:

(iv) $20.4 million increase in cost of real estate operations due to the increased sales volume; and

(v) $1.5 million impairment loss on sale of commercial property at Steamboat.

Recent Trends:  As of October 15, 2006, all but one 1/8th developer interval unit at the Steamboat Grand had been sold.

Benefit from income taxes.  The benefit from income taxes was $0 in each of fiscal 2005 and fiscal 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Results of Operations

Fiscal Year Ended July 31, 2005 (fiscal 2005)
Versus Fiscal Year Ended July 26, 2004 (fiscal 2004)

Resort Operations:

The components of resort operations for fiscal 2004 and fiscal 2005 are as follows:

			Increase/(Decrease)
	Fiscal 2004	Fiscal 2005	Dollars	Percent
	(In millions, except skier visit and per
	skier visit amounts)

Revenue category:
Lift tickets	$112.6	$120.8	$8.2	7.3%
Food and beverage	35.4	39.6	4.2	11.9%
Retail sales	23.9	25.8	1.9	7.9%
Lodging and property	37.7	39.0	1.3	3.4%
Skier development	22.8	24.3	1.5	6.6%
Golf, summer activities, and other	18.3	17.8	(0.5)	(2.7)%

Total resort revenues	250.7	267.3	16.6	6.6%

Cost of resort operations	167.5	172.9	5.4	3.2%
Marketing, general, and administrative	54.8	51.4	(3.4)	(6.2)%
Merger, restructuring, and asset impairment charges	0.1	—	(0.1)	(100.0)%
Depreciation and amortization	25.6	31.1	5.5	21.5%
Write off of financing costs	—	6.0	6.0	n/a

Total resort expenses	248.0	261.4	13.4	5.4%

Income from resort operations	2.7	5.9	3.2	118.5%
Other income (expense):
Interest expense, net	(70.1)	(78.5)	(8.4)	(12.0)%
Gain on sale of resort assets	—	0.8	0.8	n/a
Increase in fair value of interest rate swap arrangement	—	0.3	0.3	n/a

Loss from resort operations before taxes	$(67.4)	$(71.5)	$(4.1)	(6.1)%

Total Skier Visits (000’s)	3,887	3,987	100	2.6%

Total resort revenue per skier visit	$64.50	$67.05	$2.55	4.0%

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

Our resort segment produced a $71.5 million operating loss in fiscal 2005, compared to a $67.4 million operating loss in fiscal 2004. This $4.1 million increase in the operating loss resulted primarily from the net effect of the following:

Increases in costs:

(i) $10.9 million increase in cost of resort operations and depreciation and amortization. This increase resulted from (a) the increase in cost of operations necessary to generate the increase in revenues, (b) replacing certain operating leases with capital leases and the resulting increased amortization costs, and (c) offset by savings resulting from effective management of day-to-day peak season costs and other cost containment initiatives;

(ii) $6.0 million increase in write off of financing costs as a result of the November 24, 2004 restructuring of our Resort Senior Credit Facility and the redeeming of our Senior Subordinated Notes; and

(iii) $8.4 million increase in interest expense due primarily to increasing the size of our Resort Senior Credit Facility during its restructuring, the increase in both LIBOR and Prime Rates over recent historical rates, and the issuance of the New Junior Subordinated Notes.

Offset by increases in revenues and decreases in costs:

(iv) $16.6 million increase in resort revenues;

(v) $3.4 million net decrease in marketing, general, and administrative expenses due to (a) non-recurrence of certain costs associated with the fiscal 2004 settlement of the Triple Peaks litigation, (b) decrease in marketing expenses, and (c) offset partially by increased expenses associated with compliance with the Sarbanes-Oxley Act;

(vi) $0.1 million decrease in merger, restructuring, and asset impairment charges; and

(vii) $1.1 million increase in other income due to the sale of the Haystack resort and an increase in fair value of the interest rate swap arrangement.

Real Estate Operations:

The components of real estate operations for fiscal 2004 and fiscal 2005 are as follows:

			Increase/(Decrease)
	Fiscal 2004	Fiscal 2005	Dollars	Percent
	(In millions)

Total real estate revenues	$33.4	9.2	$(24.2)	(72.5)%

Cost of real estate operations	24.7	7.2	(17.5)	(70.9)%
Depreciation and amortization	0.9	0.7	(0.2)	(22.2)%

Total real estate expenses	25.6	7.9	(17.7)	(69.1)%

Income from real estate operations	7.8	1.3	(6.5)	(83.3)%
Other income (expense):
Interest expense, net	(17.5)	(3.1)	14.4	(82.3)%
Gain on extinguishment of debt	23.1	—	(23.1)	n/a
Gain on transfer of assets associated with extinguishment of debt	25.5	—	(25.5)	n/a

Loss from real estate operations before taxes	$38.9	$(1.8)	$(40.7)	n/a

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

Our real estate segment generated a loss before income taxes of $1.8 million in fiscal 2005, compared to income before income taxes of $38.9 million in fiscal 2004. This $40.7 million decrease results primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i) $23.1 million decrease in other income due to gain on extinguishment of debt in fiscal 2004 that was not repeated in fiscal 2005;

(ii) $25.5 million decrease in other income due to gain on transfer of assets associated with extinguishment of debt in fiscal 2004 that was not repeated in fiscal 2005; and

(iii) $24.2 million decrease in revenues as explained above.

Offset by increases in revenues and decreases in costs:

(iv) $17.7 million decrease in cost of operations and depreciation and amortization. This resulted primarily from the decrease in revenues and the reduction in real estate sales staff due to the completion of sales of all units at The Canyons in fiscal 2004; and

(v) $14.4 million decrease in real estate interest expense due to the restructuring of our Real Estate Term Facility on May 14, 2004 and the paydown from the proceeds of the sales of all remaining units at The Canyons Grand Summit Hotel in 2004.

The gain on extinguishment of debt of approximately $23.1 million and the gain on transfer of assets associated with extinguishment of debt of approximately $25.5 million during fiscal 2004 were due to the restructuring of the Real Estate Term Facility. (See “Real Estate Term Facility” above.)

Benefit from income taxes.  The benefit from income taxes was $0 in each of fiscal 2004 and fiscal 2005. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future.

Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48), effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is currently reviewing the requirements of FIN No. 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The accounting provisions of SAB No. 108 are effective beginning the first quarter of the Company’s fiscal 2007. Management is currently reviewing the requirements of SAB No. 108 and has not yet determined the impact, if any, on its financial position or results of operations.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

The Company’s financial instruments do not subject it to material market risk exposures, except for risks related to interest rate fluctuations. As of July 30, 2006, we have an interest rate swap agreement in place which swapped variable interest rate borrowings to fixed interest rate borrowings in the notional amount of $95 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, we paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. The agreement is adjusted to fair value at the end of each reporting period. During the year ended July 31, 2005 and July 30, 2006, the Company recognized $314,405 and $1,760,951, respectively, of other income from market value adjustments to this agreement.

As of July 30, 2006 including the impact of the swap agreement, we had $97.6 million, or approximately 30% of our outstanding debt, in floating interest rate long-term debt instruments. Had we fully drawn on our Revolving Credit Facility, approximately 37% of our debt would be in floating interest rate debt instruments. The following sensitivity analysis presents the pro forma impact on fiscal 2006 annual interest expense and cash flows resulting from hypothetical basis point increases in the U.S. prime lending rate (5.17% as of July 30, 2006) on each of our floating interest rate debt instruments (in thousands).

			Balance
			Outstanding	Average
		Interest	as of	Balance	Hypothetical	Hypothetical
Variable Rate Debt	Rate Index and	Rate	July 30,	Outstanding	1% Change in	2% Change in
(principal only)	Margin	Floor	2006	in FY 2006(1)	Rate Index(2)	Rate Index(2)

Resort Senior Credit Facility:
Revolving Credit Facility and First Lien Term Loan	Prime Rate + 3.50% or LIBOR + 4.50%	n/a	$86,980	$93,096	$506	$1,012
Second Lien Term Loan	Prime Rate + 7.00% or LIBOR + 8.00%	n/a	105,000	105,000	525	1,050
Construction Loan Facility	Prime Rate + 3.50%	9.00%	—	9,081	91	182

			$191,980	$207,177	$1,122	$2,244

(1)	Average Balance of Revolving Credit Facility, First Lien Term Loan and the Second Lien Term Loan determined through July 30, 2006 (includes only the new Resort Senior Credit Facility),

(2)	Pro forma impact calculated after giving effect to interest rate swap.

Item 8	Financial Statements and Supplementary Data

Selected Quarter Operating Results

The following table presents certain unaudited quarterly financial information for the eight quarters ended July 30, 2006. In the opinion of our management, this information has been prepared on the same basis as the annual consolidated financial statements (See Item 15 — Exhibits, Financial Statement Schedules) appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. We have adopted Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two Class Method Under FAS No. 128, Earnings Per Share.” The Series C-1 Preferred Stock is a participating security because it may participate in dividends with common stock. Accordingly, net income is allocated to each security based on the ratio of the number of shares if-converted to the total number of shares. In periods when a net loss is incurred, the net loss is not allocated to the Series C-1 Preferred Stock as it does not have a contractual obligation to share in the losses of the Company and the impact of inclusion would be anti-dilutive. Results of operations for any quarters are not necessarily indicative of results that may be achieved for any future period or any full fiscal year (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2006:
Net revenues	$20,116	$112,499	$157,022	$18,173
Income (loss) from operations	(21,631)	10,344	50,458	(20,079)
Net income (loss)	(42,199)	(11,321)	29,413	(41,546)
Net income (loss) available (attributable) to common stockholders	(42,199)	(11,321)	10,693	(41,546)
Basic income (loss) per common share:
Net income (loss) available (attributable) to common stockholders	$(1.33)	$(0.36)	$0.34	$(1.31)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738
Diluted income (loss) per common share:
Net income (loss) available (attributable) to common stockholders	$(1.33)	$(0.36)	$0.34	$(1.31)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738
Fiscal 2005:
Net revenues	$19,546	$106,074	$135,194	$15,663
Income (loss) from operations	(18,267)	5,523	43,837	(23,876)
Net income (loss)	(37,720)	(22,144)	23,835	(37,286)
Net income (loss) available (attributable) to common stockholders	(37,720)	(22,144)	9,325	(37,286)
Basic income (loss) per common share:
Net income (loss) available (attributable) to common stockholders	$(1.19)	$(0.70)	$0.29	$(1.17)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738
Diluted income (loss) per common share:
Net income (loss) available (attributable) to common stockholders	$(1.19)	$(0.70)	$0.29	$(1.17)
Weighted average common shares outstanding	31,738	31,738	31,738	31,738

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

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

(b) Changes in internal controls over financial reporting. No change occurred in the Company’s internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended July 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Pursuant to General Instruction G of Form 10-K, the information contained in Part III of this report (Items 10, 11, 12, 13, and 14) is incorporated by reference from our Definitive Proxy Statement, which is expected to be filed with the Securities and Exchange Commission on or before November 30, 2006.

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

3. Exhibits filed as part of this report:

Exhibit
No.	Description

3.1	Certificate of Incorporation of American Skiing Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the report date of October 22, 1999).
3.2	Certificate of Designation of 12% Series C-1 Convertible Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K for the report date of September 4, 2001).
3.3	Certificate of Designation of 15% Series C-2 Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K for the report date of September 4, 2001).

Exhibit
No.	Description

3.4	Certificate of Designation of Series D Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K for the report date September 4, 2001).
3.5	Amended and Restated Bylaws of the Company Adopted July 10, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K for the report date of September 4, 2001).
3.6	Articles of Merger ASC East, Inc. and ASC West, Inc. into American Skiing Company dated October 5, 1999 with Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).
3.7	Articles of Merger American Skiing Company into ASC Delaware, Inc. dated October 12, 1999 with Agreement and Plan of Merger (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K for the report date of October 6, 1999).
4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the report date of October 22, 1999).
4.2	Indenture relating to 11.3025% Convertible Subordinated Notes Due 2007 dated as of August 31, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date of September 4, 2001).
4.3	Specimen Certificate for Class A Common Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the report date of November 14, 2001).
4.4	Specimen Certificate for Series B Convertible Participating Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the report date of November 14, 2001).
4.5	Specimen Certificates for Series C-1 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K for the report date of November 14, 2001).
4.6	Specimen Certificates for Series C-2 Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K for the report date of November 14, 2001).
4.7	Specimen Certificates for Series D Preferred Stock, $.01 par value, of the Company (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K for the report date of November 14, 2001).
4.8	Indenture, dated as of November 24, 2004, between the Company and Madeline LLC as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 8, 2004).
4.9	Supplemental Indenture, dated as of November 24, 2004, between the Company and Oak Hill Capital Partners, L.P. as trustee (incorporated by reference from exhibit to Form 8-K filed December 1, 2004).
10.1	Loan and Security Agreement among Grand Summit Resort Properties, Inc., Textron Financial Corporation and certain lenders dated as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 25, 1998).
10.2	First Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of April 5, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended April 25, 1999).
10.3	Accession, Loan Sale and Second Amendment Agreement Re: Loan and Security Agreement among Grand Summit Resort Properties, Inc. and Textron Financial Corp. and The Lenders Listed therein dated June 24, 1999 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended July 25, 1999).
10.4	Third Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of January 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the report date November 14, 2002).
10.5	Fourth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of September 15, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the report date November 14, 2002).

Exhibit
No.	Description

10.6	Fifth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 20, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the report date November 14, 2002).
10.7	Sixth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).
10.8	Statement of Intention and Special Additional Financing Agreement dated July 25, 2000 between Grand Summit Resort Properties, Inc. and Textron Financial Corporation (incorporated by reference from the Registrant’s Form 10-K for the fiscal year ended July 30, 2000).
10.9	First Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated August 20, 2001 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the report date November 14, 2002).
10.10	Second Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of August 29, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date October 11, 2002).
10.11	Seventh Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of December 31, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).
10.12	Third Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of December 31, 2003 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended January 25, 2004).
10.13	Eighth Amendment Agreement Re: Loan and Security Agreement Among Grand Summit Resort Properties, Inc., as Borrower and Textron Financial Corporation, as Administrative Agent dated as of June 30, 2005(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date of May 27, 2005).
10.14	Fourth Amendment Agreement to the Statement of Intention and Special Additional Financing Agreement between Grand Summit Resort Properties, Inc. and Textron Financial Corporation dated as of June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for the report date of July 7, 2005).
10.15	Amendment Letter dated as of December 30, 2004 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 4, 2005).
10.16	Waiver Letter dated as of September 30, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the Lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 6, 2005).
10.17	Loan Settlement Agreement dated as of March 31, 2004 among American Skiing Company, Killington Ltd., American Skiing Company Resort Properties, Inc., The Canyons Resort Properties, Inc., Fleet National Bank, Ski Partners LLC, Oak Hill Capital Partners, L.P. and OHSF ASTC, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K for the report date June 9, 2004).
10.18	Agreement Regarding Killington Resort and Certain Nearby Properties dated as of March 31, 2004, among American Skiing Company, American Skiing Company Resort Properties, Inc., Killington Ltd. And SP Land Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date June 9, 2004).

Exhibit
No.	Description

10.19	Schedule to Industry standard 1992 ISDA Master Agreement (the “Agreement”) dated May 23, 2005 with Credit Suisse First Boston International (the “Counterparty”) in connection with the Company’s obligation to mitigate certain floating rate interest risk pursuant to the terms of its existing first lien and second lien credit agreements (the “Credit Agreements”) and entered into an interest rate swap transaction (the “Swap Transaction”) with the Counterparty.
10.20	Registration Rights Agreement dated November 10, 1997 by and between American Skiing Company and ING (U.S.) Capital Corporation (incorporated by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the quarter ended October 26, 1997).
10.21	Preferred Stock Subscription Agreement dated July 9, 1999 between the Registrant and the Purchasers listed on Annex A thereto, including a form of Stockholders Agreement, Voting Agreement and Certificate of Designation relating to the preferred stock to be issued (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 9, 1999).
10.22	Stockholders Agreement dated as of August 6, 1999 among Oak Hill Capital Partners, L.P., and the other entities identified in Annex A attached thereto, Leslie B. Otten and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the report date of October 22, 1999).
10.23	Amendment to Stockholders Agreement dated July 31, 2000 among the Registrant, Oak Hill Capital Partners, L.P. and Leslie B. Otten (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for the report date of July 31, 2000).
10.24	Securities Purchase Agreement dated July 31, 2000 among the Registrant, American Skiing Company Resort Properties, Inc. and Oak Hill Capital Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K for the report date of July 31, 2000).
10.25	Securities Purchase Agreement dated as of July 15, 2001 among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership, and other entities identified in Annex A thereto (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K for the report date of July 16, 2001).
10.26	Amendment No. 1 to Securities Purchase Agreement among American Skiing Company, a Delaware corporation, Oak Hill Capital Partners, L.P., a Delaware limited partnership dated August 22, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for the report date of August 31, 2001).
10.27	Stock Purchase Agreement dated as of August 1, 1997, among Kamori International Corporation, ASC West and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.28	Purchase and Sale Agreement dated as of October 16, 1996, among Sherburne Pass Mountain Properties, LLC, Pico Mountain Sports Center, LLC, Pico Mountain Operating Company, LLC, Harold L. and Edith Herbert, and Pico Ski Area Management Company (incorporated by reference to Exhibit 10.62 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).
10.29	Letter of Agreement dated August 27, 1996, among SKI Ltd and certain stockholders of Sugarloaf Mountain Corporation (incorporated by reference to Exhibit 10.63 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).
10.30	Assignment dated May 30, 1997, between Wolf Mountain Resorts, L.C. and ASC Utah (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 Registration No. 333-33483).
10.31	Indenture dated October 24, 1990, between Killington Ltd. and The Howard Bank, as trustee (representative of indentures with respect to similar indebtedness aggregating approximately $2,995,000 in original principal amount and maturing at various times from 2015 to 2016) (incorporated by reference to Exhibit 10.19 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).
10.32	Lease dated October 15, 1980, among H. Donald Penley, Joseph Penley, Albert Penley and Sunday River Skiway Corporation (incorporated by reference to Exhibit 10.40 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).

Exhibit
No.	Description

10.33	Lease/Option dated October 12, 2003, between John Blake and L.B.O. Holding, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).
10.34	Lease dated November 10, 1960, between the State of Vermont and Sherburne Corporation (predecessor to Killington, Ltd.) (incorporated by reference to Exhibit 10.44 to ASC East’s Registration Statement on Form S-4, Registration No. 333-9763).
10.35	Amended and Restated Lease Agreement between Sugarloaf Mountain Corporation and the Inhabitants of the Town of Carrabassett Valley, Maine, concerning the Sugarloaf Golf Course dated November 16, 2000 (incorporated by reference to Exhibit 10.35 to American Skiing Company’s Registration Statement on Form S-4, filed on January 9, 2001).
10.36	Ground Lease Agreement dated July 3, 1997, between ASC Utah and Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.37	Ground Lease Guaranty dated July 3, 1997, from the Company to Wolf Mountain Resorts, L.C. (incorporated by reference to Exhibit 10.65 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.38	Stock Option Plan (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.39	Form of Non-Qualified Stock Option Agreement (Five-Year Vesting Schedule) (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.40	Form of Non-Qualified Stock Option Agreement (Fully-Vested) (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.41	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1, Registration No. 333-33483).
10.42	Executive Employment Agreement between the Registrant and Foster A. Stewart, Jr. dated as of September 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended January 25, 2004).
10.43	Executive Employment Agreement between the Registrant and Helen E. Wallace dated as of November 7, 2002 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended July 28, 2002).
10.44	Employment Letter between the Registrant and Franklin Carey dated July 21, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the fiscal year ended July 27, 2003).
10.45	The Canyons Resort Village Management Agreement dated as of November 15, 1999 (incorporated by reference to Exhibit 2 to the Company’s Form 10-Q for the quarter ended October 24, 1999).
10.46	Amended and Restated Development Agreement for The Canyons Specially Planned Area Snyderville Basin, Summit County, Utah dated as of November 15, 1999 (incorporated by reference to Exhibit 3 to the Company’s Form 10-Q for the quarter ended October 24, 1999).
10.47	American Skiing Company Phantom Equity Plan dated as of December 1, 2001 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended July 28, 2002).
10.48	Form of Phantom Equity Plan Grant Agreement (Five Year Vesting Schedule) (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended July 28, 2002).
10.49	Form of Phantom Equity Plan Grant Agreement (Four Year Vesting Schedule) (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended July 28, 2002).
10.50	Amended and Restated Limited Liability Company Operating Agreement of SP Land Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).
10.51	Limited Liability Operating Agreement of Cherry Knoll Development, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 25, 2004).

Exhibit
No.	Description

10.52	Full Release and Settlement Agreement dated July 8, 2004 among American Skiing Company, Steamboat Ski & Resort Corporation, Walton Pond Apartments, Inc., American Skiing Company Resort Properties, Inc., Triple Peaks, LLC and Steamboat, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K for the report date July 13, 2004).
10.53	Restatement of Agreement dated August 1, 2001, by and among D.A. Osguthorpe, D.A. Osguthorpe Family Partnership, D. A. Osguthorpe as trustee of The Dr. D.A. Osguthorpe Trust, Stephen A. Osguthorpe and ASC Utah. Utah (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).
10.54	Amended and Restated Lease Agreement Number 419 between The State of Utah, acting through the School and Institutional Trust Lands Administration and ASC Utah, d/b/a The Canyons, dated July 1, 1998. (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).
10.55	Agreement dated August 18, 1997, between Killington, Ltd. and Farm and Wilderness Foundation, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).
10.56	Third Amendment to Ground Lease Agreement dated September 16, 2004 among Wolf Mountain Resorts, L.C. and ASC Utah Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended July 26, 2004).
10.57	First Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 8, 2004).
10.58	Second Lien Credit Agreement, dated as of November 24, 2004, among the Company, certain of its domestic subsidiaries, certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and Credit Suisse First Boston, as syndication agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 8, 2004).
10.59	Exchange Agreement, dated as of October 12, 2004, between the Company and Madeline LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed December 8, 2004).
10.60	Executive Employment Agreement effective as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference to Form 8-K filed March 31, 2005).
10.61	Phantom Equity Award dated as of March 23, 2005 between American Skiing Company and William J. Fair (incorporated by reference to Form 8-K filed March 31, 2005).
10.62	Waiver Agreement dated as of April 28, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed April 29, 2005).
10.63	An industry standard 1992 ISDA Master Agreement (the “Agreement”) with Credit Suisse First Boston International (the “Counterparty”) dated May 23, 2005 entering into an interest rate swap transaction (the “Swap Transaction”) (incorporated by reference from exhibit to Form 8-K filed May 27, 2005).
10.64	Eighth Amendment Agreement (the “Eighth Amendment”) dated June 30, 2005 amending the Loan and Security Agreement (LSA), dated as of September 1, 1998, among Grand Summit, Textron Financial Corporation (“Textron”) (incorporated by reference from exhibit to Form 8-K filed July 7, 2005).
10.65	Waiver Agreement dated as of September 30, 2005 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed October 6, 2005).

Exhibit
No.	Description

10.66	Waiver Agreement dated as of February 14, 2006 to Loan and Security Agreement dated as of September 1, 1998 among Grand Summit Resort Properties, Inc., the lenders named therein, and Textron Financial Corporation as administrative agent (incorporated by reference from exhibit to Form 8-K filed February 24, 2006).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company

By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated this 30th day of October, 2006.

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
William J. Fair, Director

Independent Auditors’ Report

The Board of Directors and Stockholders of
American Skiing Company:

We have audited the accompanying consolidated balance sheets of American Skiing Company and subsidiaries as of July 31, 2005 and July 30, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended July 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Skiing Company and subsidiaries as of July 31, 2005 and July 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 30, 2006, in conformity with U.S. generally accepted accounting principles.

// KPMG LLP//

Salt Lake City, Utah
October 20, 2006

American Skiing Company and Subsidiaries

Consolidated Balance Sheets

	July 31, 2005	July 30, 2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$6,216	$6,269
Restricted cash	2,557	2,679
Accounts receivable, net of allowance for doubtful accounts of $579 and $357, respectively, including related party amounts (see Note 13)	5,627	6,273
Inventory	3,576	4,115
Prepaid expenses and other	3,829	2,885
Deferred income taxes	7,536	3,923

Total current assets	29,341	26,144
Property and equipment, net	348,619	330,231
Real estate developed for sale	22,304	2,191
Intangible assets, net	6,307	6,249
Deferred financing costs, net	6,472	5,361
Other assets, including related party amounts (see Note 13)	9,891	12,488

Total assets	$422,934	$382,664

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$31,223	$9,286
Accounts payable and other current liabilities
Accounts payable, including related party amounts (see Note 13)	9,936	10,274
Accrued interest	8,992	9,135
Other current liabilities	24,291	22,746
Deposits and deferred revenue	22,139	25,144

Total current liabilities	96,581	76,585
Long-term debt, net of current portion	209,519	198,021
Subordinated notes and debentures	102,813	113,685
Other long-term liabilities	10,635	12,259
Deferred income taxes	7,536	3,923
Mandatorily Redeemable 8 1/2% Series B Preferred Stock; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	—	—
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $63,574 and $71,530, respectively)	63,203	71,320
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $248,339 and $287,624, respectively)	246,924	286,801
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	—	—

Total liabilities and mandatorily redeemable preferred stock	737,211	762,594

Stockholders’ deficit
Common stock, Class A, par value of $0.01 per share; 15,000,000 shares authorized; 14,760,530 shares issued and outstanding	148	148
Common stock, par value of $0.01 per share; 100,000,000 shares authorized; 16,977,653 shares issued and outstanding	170	170
Additional paid-in capital	302,285	302,285
Accumulated deficit	(616,880)	(682,533)

Total stockholders’ deficit	(314,277)	(379,930)

Total liabilities, mandatorily redeemable preferred stock, and stockholders’ deficit	$422,934	$382,664

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	July 25,	July 31,	July 30,
	2004	2005	2006
	(In thousands, except per share amounts)

Net revenues:
Resort	$250,706	$267,314	$274,369
Real estate	33,405	9,163	33,441

Total net revenues	284,111	276,477	307,810

Operating expenses:
Resort	167,518	172,855	174,426
Real estate	24,661	7,185	27,559
Marketing, general, and administrative	54,801	51,439	53,167
Restructuring charges, net	137	—	—
Depreciation and amortization	26,477	31,798	31,116
Impairment loss on commercial property sold	—	—	1,533
Loss on disposal of commercial property	—	—	917
Write off of financing costs	—	5,983	—

Total operating expenses	273,594	269,260	288,718

Income from operations	10,517	7,217	19,092
Interest expense, net	(87,603)	(81,668)	(86,675)
Gain on sale of resort assets	—	822	169
Increase in fair value of interest rate swap agreement	—	314	1,761
Gain on extinguishment of debt	23,091	—	—
Gain on transfer of assets associated with extinguishment of debt	25,493	—	—

Loss before benefit for income taxes	(28,502)	(73,315)	(65,653)
Benefit for income taxes	—	—	—

Net loss attributable to common stockholders	$(28,502)	$(73,315)	$(65,653)

Basic and diluted net loss attributable to common stockholders	$(0.90)	$(2.31)	$(2.07)

Weighted average common shares outstanding	31,738	31,738	31,738

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Class A				Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share amounts)

Balance as of July 27, 2003	14,760,530	$148	16,977,653	$170	$277,450	$(515,063)	$(237,295)
Exchange of debt for capital contribution	—	—	—	—	24,835	—	24,835
Net loss	—	—	—	—	—	(28,502)	(28,502)

Balance as of July 25, 2004	14,760,530	148	16,977,653	170	302,285	(543,565)	(240,962)
Net loss	—	—	—	—	—	(73,315)	(73,315)

Balance as of July 31, 2005	14,760,530	148	16,977,653	$170	302,285	(616,880)	(314,277)
Net loss	—	—	—	—	—	(65,653)	(65,653)

Balance as of July 30, 2006	14,760,530	$148	16,977,653	$170	$302,285	$(682,533)	$(379,930)

See accompanying notes to consolidated financial statements.

American Skiing Company and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	July 25,	July 31,	July 30,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(28,502)	$(73,315)	$(65,653)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,477	31,798	31,116
Non-cash interest and amortization of deferred financing costs	46,182	46,491	49,105
Non-cash increase in fair value of interest rate swap agreement	—	(314)	(1,761)
Amortization of discount on convertible debt	837	161	—
Non-cash interest on junior subordinated notes	1,724	8,453	10,872
Non-cash compensation expense	156	523	273
Write-off of financing costs	—	5,983	—
(Gain) loss from sale or impairment of assets, net	(1,147)	(1,172)	2,572
Gain on extinguishment of debt	(23,091)	—	—
Gain on transfer of assets associated with extinguishment of debt	(25,493)	—	—
Decrease (increase) in assets:
Restricted cash	(4,376)	5,046	(122)
Accounts receivable, net	234	1	(646)
Inventory	25	52	(539)
Prepaid expenses and other	194	(98)	944
Real estate developed for sale	18,950	2,378	20,113
Other assets	(831)	126	(1,100)
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	6,735	(321)	(1,377)
Deposits and deferred revenue	3,301	8,995	3,005
Other long-term liabilities	785	(229)	1,351

Net cash provided by operating activities	22,160	34,558	48,153

Cash flows from investing activities
Capital expenditures	(9,573)	(17,953)	(13,159)
Proceeds from sale of assets	2,214	6,013	3,131

Net cash used in investing activities	(7,359)	(11,940)	(10,028)

Cash flows from financing activities
Proceeds from borrowings under previous Resort Senior Credit Facility	68,465	22,659	—
Repayment of principal under previous Resort Senior Credit Facility	(67,203)	(101,701)	—
Proceeds from borrowings under current Resort Senior Credit Facility	—	262,794	55,006
Repayment of principal under current Resort Senior Credit Facility	—	(60,035)	(65,785)
Proceeds from issuance of long-term debt	—	2,550	—
Repayment of principal on long-term debt	(4,915)	(10,844)	(4,871)
Repayment of Subordinate debt	—	(121,875)	—
Proceeds from issuance of real estate debt	6,159	—	—
Repayment of principal on real estate debt	(19,166)	(6,911)	(22,422)
Payment of deferred financing costs	—	(7,306)	—
Payment for costs of extinguishment of debt	(470)	—	—

Net cash used in financing activities	(17,130)	(20,669)	(38,072)

Net (decrease) increase in cash and cash equivalents	(2,329)	1,949	53
Cash and cash equivalents, beginning of year	6,596	4,267	6,216

Cash and cash equivalents, end of year	$4,267	$6,216	$6,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,268	$22,522	$25,198
Cash refunded for income taxes, net	(113)	—	—
Supplemental schedule of non-cash investing and financing activities:
Exchange of debt for capital contribution	24,835	—	—
Acquisition of equipment under capital leases	—	12,655	4,636
Conversion of Series A Preferred Stock to New Junior Subordinated Notes	—	76,673	—
Addition of interest to principal outstanding on New Junior Subordinated Notes	—	911	8,728

See accompanying notes to consolidated financial statements.

American Skiing Company

Notes to Consolidated Financial Statements

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

1.  Basis of Presentation

American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company reports its results of operations in two business segments, resort operations and real estate operations (see Note 12). The Company has historically conducted its resort operations through a series of its wholly owned subsidiaries which operated the following ski resorts during fiscal 2004, fiscal 2005, and fiscal 2006: Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado. The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties’ subsidiaries, including Grand Summit and The Canyons Resort Properties, Inc.

Business Conditions

For fiscal 2004, fiscal 2005, and fiscal 2006, the Company generated revenues of $284.1 million, $276.5 million, and $307.8 million, respectively, incurred net losses attributable to common stockholders of $28.5 million, $73.3 million, and $65.7 million, respectively, and generated cash flows provided by operating activities of $22.2 million, $34.6 million, and $48.2 million, respectively. As of July 30, 2006, the Company had an accumulated deficit of $682.5 million and had negative working capital of $50.4 million.

Seasonality

The Company’s revenues are highly seasonal in nature. In fiscal 2006, the Company realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April. In addition, a significant portion of resort segment revenue and approximately 26% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2006. The Company’s resorts typically experience operating losses and negative cash flows for the period from May to mid-November.

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

Strategic Plan

Over the past three years, the Company has undertaken a strategic plan designed to mitigate the effects of these negative business conditions and improve the Company’s financial condition, liquidity, and results of operations. This plan includes the following key components:

•	Comprehensive financial restructuring package, including amendments to its resort and real estate construction credit facilities and redeemable preferred stock, additional capital infusions, and the refinancing of its Resort Senior Credit Facility and its Senior Subordinated Notes along with its Real Estate Term Facility to improve financial flexibility,

•	Aggressive efforts to sell the remaining quartershare units in the Grand Summit Hotels at The Canyons and Steamboat to generate funds to pay down its Real Estate Constuction Loan Facilities,

•	Reorganization, staff reduction, and performance enhancement programs designed to achieve operational cost savings and improve financial performance,

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

•	Strategic redeployment of management and capital resources to emphasize the integration and growth of resort village development and operations,

•	Significant focus of capital and resources to improving each resort’s functional business lines’ revenues opportunities and operational cost performance in order to drive financial performance,

•	Improvement of the financial performance of Killington Ski Resort through continued enhancements both in the physical appearance and guest service experience of the resort,

•	Implementation of the All for One all eastern season pass program designed to lock in skier visitation through increase in season pass sales, increase related net resort operating revenues, increase market share in the east and to hedge against poor weather conditions in the east during the ski season, and

•	Reorganization of marketing and sales functions, strengthen sales staff capabilities, increase marketing dollar spend into in-market needs to achieve broader marketing and sales coverage in our designated markets.

•	Drive to broaden the company’s network of well-known partnership sponsors throughout the organization in order to create new national co-op campaigns and resort specific events to increase market share and customer wallet penetration.

•	Increase emphasis on resort master planning at all of our resorts along with site and land use planning in order to better define the vision of each resort and drive maximum utilization value for all real estate holdings.

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

During fiscal 2005, the Company completed the sale of certain assets comprising the Haystack ski resort (previously operated as part of the Mount Snow ski resort) to Tyringham Ridge, Inc. (Buyer). The selling price was $5.0 million, subject to certain customary adjustments. The agreement includes a two-year right of first refusal in favor of the Buyer for certain developmental land owned by Mount Snow (but not used in its ski resort operations) known as the Howe Farm. Under the terms of the agreement, Mount Snow will continue to be allowed to withdraw water from sources at the Haystack ski resort after the closing in amounts which

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

approximate Mount Snow’s historical use from this source. In addition, Mount Snow has a right of first refusal to reacquire the Haystack ski resort (not including certain developmental real estate assets) for 20 years following the date of closing. Net proceeds to the Company from the sale of the Haystack ski resort were used to reduce borrowings under the Resort Senior Credit Facility, including approximately $1.0 million paid to permanently reduce the amount of the First Lien Term Loan (see Note 5). Under the terms of the Resort Senior Credit Facility, 50% of the proceeds from the sale of resort assets in excess of $4.0 million during any fiscal year must be used to permanently repay the First Lien Term Loan.

During fiscal 2005, the Company requested and received principal pay down waivers from its lenders regarding its real estate construction loan (See Note 6). During fiscal 2006, the Company requested and received principal pay down waivers from its lenders regarding its real estate construction loan (See Note 6). Additionally, the Company held an auction to sell substantially all of the remaining units at the Steamboat Grand Summit Hotel and Condominiums, which resulted in the payoff of all remaining borrowings under the real estate construction loan facilities, excluding the deferred interest of $4.2 million which remains due on the Subordinated Construction loan and is due November 2007.

The Company has mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $71.5 million as of July 30, 2006 and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $287.6 million as of July 30, 2006 which mature and are redeemable in July 2007 to the extent that we have legally available funds to effect such redemption. In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities, other than an increase of 2% in the accretion rate of the Series C-1 Preferred Stock and the appointment of additional seats on our Board of Directors.

As of July 30, 2006, the Company is in compliance with all debt covenants and other terms of its debt instruments. Although there can be no assurance, management believes the Company has adequate liquidity and borrowing capacity to finance its operations through at least the end of fiscal 2007.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52-week or 53-week period ending on the last Sunday of July. July 25, 2004 (fiscal 2004) consisted of 52 weeks, July 31, 2005 (fiscal 2005) consisted of 53 weeks, and July 30, 2006 (fiscal 2006) consisted of 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.9 million and $0.7 million as of July 31, 2005 and July 30, 2006, respectively.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation, amortization, and impairment charges. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 5 to 30 years for lifts, lift lines, and trails, and 10 to 50 years for land improvements. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists or title transfers to the Company at the end of the lease, in which case, the assets are amortized over their estimated useful lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation and amortization relating to its resort operating assets during the second and third quarters of the Company’s fiscal year.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

As of July 31, 2005 and July 30, 2006, acquired intangible assets (other than goodwill) relate entirely to the resort segment and consist of the following (in thousands):

	July 31,	July 30,
	2005	2006

Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(404)	(462)

	1,449	1,391
Indefinite-lived Intangible Assets:
Trade names	170	170
Water rights	4,688	4,688

Intangible Assets, net	$6,307	$6,249

Amortization expense for definite-lived intangible assets was approximately $58,000 for each of fiscal 2004, fiscal 2005, and fiscal 2006. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Deferred Financing Costs

Costs incurred in connection with the issuance of debt are included in deferred financing costs, net of accumulated amortization. Amortization is calculated on a straight-line basis over the respective original lives of the applicable issues. Amortization calculated on a straight-line basis is not materially different from amortization that would have resulted from using the effective interest method. As of July 31, 2005 and July 30, 2006, deferred financing costs were $6.5 million and $5.4 million, respectively, net of accumulated amortization of $0.9 million and $1.9 million, respectively. Amortization expense related to deferred financing costs is included in interest expense and totaled $2.6 million, $1.5 million, and $1.1 million for fiscal 2004, fiscal 2005, and fiscal 2006, respectively. In connection with the early extinguishments of debt in fiscal 2005, the Company wrote-off unamortized deferred financing costs of approximately $3.3 million. These amounts are reflected in the accompanying fiscal 2005 consolidated statement of operations, along with $1.9 million of early redemption premium and $0.8 million of unamortized discount associated with extinguishment of Senior Subordinated Notes, as a write off of financing costs totaling $6.0 million.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

Interest

Interest is expensed as incurred except when it is capitalized in connection with significant capital additions and real estate developed for sale. The amounts of interest capitalized are determined by applying actual interest rates to the borrowings required to finance the construction. During fiscal 2004, fiscal 2005, and fiscal 2006, the Company incurred total interest costs of $41.9 million, $35.0 million, and $37.6 million, respectively.

Employee Savings Plan

The Company has a 401(k) plan that allows non-highly compensated employees, as defined, to defer up to 100% of their income up to a maximum annual deferral of $15,000 if they are under 50 years old or $20,000 if they are 50 years or older as prescribed by the Internal Revenue Service. This plan also provides for the matching of participant contributions at the Company’s discretion. For highly-compensated employees, as defined, the plan allows employees to defer up to 5% of their income. The Company’s matching contributions to the 401(k) plan for fiscal 2004, fiscal 2005, and fiscal 2006 were approximately $340,000, $285,000, and $221,000, respectively.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. As of July 31, 2005 and July 30, 2006, advertising costs of approximately $0.1 million each year, were recorded in prepaid expenses in the accompanying consolidated balance sheets. Advertising expense for fiscal 2004, fiscal 2005, and fiscal 2006 was approximately $10.1 million, $11.6 million, and $11.1 million, respectively.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

For fiscal 2004, fiscal 2005, and fiscal 2006, basic and diluted net loss per common share are as follows:

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
	(In thousands, except per share amounts)

Net loss attributable to common stockholders	$(28,502)	$(73,315)	$(65,653)

Shares
Total weighted average common shares outstanding (basic And diluted)	31,738	31,738	31,738

Basic and diluted loss per common share
Net loss attributable to common stockholders	$(0.90)	$(2.31)	$(2.07)

The Company had outstanding 76,626 shares of convertible preferred stock as of July 25, 2004 and 40,000 shares at July 31, 2005 and July 30, 2006, respectively. These shares are convertible into shares of the Company’s common stock (see Note 8). If converted at their liquidation preferences as of July 25, 2004, July 31, 2005, and July 30, 2006, these convertible preferred shares would convert into 49,425,186, 50,858,787, and 57,223,726 shares of common stock, respectively. However, the common stock shares into which these securities are convertible have not been included in the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive. The Company also had 3,811,187 options outstanding to purchase shares of its common stock under the Company’s stock option plan as of July 25, 2004, July 31, 2005 and July 30, 2006. These shares are also excluded from the Diluted EPS calculation as the impact of their inclusion would be anti-dilutive.

Stock Compensation

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), to provide for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees of the Company, and other key persons (eligible for non-qualified stock options only) as designated by the Compensation Committee. The Compensation Committee, which is appointed by the Board of Directors, is responsible for the Plan’s administration. The Compensation Committee determines the term of each option, option exercise price, number of shares for which each option is granted, and the rate at which each option is exercisable. Options granted under the Plan generally expire ten years from the date of grant and vest either immediately or over a five-year term. Incentive stock options may not have an exercise price less than the fair value of the common stock at the date of grant. Non-qualified stock options are granted at an exercise price as determined by the Compensation Committee. Compensation expense is recorded for options granted at an exercise price less than fair value as determined on the date of the grant. The Plan has no restricted stock component. There have been no options granted since July 2001.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

The status of the Company’s stock option plan is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Outstanding as of July 27, 2003	3,821,187	$4.25	6.23	$—
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	3.00

Outstanding as of July 25, 2004	3,811,187	4.26	5.23	—
Granted	—	—
Exercised	—	—
Forfeited	—	4.26

Outstanding as of July 31, 2005	3,811,187	4.26	4.23	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of July 30, 2006	3,811,187	$4.26	3.23	$—

During fiscal 1998, the Company granted non-qualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant. Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of the option of $16.00 per share. Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees would incur upon exercise. The liability for this fixed tax bonus has been reduced to reflect $5.3 million in tax bonus payments made through July 31, 2005 in connection with options exercised. The remaining $0.5 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying consolidated balance sheet as of July 30, 2006. The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were fully vested as of July 30, 2003. For fiscal 2004, fiscal 2005, and fiscal 2006, the Company did not recognize stock compensation expense relating to these options.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about the stock options outstanding under the Plan as of July 30, 2006:

		Weighted			Exercisable
		Average	Outstanding		Weighted
		Remaining	Weighted Average		Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(In years)

$ 0.72	25,000	4.90	$0.72	25,000	$0.72
1.75 - 2.50	1,420,337	3.60	2.11	1,420,337	2.11
3.00 - 4.00	1,439,250	3.62	3.18	1,439,250	3.18
7.00 - 8.75	735,750	2.23	7.19	735,750	7.19
14.19 - 18.00	190,850	1.24	17.55	190,850	17.55

	3,811,187	3.23	4.26	3,811,187	4.26

Prior to July 31, 2005, as permitted under SFAS No. 123, the Company accounted for its stock option plans following the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation had been reflected in net loss for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that point in time.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share Based Payment.” This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB Opinion No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized during fiscal 2006 includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for prior periods have not been restated. The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 52-week period ended July 30, 2006 was less than $1,000 of reported compensation expense.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the periods presented as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to August 1, 2005 (in thousands, except per share amounts):

Fiscal Years Ended	Fiscal 2004	Fiscal 2005

Net loss attributable to common stockholders
As reported	$(28,502)	$(73,315)
Stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(330)	(129)

Pro forma	$(28,832)	$(73,444)

Basic and diluted net loss per common share
As reported	$(0.90)	$(2.31)
Pro forma	(0.91)	(2.31)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For fiscal 2004, fiscal 2005, and fiscal 2006, there were no options granted under the Plan.

Fair Value of Financial Instruments

The recorded amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of amounts outstanding under the Company’s resort and real estate senior credit facilities and certain other debt instruments approximate their recorded values in all material respects, as determined by discounting future cash flows at current market interest rates as of July 30, 2006. The fair value of the Company’s subordinated notes have been estimated using quoted market values. The fair value of the Company’s other subordinated debentures have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings. The fair values of the Company’s preferred stock issuances have not been determined as such stock is not traded in the open market and a market price is not readily available.

The estimated fair values of the Convertible Subordinated Notes, New Junior Subordinated Notes, and other subordinated debentures as of July 31, 2005 and July 30, 2006 are presented below (in thousands):

	July 31, 2005		July 30, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

11.3025% Convertible Subordinated Notes	$19,021	$17,496	$21,165	$19,715
New Junior Subordinated Notes	77,584	75,079	86,312	83,989
Other subordinated debentures	6,208	5,534	6,208	5,147

Derivative Financial Instruments

All derivatives are recognized on the consolidated balance sheets at their fair values. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Facility. The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the consolidated statement of operations. During the years ended July 31, 2005 and July 30, 2006, the Company recognized $314,405 and $1,760,951, respectively, of other non-cash income from market value adjustments to this agreement.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carryforwards, utilizing enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of any future change in income tax rates is recognized in the period that includes the enactment date.

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

Reclassifications

Certain amounts in the prior years’ consolidated financial statements and related notes have been reclassified to conform to the fiscal 2006 presentation.

Accounting for Variable Interest Entities

In December 2003, the FASB issued a revision to FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46R). FIN No. 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN No. 46R requires the consolidation of these entities, known as variable interest entities, by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Under these guidelines, the Company adopted FIN No. 46R during fiscal 2004.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

FIN No. 46R and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation (see Note 6).

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate into a joint venture entity called Cherry Knoll Associates, LLC (“Cherry Knoll”). Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll. In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million. In accordance with FIN No. 46R, Cherry Knoll is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation (see Note 6).

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million. In accordance with FIN No. 46R, the Company consolidates SS Associates as it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) with cash and long-term debt of $2.5 million. The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company’s remaining subsidiaries are obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.5 million (owned in part by certain members of mid-level management at the Company’s Killington resort) is included in other long-term liabilities in the accompanying consolidated balance sheet as of July 30, 2006.

Recently Issued Accounting Standards

In June 2005, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48), effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is currently reviewing the requirements of FIN No. 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The accounting provisions of SAB No. 108 are effective beginning the first quarter of the Company’s fiscal 2007. Management is currently reviewing the requirements of SAB No. 108 and has not yet determined the impact, if any, on its financial position or results of operations.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

3.	Property and Equipment

Property and equipment consists of the following (in thousands):

	July 31,	July 30,
	2005	2006

Buildings and grounds	$191,298	$187,363
Machinery and equipment	135,760	137,615
Lifts and lift lines	126,806	127,154
Trails	25,201	25,219
Land improvements	10,144	10,213

	489,209	487,564
Less: accumulated depreciation and amortization	(218,044)	(238,006)

	271,165	249,558
Land	74,485	74,255
Construction-in-progress	2,969	6,418

Property and equipment, net	$348,619	$330,231

Property and equipment includes approximately $11.1 million and $13.6 million of machinery, equipment, and lifts held under capital lease obligations as of July 31, 2005 and July 30, 2006, respectively. As of July 31, 2005 and July 30, 2006, related accumulated amortization on property and equipment held under capital lease obligations was approximately $3.6 million and $6.2 million, respectively. Total depreciation and amortization expense relating to property and equipment was $26.2 million, $31.0 million, and $31.0 million for fiscal 2004, fiscal 2005, and fiscal 2006, respectively.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

4.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 31,	July 30,
	2005	2006

Resort Senior Credit Facility (see Note 5)	$202,759	$191,980
Real estate construction loan facility with a face value of $110,000 (see Note 6)	11,822	—
Real estate construction loan facility with a face value of $10,600 to provide liquidity for the hotel development subsidiary and for completion of the Steamboat Grand Hotel (see Note 6)	10,600	—
Real estate mortgage note payable with a face value of $1.9 million secured by an employee housing complex at the Company’s Steamboat resort. The note is on a 5-year amortization schedule maturing in March 2010 and principal and interest (6.25% as of July 30, 2006) are payable monthly	1,831	1,754
Real estate mortgage note payable with a face value of $2.5 million secured by commercial property at Killington. The note is on a 10-year amortization schedule maturing in October 2009 and principal and interest (6.5% as of July 30, 2006) are payable monthly	2,404	2,209
Note payable bearing interest at 9% per annum, which is payable monthly beginning January 1998 for a 15-year term and is secured by a building at Killington. The principal is due in full in December 2012	2,250	2,250
Note payable with interest payable monthly beginning January 1998 for a 30-year term. The interest rate is 7.00% per annum for the first 10 years, 8.44% per annum for the second 10 years and 10.55% per annum for the final 10 years. The principal is due in full in December 2027. The note is secured by land at Killington	1,600	1,600
Obligations under capital leases (see Note 15)	7,342	7,390
Other notes payable	134	124

	240,742	207,307
Less: current portion	(31,223)	(9,286)

Long-term debt, net of current portion	$209,519	$198,021

As of July 30, 2006, the Company had letters of credit outstanding under the Resort Senior Credit Facility totaling approximately $1.6 million.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Long-term debt, capital leases and subordinated notes and debentures (see Note 5, 6 and 7) mature as follows (in thousands):

	Long-Term		Total
	Debt and Capital	Subordinated	Debt and
	Leases	Notes and Debentures	Capital Leases

2007	$10,029	$—	$10,029
2008	4,361	—	4,361
2009	2,255	—	2,255
2010	3,875	1,292	5,167
2011	850	—	850
2012 and thereafter	187,130	112,393	299,523
Interest related to capital lease obligations (rates ranging from 5.0% to 12.2%)	(1,193)	—	(1,193)

	207,307	113,685	320,992
Less current portion	(9,286)	—	(9,286)

Long-term debt and subordinated notes and debentures, net of current portion	$198,021	$113,685	$311,706

5.	Resort Senior Credit Facility

The Company entered into agreements dated November 24, 2004 with Credit Suisse First Boston (CSFB), GE Capital, and other lenders whereby the lenders have provided a $230.0 million senior secured loan facility (Resort Senior Credit Facility) consisting of a revolving credit facility and two term loan facilities. The proceeds of the Resort Senior Credit Facility were used to repay in full the previously existing resort senior credit facility and redeem the Company’s $120.0 million senior subordinated notes (Senior Subordinated Notes), as well as to pay fees and expenses related to the transaction. The Resort Senior Credit Facility consists of the following:

•	Revolving Facility — $40.0 million, including letter of credit (L/C) availability of up to $6.0 million. The amount of availability under this facility is correspondingly reduced by the amount of each L/C issued.

•	First Lien Term Loan — $85.0 million borrowed on the funding date of November 24, 2004.

•	Second Lien Term Loan — $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively the “First Lien Credit Agreement”), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.89% based on the LIBOR rate for the First Lien Term Loan as of July 30, 2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (the “Second Lien Credit Agreement”), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (13.28% as of July 30, 2006 based on the LIBOR rate), and principal is due upon maturity.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company’s capital expenditures, requiring the Company to maintain a minimum ratio of appraised asset value to debt, and requiring the Company to have a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year. The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments. Some of these events of default allow for grace periods or are qualified by materiality concepts. The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company’s ability to pay cash dividends on or redeem its common and preferred stock. Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into a interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded as interest expense (income) at each reporting period. During the years ended July 31, 2005 and July 30, 2006, the Company recognized $314,000 and $1,761,000, respectively, of interest income from market value adjustments to this agreement.

As of July 30, 2006, the Company had $4.5 million, $82.5 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of July 30, 2006, the Company had $1.6 million in outstanding L/Cs with $33.9 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility through July 30, 2006.

In connection with the refinancing of the previously existing resort senior credit facility and the Senior Subordinated Notes in November 2004, the Company expensed its remaining deferred financing costs associated with these facilities in the amount of $3.3 million. These amounts are reflected in the accompanying fiscal 2005 consolidated statement of operations, along with $1.9 million of early redemption premium and $0.8 million of unamortized discount associated with extinguishment of Senior Subordinated Notes, as a write-off of financing costs totaling $6.0 million. The Company also recorded $7.3 million of deferred financing costs in connection with the Resort Senior Credit Facility.

6.	Real Estate Construction Loan Facility and Term Facility

Construction Loan Facility

The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the “Construction Loan Facility”. The Construction Loan Facility is without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, ASC’s primary hotel development subsidiary.

The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of all units sold at the auction. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility. The Senior Construction Loan is without recourse to ASC and its resort operating subsidiaries other than Grand Summit.

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

The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As of July 30, 2006, sales of $23.3 million had been closed. As a result, the Company paid off the Senior Construction Loan, including deferred loan fees of $750,000. In addition, the Company has paid off the principal balance of the Subordinated Construction Loan. Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Only 50% of the amount of this interest was due and payable in cash and the other 50%, if no events of default existed under the Subordinated Construction Loan or the Senior Construction Loan, was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate was decreased to 10% per annum, all of which is payable in cash, pursuant to the Eighth Amendment Agreement between Grand Summit and the lenders. The total deferred interest under the Subordinated Construction Loan as of July 30, 2006 was $4.2 million. The Subordinated Construction Loan, as amended, deferred interest balance matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral which secured the Senior Construction Loan and is non-recourse to ASC and its resort operating subsidiaries other than Grand Summit.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

As part of the restructuring of the Real Estate Term Facility, Killington also contributed all of its interest in approximately 256 acres of developmental real estate with a carrying value of approximately $0.9 million into a joint venture entity called Cherry Knoll. Each of SP Land and Killington own 50% of the membership interests in Cherry Knoll. In addition, Killington maintains a preferential distribution interest in Cherry Knoll of $1.5 million. In accordance with FIN No. 46R, the Company accounts for Cherry Knoll on the equity method as it does not meet the requirements as a variable interest entity that requires consolidation.

Immediately following the restructuring of the Real Estate Term Facility, Resort Properties became a co-borrower under the Resort Senior Credit Facility and pledged its remaining assets as collateral security thereunder.

7.	Subordinated Notes and Debentures

12% Senior Subordinated Notes

As of July 25, 2004, the Company had $120.0 million of Senior Subordinated Notes outstanding. In connection with the refinancing of the Resort Senior Credit Facility as described in Note 5, the Company repurchased or redeemed all Senior Subordinated Notes. For the early redemption, $1.9 million in premium was paid to holders. Unamortized discount of $0.8 million along with the $1.9 million in premium are included within the write off of financing costs contained in the fiscal 2005 consolidated statement of operations.

11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes, which are convertible into shares of the Company’s Series D Participating Preferred Stock (Series D Preferred Stock). These Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the refinancing of the Resort Senior Credit Facility to extend the maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

July 31, 2005 and July 30, 2006, the outstanding balance on the Junior Subordinated Notes was approximately $19.0 million and $21.2 million, respectively, including compounded interest.

New Junior Subordinated Notes

In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company’s Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2006, $8.7 million of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business. None of the Company’s subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company’s assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its stockholders subject to certain limited exceptions. The outstanding balance on the New Junior Subordinated Notes was $86.3 million and $77.6 million as of July 30, 2006 and July 31, 2005, respectively. Accrued interest on the New Junior Subordinated Notes was $6.9 million and $5.6 million, respectively.

Other Subordinated Debentures

Other subordinated debentures owed by the Company to institutions and individuals as of July 30, 2006 are unsecured and are due as follows (in thousands):

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

Series C-1 and C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company’s option, dividends can either be paid in cash or in additional shares of preferred stock. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable in July 2007 to the extent that there are legally available funds to effect such redemption. As of July 30, 2006, cumulative dividends in arrears totaled approximately $31.5 million and $148.1 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of July 30, 2006, common stock and Class A common stock issued in the future, rank pari passu with each other and the Series B Preferred Stock, and rank senior to the non-voting Series D Participating Preferred Stock. The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the Common Stock of the Company on an as-if-converted basis.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of $0.01 par value, non-voting Series D Participating Preferred Stock (Series D Preferred Stock). As of July 30, 2006, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the stockholders.

9.	Capital Stock

The Company has two classes of common stock outstanding, Class A common stock and common stock. The rights and preferences of holders of Class A common stock and common stock are substantially identical, except that, while any Class A common stock is outstanding, holders of Class A common stock will elect a class of directors that constitutes two-thirds of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock) and holders of common stock will elect a class of directors that constitutes one-third of the Board of Directors (other than directors elected by holders of the Company’s various classes of preferred stock). Each share of Class A common stock is convertible into one share of common stock (i) at the option of the holder at any time, (ii) automatically upon transfer to any person that is not an affiliate of Leslie B. Otten (Mr. Otten) the holder of 100% of the 14,760,530 shares of

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Class A common stock, and (iii) automatically if, at any time, the number of shares of Class A common stock outstanding represents less than 20% of outstanding shares of common stock and Class A common stock.

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

As of July 30, 2006, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

stock necessary for each of them to maintain individually the same level of beneficial ownership of common stock of the Company on a fully diluted basis as it owned immediately prior to the issuance. This anti-dilution provision is subject to customary exceptions.

11.	Income Taxes

There was no provision or benefit for income taxes recorded in the Consolidated Statements of Operations for fiscal 2004, fiscal 2005, or fiscal 2006. Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS No. 109, the benefit associated with future deductible temporary differences and net operating loss or income tax credit carryforwards is recognized if it is more likely than not that a benefit will be realized. The Company recorded no deferred tax (expense) benefit because there was no change in the net deferred tax asset or liability balance.

Deferred tax (liabilities) assets are comprised of the following as of July 31, 2005 and July 30, 2006 (in thousands):

	July 31,	July 31,
	2005	2006

Property and equipment basis differential	$(42,402)	$(39,068)
Other	(11,034)	(4,348)

Gross deferred tax liabilities	(53,436)	(43,416)

Tax loss and credit carryforwards	123,967	124,824
Capitalized costs	3,857	419
Deferred revenue and contracts	6,883	6,765
Stock compensation charge	869	968
Reserves and accruals	10,954	6,948
Tax goodwill	13,651	11,666
Impaired assets	31,093	22,501

Gross deferred tax assets	191,274	174,091

Valuation allowance	(137,838)	(130,675)

Net deferred tax (liability) asset	$—	$—

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of deferred tax (liabilities) assets and valuation allowance is comprised of the following as of July 31, 2005 and July 30, 2006 (in thousands):

	July 31, 2005			July 30, 2006
	Gross		Net	Gross		Net
	Deferred Tax		Deferred Tax	Deferred Tax		Deferred Tax
	(Liability)	Valuation	(Liability)	(Liability)	Valuation	(Liability)
	Asset	Allowance	Asset	Asset	Allowance	Asset

Net current deferred tax asset	$23,590	$(16,054)	$7,536	$15,729	$(11,806)	$3,923

Net long term deferred tax (liability) asset:
Long term asset	167,684	(121,784)	45,900	158,362	(118,869)	39,493
Long term liability	(53,436)	—	(53,436)	(43,416)	—	(43,416)

Total valuation allowance		(137,838)			(130,675)
Net long term deferred tax liability			$(7,536)			$(3,923)

Net deferred tax (liability) asset			$—			$—

The (provision) benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate of 35% to income (loss) before (provision) benefit for income taxes as a result of the following differences (in thousands):

	Fiscal	Fiscal	Fiscal
	2004	2005	2006

Income tax provision (benefit) at the statutory
U.S. tax rate	$(10,028)	$(25,660)	$(22,977)
Increase (decrease) in rate resulting from:
State income taxes, net	(413)	(2,193)	(233)
Change in valuation allowance	(11,912)	7,793	(7,163)
Accretion of discount and dividends on Mandatorily Redeemable Preferred Stock included as interest expense	15,092	18,475	21,065
Non-deductible items	1,450	231	271
Other	5,811	1,354	9,037

Income tax benefit at the effective tax rate	$—	$—	$—

As of July 30, 2006, the Company has federal net operating loss carryforwards of approximately $289.3 million which expire in varying amounts though fiscal 2026, and approximately $2.0 million in general business credit carryforwards which expire in varying amounts through fiscal 2026. The utilization of some of these losses and carryforwards will be limited pursuant to Internal Revenue Code Section 382 as a result of ownership changes. State net operating loss carryforwards total approximately $318.2 million and expire in varying amounts and at varying times through fiscal 2026. Subsequent ownership changes, if any, could cause there to be additional limitations on existing net operating loss and credit carryforwards.

Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain carryforwards and other tax attributes generating the net deferred tax asset. Therefore, a valuation allowance of approximately $137.8 million and $130.7 million has been established to reduce the deferred tax assets to their net realizable value as of July 31, 2005 and July 30, 2006, respectively.

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

12.	Business Segment Information

The Company has classified its operations into two business segments: resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business, which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities, and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s real estate revenues are derived from the sale and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Data by segment is as follows (in thousands):

	2004	2005	2006

Net revenues:
Resorts	$250,706	$267,314	$274,369
Real estate	33,405	9,163	33,441

	$284,111	$276,477	$307,810

Income (loss) before income taxes:
Resorts	$(67,470)	$(71,504)	$(68,550)
Real estate	38,968	(1,811)	2,897

	$(28,502)	$(73,315)	$(65,653)

Depreciation and amortization:
Resorts	$25,609	$31,138	$30,576
Real estate	868	660	540

	$26,477	$31,798	$31,116

Interest expense, net:(2)
Resorts	$70,111	$78,225	$84,002
Real estate	17,492	3,129	912

	$87,603	$81,354	$84,914

Restructuring, and asset impairment charges, gain on extinguishment of debt, and gain on transfer of assets associated with extinguishment of debt:
Resorts	$137	$(822)	$748
Real estate	(48,584)	—	1,533

	$(48,447)	$(822)	$2,281

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

	2004	2005	2006

Capital expenditures:
Resorts(1)	$9,573	$17,953	$13,159
Real estate	—	—	—

	$9,573	$17,953	$13,159

Identifiable assets:
Resorts		$363,394	$347,493
Real estate		50,385	29,687

		$413,779	$377,180

(1)	During fiscal 2005, and as required under the terms of our Resort Senior Credit Facility, we converted certain types of lease agreements that we historically entered into as operating leases into terms that qualified them to be treated as capital leases. These converted capital leases totaled $12.7 million and are not within the $18.0 million noted above for fiscal year 2005.

(2)	During fiscal 2005, the Company entered into an interest rate swap agreement which has a fixed cash-pay rate for a portion of the Resort Senior Credit Facility (see Note 5). Changes in the fair value of the interest rate swap agreement are recorded as interest expense (income) at each reporting period. During the years ended July 31, 2005 and July 30, 2006, the Company recognized $314,405 and $1,760,951, respectively, of interest income from market value adjustments to this agreement. This amount is reported separately in the Consolidated Statements of Operations but is included above in the Resorts interest expense, net amount.

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows:

	2004	2005	2006

Capital expenditures:
Resort capital expenditures	$9,573	$17,953	$13,159
Real estate capital expenditures	—	—	—

	$9,573	$17,953	$13,159

Assets:
Identifiable assets for segments		$413,779	$377,180
Intangible and deferred income tax assets not allocated to segments		9,155	5,484

Total consolidated assets		$422,934	$382,664

13.	Related Party Transactions

On November 24, 2004, the Company entered into a new Resort Senior Credit Facility. The new facility totals $230.0 million, and consists of a revolving credit facility and term loan facilities. The proceeds of the facilities were used to refinance the Company’s existing resort senior credit facility and the Company’s senior subordinated notes as well as to pay fees and expenses related to the transaction. Oak Hill Securities Fund, LP has loaned $40.0 million in principal amount under the new facility. The amounts loaned by Oak Hill Securities Fund, LP were made on the same terms as those offered to other lenders under the facility, except that Oak Hill Securities Fund, LP received from the arrangers of the new facility the consideration paid to such arrangers by the Company with respect to loan amounts made by Oak Hill Securities Fund, LP. With respect to $20.0 million of the new facility which was furnished by Oak Hill Securities Fund, LP under the revolving portion of the new

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

facility, such portion receives a commitment fee equal to the margin payable to term loan lenders under the new facility in lieu of the commitment fee otherwise payable to revolving loan lenders.

In conjunction with the Resort Senior Credit Facility and the issuance of the New Junior Subordinated Notes, Oak Hill and the Company entered into a supplemental indenture to the indenture governing its 11.3025% notes due 2007. The supplemental indenture extended the maturity of the notes to May 2012. Also, in conjunction with the Resort Senior Credit Facility, Oak Hill confirmed to the lenders under the new facility that Oak Hill’s remedies in the event of the Company’s failure to redeem the Series C-1 Preferred Stock or Series C-2 Preferred Stock on their respective mandatory redemption dates will be limited to an increase in accretion rate and the right to elect additional members to the Company’s Board of Directors.

The Company owns commercial space in all eight of its Grand Summit hotels, as well as other commercial condominium units within the base village complexes at several of its resorts. These commercial interests typically comprise between 10% and 25% of the ownership and voting interests of their respective condominium associations, for which the Company also provides association management services. Included in accounts receivable as of July 31, 2005 and July 30, 2006 were $2.2 million and $2.1 million, respectively, of amounts due from these associations under such management arrangements. Included in other assets as of July 31, 2005 and July 30, 2006 were $0.4 and $0.3 million (net of allowances of $0.3 and $0.3 million), respectively, of amounts due from these associations. Included in accounts payable as of July 31, 2005 and July 30, 2006 were $0.7 million and $0.4 million of amounts due to these associations for association fees.

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates). The non-ASC owned interest in SS Associates is owned in part by certain members of mid-level management at the Company’s Killington resort. SS Associates leases the building to the Company for $0.5 million per year.

In 1999, The Resort Village Management Association (“RVMA”), a Utah non-profit corporation, was formed for the purpose of operating, managing and developing The Canyons Specially Planned Area (“SPA”) in Park City, Utah. Membership consists of two classes: the sole Class A member is the Company, which may elect four members to the Board of Trustees; Class B members include all of the other land owners within the SPA and may elect three members to the Board of Trustees. The RVMA does not have outstanding stock. Members of the RVMA have no voting rights other than the right to elect the members of the Board of Trustees (see Note 15).

Mr. Wachter is a member of the Company’s Board of Directors. Additionally, he is the founder and Chief Executive Officer of Main Street Advisors. During fiscal 2004, the Company recorded an expense for an obligation to Main Street Advisors of $0.4 million in connection with services relating to certain settlement negotiations involving the Steamboat resort (see Note 15). In July, 2006, the Company engaged Main Street Advisors as one of its investment advisors with respect to the potential sale of the Steamboat resort.

Mr. Otten is a member of the Company’s Board of Directors. In September, 2006, the Company, through one of its subsidiaries, entered into a property exchange agreement with Mr. Otten with respect to certain real estate holdings at the Sunday River ski resort. Under the terms of the exchange agreement, the subsidiary will transfer to Mr. Otten two parcels of undeveloped real property in exchange for a smaller parcel of real property surrounding the subsidiary’s snowmaking ponds and approximately $0.6 million in cash. Closing on the property exchange is expected to take place in the second quarter of the Company’s 2007 fiscal year.

14.	Phantom Equity Plan

ASC has established the American Skiing Company Phantom Equity Plan (“LTIP”). Certain of ASC’s Executive Officers participate in this plan. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event or, in certain cases, upon termination of employment. The amount of any award is based ultimately on the Equity Value, as defined by the LTIP, obtained through a

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Valuation Event. A Valuation Event is any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control, as defined by the LTIP. The LTIP was ratified by the Company’s Board of Directors on March 6, 2003. Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event. During fiscal 2004, fiscal 2005, and fiscal 2006, the Company recorded expenses relating to the LTIP of approximately $0.1 million, $0.5 million, and $0.3 million, respectively, which are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. At July 31, 2005 and July 30, 2006, the total liability for the LTIP is $1.2 million and $1.5 million, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

15.	Commitments and Contingencies

The Company leases certain land and facilities used in the operations of its resorts under several operating lease arrangements. These lease arrangements expire at various times from the year 2010 through the year 2060. Lease payments are generally based on a percentage of revenues. Total rent expense under these operating leases as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2004, fiscal 2005, and fiscal 2006 was $4.3 million, $4.6 million, and $4.8 million, respectively.

Significant portions of the land underlying certain of the Company’s ski resorts are leased or subleased by the Company or used pursuant to renewable permits or licenses. A substantial portion of the land constituting skiable terrain at Attitash, Mount Snow, and Steamboat is located on federal land that is used under the terms of the permits with the United States Forest Service (the Forest Service). Generally, under the terms of such permits, the Forest Service has the right to review and comment on the location, design, and construction of improvements in the permit area and on many operational matters. The Company has the right to renew these leases and under some circumstances if the leases are not renewed, the Company must re-vegetate and remediate the land back to its original state within a reasonable amount of time. The permits can be terminated or modified by the Forest Service to serve the public interest. The Company does not anticipate any limitations, modifications, or non-renewals which would adversely affect the Company’s operations.

Killington leases certain land from the State of Vermont. The lease is subject to a buy-out option retained by the State of Vermont, as landlord. At the conclusion of each ten-year term, or extended term, the State of Vermont has the option to buy out the lease for an amount equal to Killington’s adjusted capital outlay plus 10% of the gross receipts from the operation for the preceding three years. Adjusted capital outlay means total capital expenditures extending back to the date of origin of the lease depreciated at 1% per annum, except that non-operable assets depreciate at 2% per annum. This buy-out option will next become exercisable in the year 2010. Although the Company has not had confirmation from State of Vermont officials, it has no reason to believe that the State of Vermont intends to exercise the buy-out option at that time.

Killington leases certain land from SP Land (see Note 6) that it uses as a parking lot. The lease is terminable in whole or in part upon 12 months notice. Upon termination, while Killington is not contractually obligated under the lease to do so, it expects to replace any parking spaces on the terminated portion of the lease with new parking spaces and to construct new transportation facilities supporting the resort on different parcels of land owned by Killington. Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort. The estimated costs for these infrastructure improvements are $1.5 million and $0.8 million, respectively.

Sunday River leases approximately 1,500 acres, constituting a substantial portion of its skiable terrain, under a 50-year lease terminating on October 14, 2030. The lease renews automatically thereafter on a year-to-year basis unless terminated by either the lessor or lessee. This lease was amended on January 23,

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the purchase of The Canyons, the Company entered into an operating lease arrangement with the seller for the lease of certain land to be used in the operation of the resort and for future real estate development. The arrangement provides for an initial lease term of 50 years, with the option to extend for three additional 50-year periods for a fee of $1.0 million for each extension period. Lease payments are based on a percentage of gross skiing and lodging revenues. The arrangement also provides for additional one-time payments ranging from $250,000 to $3.0 million upon achievement of annual skier visit level increases in 100,000 visit increments up to 1,000,000. Total rent expense under this arrangement, as recorded in resort operating expenses in the accompanying consolidated statements of operations for fiscal 2004, fiscal 2005, and fiscal 2006 was $1.3 million, $1.5 million, and $1.6 million, respectively. In addition, the Company has the option to purchase parcels of land covered under the operating lease for real estate development.

The ski development rights for approximately 3,000 acres of skiable terrain that the Company has targeted for development at The Canyons are contained in a development agreement with Iron Mountain Associates, LLC, which agreement includes a lease of all skiable terrain for a term ending September 13, 2094. The Company executed an amendment to this lease which provided that these ski development rights be acquired by April 2003. In fiscal 2003, the Company paid approximately $5.0 million for the acquisition of these development rights. In connection with the agreement, the Company will also be required to build two lifts over the next three years effective fiscal 2006, which will be owned by the Company, for an estimated total cost of approximately $4.7 million, of which $1.5 million has been incurred as of July 30, 2006.

The Company entered into an agreement with a third-party land owner at The Canyons resort for an exchange of development properties which will include an obligation of the Company to complete certain road and utility infrastructure on the Company’s property adjacent to the third-party land owner’s property. The estimated cost of the portion of this infrastructure for which the Company is responsible is $0.9 million, of which $0.3 million has been incurred as of July 30, 2006. In addition, the Company is required to provide culinary water rights to the third-party owner, which rights the Company owns but for which there is no carrying value in the accompanying consolidated balance sheets due to their impairment.

The Company’s development activities at The Canyons in Utah are governed by permits issued pursuant to a Development Agreement with local authorities. The Development Agreement requires the Company to achieve certain performance benchmarks in order to remain in compliance with the Development Agreement and obtain additional permits. The Company has not achieved certain of these performance benchmarks within the time frames required under the Development Agreement, and the local authorities have advised management that these failures potentially constitute defaults under the Development Agreement. In particular, the Development Agreement requires that the Company ensured completion of a golf course at The Canyons by November 2002. This golf course has not yet been completed, and the local authorities have advised the Company that this failure potentially constitutes a default under the Development Agreement. Management is working with the local authorities to address this failure and reassess the appropriate timing for compliance with this performance benchmark. Pursuant to a contractual undertaking with an unrelated third party at The Canyons, Resort Properties is obligated to fund up to $3.0 million in construction costs or other capital support for the golf course. Part or all of this obligation may be satisfied by various capital improvements which would benefit the resort as well as the golf course. The Company has been in discussions with Summit County, unrelated third-party land owners who will also have obligations to transfer land into this project and certain lenders to finance the remainder of the project. As of July 30, 2006, it is not practical to determine if

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

there will be any negative impact to the Company’s financial position or results of operations as a result of not completing construction of the golf course and no liability with respect to this matter has been included in the accompanying consolidated financial statements.

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

ASC Utah owns and operates The Canyons resort. ASC Utah leases approximately 2,100 acres, including most of the base area and a substantial portion of the skiable terrain at The Canyons resort, under a lease (the “Ground Lease”) from Wolf Mountain Resorts, LC (“Wolf”). The initial term of the Ground Lease is 50 years expiring July 2047, with an option to extend for three additional terms of 50 years each. The Ground Lease provides an option to purchase those portions of the leased property that are intended for residential or commercial development, subject to certain reconveyance rights. Included in the premises covered by the Ground Lease is all of Wolf’s interest in certain real property owned by the Osguthorpe family (the “Osguthorpe Agreement”), through which ASC Utah operates additional ski terrain.

At various points following its acquisition of The Canyons, ASC Utah entered into direct agreements with the Osguthorpe family amending or modifying the Osguthorpe Agreement. On March 31, 2006, Wolf issued to ASC Utah a written notice of default (the “Default Notice”) relating to the Osguthorpe Agreement. Specifically, Wolf alleged in the Default Notice that ASC Utah breached its obligations under the Ground Lease to obtain Wolf’s prior written consent to any modification to the Osguthorpe Agreement. In its Default Notice, Wolf demanded that ASC Utah “disavow any claims as a tenant arising from or through the

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

Osguthorpe Agreement property and reinstate and transfer to Landlord [Wolf] all of its rights to the leased property the [sic] comprising Osguthorpe Agreement.”

Under the terms of the Ground Lease, ASC Utah had sixty (60) days, or until May 30, 2006, to cure the default alleged in the Default Notice (subject to further extension under certain enumerated circumstances). Wolf agreed in writing to extend this cure period to June 16, 2006. As cure for the allegations in the Default Notice, on June 7, 2006, ASC Utah executed and delivered to Wolf an Assignment, Acknowledgement and Ratification, dated June 5, 2006 (the “Assignment”) assigning all of its right title and interest in and to the amendments to the Osguthorpe Agreement to Wolf. In addition, ASC Utah delivered to Wolf a consent to assignment executed by the applicable Osguthorpe parties.

On June 14, 2006, ASC Utah initiated a declaratory judgment action in the District Court for the Third District in Summit County, Utah. The action seeks a declaration that the steps taken by ASC Utah in response to the Default Notice are sufficient to cure any alleged default under the Ground Lease, and in the interim seeks a temporary restraining order preventing Wolf from declaring the Ground Lease terminated or from exercising any other rights it may have on account of the alleged defaults raised in the Default Notice until the Court decides this declaratory judgment action.

On June 30, 2006, at the request of ASC Utah and following an evidentiary hearing conducted on June 28, 2006, the District Court entered a preliminary injunction (the “Preliminary Injunction”) prohibiting Wolf from issuing a notice of termination under the Ground Lease with respect to the matters set forth in the Default Notice, or otherwise terminating the Ground Lease for such matters until a trial on the merits of ASC Utah’s claim could be heard. As a condition to the Preliminary Injunction, ASC Utah was required to post a bond in the amount of $250,000. ASC Utah posted cash collateral in lieu of such bond on July 5, 2006.

Following the issuance of the Preliminary Injunction, ASC Utah filed an amended complaint against Wolf which included claims for declaratory relief, breach of contract, and tort. In response, Wolf filed a motion to dismiss ASC Utah’s complaint for failure to state a claim upon which relief could be granted.

Subsequent to the Court’s issuance of the Preliminay Injunction, Wolf sent two additional notices of default to ASC Utah alleging that ASC Utah had wrongfully pledged its interest in the Ground Lease to secure the Resort Senior Credit Facility (the “Subsequent Default Letters”). ASC Utah filed a motion for temporary restraining order asking the District Court to prevent Wolf from terminating the Ground Lease for the grounds set forth in the Subsequent Default Letters.

On October 12, 2006, the District Court ruled on ASC Utah’s request for a temporary restraining order with respect to the Subsequent Default Letters and on Wolf’s motion to dismiss. The District Court denied Wolf’s motion to dismiss in its entirety. The District Court granted ASC Utah’s request for a temporary restraining order and amended the Preliminary Injunction to prohibit Wolf from terminating the Ground Lease for any reason unless and until the District Court finds that ASC Utah has breached the Ground Lease and that Wolf is entitled to terminate the Ground Lease as a result of that breach.

The Company strongly believes that it is in full compliance with the terms of the Ground Lease. There can be no assurance, however, that the District Court will agree that ASC Utah is in compliance. In the event that the District Court finds that the actions taken by ASC Utah constitute a default which has not been cured, and if ASC Utah is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal and or speculative) and/or termination of the Ground Lease. Termination of the Ground Lease would significantly reduce the value of ASC Utah’s operation at The Canyons, and would materially curtail, if not completely eliminate, ASC Utah’s ability to obtain recurring revenues from those assets. In the event of termination of the Ground Lease, Wolf may have certain rights to repurchase for fair market value assets of ASC Utah which are used in conjunction with its operation of The Canyons. Wolf’s right to terminate the Ground Lease is subject to certain rights of cure and

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

foreclosure in favor of ASC Utah’s lenders. In the event of a timely cure by one or more of those lenders, such lenders are entitled to step into the shoes of ASC Utah as a tenant under the Ground Lease.

Termination of the Ground Lease by Wolf would likely cause a default under the Company’s Resort Senior Credit Facility. In the event of such a default, the Company would engage in discussions with the lenders under those facilities in an effort to satisfactorily address the default. There can be no assurance that such discussions would be successful, and if they were not successful the Company could be forced to refinance such obligations on materially worse terms than those presently available.

In addition to the leases described above, the Company is committed under several operating and capital leases for various facilities, machinery, and equipment. Rent expense under all operating leases was $11.2 million, $7.1 million, and $8.4 million (inclusive of $4.3 million, $4.6 million, and $4.8 million of contingent rental payments) for fiscal 2004, fiscal 2005, and fiscal 2006, respectively. In fiscal year 2005, the Company converted several equipment leases from operating leases to capital leases.

Future minimum lease payments for lease obligations, exclusive of contingent skier visit payments (discussed above), as of July 30, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2007	$4,312	$1,934
2008	3,199	1,318
2009	1,072	870
2010	—	767
2011	—	674
2012 and thereafter	—	3,775

Total payments	8,583	$9,338

Less interest (rates ranging from 5.0% to 12.2%)	(1,193)

Present value of net minimum payments	7,390
Less current portion	(3,568)

Long-term obligations	$3,822

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

The Company enters into certain programs with various airlines that provide airline service to an airport near its Steamboat resort. Payments on these programs to the airlines are contingent upon number of seats used during the ski season. As these payments are contingent upon the actual flights flown and usage of such flights, the Company has no recorded liability in the accompanying consolidated balance sheets for this obligation. The Company recorded an expense relating to these programs of $1.0 million, $1.0 million, and

American Skiing Company

Notes to Consolidated Financial Statements — (Continued)

$0.1 million for fiscal 2004, fiscal 2005, and fiscal 2006, respectively. As of each fiscal year end, all obligations for flights contracted during that fiscal year had been paid.

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

The Company has issued approximately $1.6 million of letters of credit under the Resort Senior Credit Facility as of July 30, 2006. The Company has also issued a letter of credit for $0.3 million related to certain workers compensation obligations outside of the Resort Senior Credit Facility. This $0.3 million letter of credit is secured by certain cash deposits of one of the Company’s wholly owned subsidiaries.

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

In July 2006, the Company announced that it had initiated a strategic review of business options for its Steamboat ski resort, including the potential sale of the resort. The Company has retained investment advisors to assist in marketing Steamboat for a possible sale, and is in talks with a small group of potential purchasers. There is currently no contractual agreement between the Company and any potential purchaser, and the terms of a possible sale and likelihood of completion of a sale are unknown.