Form 10-Q
period 2006-10-29
AMERICAN SKIING CO /ME
filed 2006-12-08
CIK 1043432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 for the quarterly period ended October 29, 2006
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the transition period from____________ to ____________.

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

As of December 1, 2006, 31,738,183 shares of common stock were issued and outstanding; of which 14,760,530 shares were Class A common stock.

                                Table of Contents

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations and Changes in
            Accumulated Deficit for the 13 weeks ended October 30, 2005 and
            October 29, 2006 (unaudited).......................................3

         Condensed Consolidated Balance Sheets as of July 30, 2006 and
            October 29, 2006 (unaudited).......................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
            October 30, 2005 and October 29, 2006 (unaudited)..................6

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

         General..............................................................18

         Liquidity and Capital Resources......................................19

         Results of Operations................................................24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........26

Item 4.  Controls and Procedures..............................................26


Part II - Other Information



Item 6.  Exhibits.............................................................27

Part I - Financial Information

                           Item 1 Financial Statements

   Condensed Consolidated Statements of Operations and Changes in Accumulated
                                     Deficit
                    (In thousands, except per share amounts)

                                                    13 weeks ended
                                   ---------------------------------------------
                                        October 30, 2005        October 29, 2006
                                          (unaudited)             (unaudited)
                                   ---------------------   ---------------------
Net revenues:
         Resort                    $             17,147    $             17,702
         Real estate                              2,969                   4,822
                                   ---------------------   ---------------------
           Total net revenues                    20,116                  22,524
                                   ---------------------   ---------------------

Operating expenses:
         Resort                                  23,963                  25,151
         Real estate                              1,942                   4,338
         Marketing, general and
           administrative                        11,568                  12,478
         Depreciation and
           amortization                           2,910                   2,714
         Impairment loss on
           property sold                          1,533                      --
                                   ---------------------   ---------------------
           Total operating expenses              41,916                  44,681
                                   ---------------------   ---------------------

Loss from operations                            (21,800)                (22,157)
Interest expense                                (21,244)                (23,111)
Interest income                                     151                     146
Gain on sale of property                            169                      --
Interest rate swap agreement                        525                    (197)
                                   ---------------------   ---------------------
Net loss                           $            (42,199)   $            (45,319)
                                   =====================   =====================

Accumulated deficit, beginning of
  period                           $           (616,880)   $           (682,533)

Net loss                                        (42,199)                (45,319)
                                   ---------------------   ---------------------

Accumulated deficit, end of period $           (659,079)   $           (727,852)
                                   =====================   =====================


Basic and diluted net loss per
  common share                     $              (1.33)   $              (1.43)
                                   =====================   =====================

Basic and diluted weighted average
  common shares outstanding                      31,738                  31,738
                                   =====================   =====================



     See accompanying Notes to Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                        July 30, 2006           October 29, 2006
                                         (unaudited)              (unaudited)
                                   --------------------    ---------------------
Assets
Current assets
    Cash and cash equivalents      $             6,269     $              7,813
    Restricted cash                              2,679                    2,452
    Accounts receivable, net                     6,273                    6,042
    Inventory                                    4,115                    8,034
    Prepaid expenses and other                   2,885                    5,383
    Deferred income taxes                        3,923                    3,923
                                   --------------------    ---------------------
       Total current assets                     26,144                   33,647

Property and equipment, net                    330,231                  333,528
Real estate developed for sale                   2,191                    1,992
Intangible assets, net                           6,249                    6,235
Deferred financing costs, net                    5,361                    5,084
Other assets                                    12,488                   17,409
                                   --------------------    ---------------------
            Total assets           $           382,664     $            397,895
                                   ====================    =====================


                            (continued on next page)
















     See accompanying Notes to Condensed Consolidated Financial Statements

               (In thousands, except share and per share amounts)

                                        July 30, 2006           October 29, 2006
                                         (unaudited)              (unaudited)
                                  ---------------------    ---------------------
Liabilities and Stockholders'
  Deficit
Current liabilities
    Current portion of long-term
      debt                        $              9,286     $             21,957
    Accounts payable and other
      current liabilities                       42,155                   47,308
    Deposits and deferred revenue               25,144                   51,644
                                  ---------------------    ---------------------
        Total current liabilities               76,585                  120,909

Long-term debt, net of current
  portion                                      198,021                  197,846
Subordinated notes and debentures              113,685                  114,261
Other long-term liabilities                     12,259                   14,959
Deferred income taxes                            3,923                    3,923
Mandatorily Redeemable 8 1/2%
  Series B Convertible
  Participating Preferred Stock,
  par value of $0.01 per share;
  150,000 shares authorized,
  issued, and outstanding
  (redemption value of $0)                          --                        --
Mandatorily Redeemable Convertible
  Participating 12% Series C-1
  Preferred Stock, par value of
  $0.01 per share; 40,000 shares
  authorized, issued, and
  outstanding, including
  cumulative dividends
  (redemption value of $71,530
  and $73,670, respectively)                    71,320                   73,507
Mandatorily Redeemable 15%
  Nonvoting Series C-2 Preferred
  Stock, par value of $0.01 per
  share; 139,453 shares authorized,
  issued, and outstanding,
  including cumulative dividends
  (redemption value of $287,624
  and $298,381, respectively)                  286,801                  297,739
Mandatorily Redeemable Nonvoting
  Series D Participating Preferred
  Stock, par value of $0.01 per
  share; 5,000 shares authorized;
  no shares issued or outstanding                   --                        --
                                  ---------------------    ---------------------
        Total liabilities                      762,594                  823,144
                                  ---------------------    ---------------------


Stockholders' deficit
  Common stock, Class A, par value
    of $0.01 per share; 15,000,000
    shares authorized; 14,760,530
    shares issued and outstanding                  148                      148
  Common stock, par value of $0.01
    per share; 100,000,000 shares
    authorized; 16,977,653 shares
    issued and outstanding                         170                      170
  Additional paid-in capital                   302,285                  302,285
  Accumulated deficit                         (682,533)                (727,852)
                                  ---------------------    ---------------------
        Total stockholders'
          deficit                             (379,930)                (425,249)
                                  ---------------------    ---------------------
              Total liabilities
                and stockholders'
                deficit           $            382,664     $            397,895
                                  =====================    =====================



     See accompanying Notes to Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                      13 weeks ended
                                         ---------------------------------------
                                           October 30, 2005     October 29, 2006
                                             (unaudited)          (unaudited)
                                         ------------------   ------------------
Cash flows from operating activities
Net loss                                 $         (42,199)   $         (45,319)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization                   2,910                2,714
     Amortization of deferred financing
       costs and accretion of discount
       and dividends on mandatorily
       redeemable preferred stock                   11,629               13,402
     Non-cash interest on junior
       subordinated notes                            2,853                3,220
     Non-cash (increase) decrease in
       fair value of interest rate swap
       agreement                                      (686)                 487
     Non-cash Phantom Equity Plan
       compensation expense                             87                   62
     Gain from sale of property                       (902)                (452)
     Impairment loss on property sold                1,533                    --
     Decrease (increase) in assets:
              Restricted cash                         (912)                 227
              Accounts receivable, net                 705                  442
              Inventory                             (3,409)              (3,919)
              Prepaid expenses and other            (1,560)              (2,498)
              Real estate developed for
                sale                                   789                  199
              Other assets                            (115)                  92
     Increase (decrease) in liabilities:
              Accounts payable and other
                current liabilities                  2,505                5,153
              Deposits and deferred
                revenue                             25,082               24,030
              Other long-term liabilities               32                   (8)
                                         ------------------   ------------------
                 Net cash used in
                   operating activities             (1,658)              (2,168)
                                         ------------------   ------------------

Cash flows from investing activities
     Capital expenditures                           (3,593)              (8,789)
     Proceeds from sale of property                  3,345                    5
                                         ------------------   ------------------
                 Net cash used in
                   investing activities               (248)              (8,784)
                                         ------------------   ------------------

Cash flows from financing activities
     Proceeds from resort senior credit
       facilities                                   22,975               22,970
     Repayment of resort senior credit
       facilities                                  (16,007)             (10,263)
     Repayment of long-term debt                       (84)                (211)
     Repayment of real estate debt                  (1,957)                   --
                                         ------------------   ------------------
                 Net cash provided by
                   financing activities              4,927               12,496
                                         ------------------   ------------------

Net increase in cash and cash equivalents            3,021                1,544
Cash and cash equivalents, beginning of
  period                                             6,216                6,269
                                         ------------------   ------------------
Cash and cash equivalents, end of
  period                                 $           9,237    $           7,813
                                         ==================   ==================

Supplemental disclosures of cash flow
  information:
     Cash paid for interest              $           6,423    $           6,972

     See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (unaudited)


1.  General

         American Skiing Company (ASC), a Delaware corporation, and its subsidiaries (collectively, the Company) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company has historically conducted its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 13 weeks ended October 29, 2006 and the year ended July 30, 2006 (fiscal 2006): Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado. The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (Resort Properties), and Resort Properties' subsidiaries, including Grand Summit Resort Properties, Inc. and The Canyons Resort Properties, Inc.

         The Company reports its results of operations in two business segments, resort operations and real estate operations. The Company's fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July. Fiscal 2007 is a fifty-two week reporting period and fiscal 2006 was a fifty-two week reporting period, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company's business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operating segment during its first and fourth fiscal quarters. The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company's consolidated financial statements included in its Form 10-K for the fiscal year ended July 30, 2006 filed with the Securities and Exchange Commission on October 30, 2006.


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

Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.7 million and $1.0 million as of July 30, 2006 and October 29, 2006, respectively.

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

Property and Equipment
         Property and equipment are carried at cost, net of accumulated depreciation, amortization, and impairment charges. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 5 to 30 years for lifts, lift lines, and trails, and 10 to 50 years for land improvements. Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists or title transfers to the Company at the end of the lease, in which case, the assets are amortized over their estimated useful lives. Due to the seasonality of the Company's business, the Company records a full year of depreciation and amortization relating to its winter resort operating assets during the second and third quarters of the Company's fiscal year.

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

As of July 30, 2006 and October 29, 2006, other intangible assets consist of the following (in thousands):

    ------------------------------------------------------------------------
                                        July 30, 2006       October 29, 2006
    ------------------------------------------------------------------------
    Definite-lived Intangible Assets:
      Lease agreements                  $      1,853        $         1,853
      Less accumulated amortization             (462)                  (476)
                                        ---------------     ----------------
                                               1,391                  1,377

    Indefinite-lived Intangible Assets:
      Trade names                                170                    170
      Water rights                             4,688                  4,688
                                        ----------------    ----------------
    Intangible Assets, net              $      6,249        $         6,235
                                        ================    ================

    ------------------------------------------------------------------------

         Amortization expense related to intangible assets was approximately $14,000 for both the 13 weeks ended October 30, 2005 and the 13 weeks ended October 29, 2006. Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Stock Option Plan

         Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), which is more fully described in Note 2 of the Company's fiscal 2006 Annual Report on Form 10-K, that provides for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company's common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee. The Plan has no restricted stock option component. Additionally, there have been no options granted since July 2001.

         Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R),"Share Based Payment", using the modified prospective application method. Under this transition method, compensation cost includes amounts of: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 13-week period ended October 30, 2005 was less than $1,000 of reported compensation expense. No compensation expense has been recorded in fiscal 2007, since all outstanding options were fully vested as of October 30, 2005. Accordingly, there is no future compensation cost related to non-vested options or non-vested restricted options not yet recognized.


              The following table summarizes stock option activity during the 13 weeks ended October 29, 2006:
--------------------------------------------------------------------------------------------------
                                                                                 Intrinsic Value
                                                                Weighted Average
                                             Weighted Average       Remaining
                                    Options   Exercise Price    Contractual Term
--------------------------------------------------------------------------------------------------
Outstanding at July 30, 2006       3,811,187    $    4.26             3.23         $         -
Granted                                  -
Exercised                                -
Forfeited                                -
                               --------------------------------------------------

Outstanding at October 29, 2006    3,811,187    $    4.26             2.98         $         -
                               ==================================================

Options vested at October 29,
  2006                             3,811,187    $    4.26             2.98         $         -
Exercisable at October 29, 2006    3,811,187    $    4.26             2.98         $         -
--------------------------------------------------------------------------------------------------

              The following table summarizes information about the stock options outstanding under the Plan as of October 29, 2006:

----------------------------------------------------------------------------------------------
                                Weighted Average   Weighted                        Weighted
Range of          Outstanding      Remaining       Average         Exercisable     Average
Exercise Prices                   Contractual    Exercise Price                 Exercise Price
                                Life (in years)
----------------------------------------------------------------------------------------------
$0.72                  25,000        4.70        $   0.72               25,000  $    0.72
1.75 - 2.50         1,420,337        3.37            2.11            1,420,337       2.11
3.00 - 4.00         1,439,250        3.32            3.18            1,439,250       3.18
7.00 - 8.75           735,750        2.01            7.19              735,750       7.19
14.19 - 18.00         190,850        0.98           17.55              190,850      17.55
                 ------------                                  ---------------
                    3,811,187        2.98            4.26            3,811,187       4.26
                 ============                                  ===============
----------------------------------------------------------------------------------------------


Derivative Financial Instruments
         All derivatives are recognized in the condensed consolidated balance sheets at their fair values. During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility. The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statement of operations. For the 13-week period ended October 29, 2006, the Company recognized $487,000 of non-cash loss from market value adjustments to this agreement, compared to $686,000 of non-cash income in the corresponding period of the prior year.

Accounting for Variable Interest Entities
         On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners. As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (Killington) (an ASC subsidiary). As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million. Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land. The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million. In accordance with FIN No. 46R, "Consolidation of Variable Interest Entities", and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

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

         In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million. In accordance with FIN No. 46R, "Consolidation of Variable Interest Entities", the Company consolidates SS Associates because it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

         SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million. The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year. SS Associates is obligated on the loan and none of the Company's remaining subsidiaries are obligated. SS Associates leases the building to the Company for $0.5 million per year. The non-ASC owned interest in SS Associates of $0.6 million (owned in part by certain members of mid-level management at the Company's Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of October 29, 2006.

Reclassifications
         Certain amounts in the prior period's financial statements and related notes have been reclassified to conform to the current period's presentation.

Recently Issued Accounting Standards
         In June 2005, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN No. 48), effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Specifically, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The accounting provisions of FIN No. 48 will become effective beginning with the first quarter of the Company's 2008 fiscal year. Management is currently reviewing the requirements of FIN No. 48 and has not yet determined the impact, if any, on its financial position or results of operations.

         In 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB No. 108), which requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements. The SAB does not change the SEC staff's previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effects of adopting the guidance as a one-time cumulative-effect adjustment to retained earnings no later than the end of the first year of adoption. The accounting provisions of SAB No. 108 are effective no later than the end of the Company's 2007 fiscal year, at which time the Company intends to adopt them. Management is currently reviewing the requirements of SAB No. 108 and has not yet determined the impact, if any, on its financial position or results of operations.


3.  Net Loss per Common Share

         Net loss per common share for the 13 weeks ended October 30, 2005 and October 29, 2006, respectively, was determined based on the following data (in thousands):

    ------------------------------------------------------------------------
                                           13 weeks ended    13 weeks ended
                                          October 30, 2005  October 29, 2006
    ------------------------------------------------------------------------
    Loss
    Net loss                              $       (42,199)  $       (45,319)
                                          ================  ================

    Shares
    Basic and  diluted  weighted  average
      common  shares outstanding                   31,738            31,738
                                          ================  ================

    ------------------------------------------------------------------------

         As of October 30, 2005 and October 29, 2006, the Company had 14,760,530 shares of its Class A common stock outstanding, which are convertible into shares of the Company's common stock. The shares of the Company's common stock issuable upon conversion of the shares of the Company's Class A common stock have been included in the calculation of the weighted average common shares outstanding. As of October 30, 2005 and October 29, 2006, the Company had 40,000 shares of its mandatorily redeemable convertible participating 12% Series C-1 preferred stock (Series C-1 Preferred Stock) outstanding, which are convertible into shares of the Company's common stock. If converted at their liquidation preferences as of October 30, 2005 and October 29, 2006, these convertible preferred shares would convert into approximately 52,380,000 and 58,935,000 shares of common stock, respectively. For the 13 weeks ended October 30, 2005 and October 29, 2006, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive. The Company also had options outstanding to purchase 3,811,187 shares of its common stock under the Plan as of October 30, 2005 and October 29, 2006. These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), the Company has classified its operations into two business segments; resort operations and real estate operations. Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources. The performance of the resorts is evaluated on the same basis of profit or loss from operations. Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer. Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131. The Company's real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests. Revenues and operating losses for the two business segments are as follows (in thousands):

     -----------------------------------------------------------------------
                                          13 weeks ended     13 weeks ended
                                         October 30, 2005   October 29, 2006
     -----------------------------------------------------------------------
     Revenues:
         Resort                          $        17,147    $        17,702
         Real estate                               2,969              4,822
                                         ----------------   ----------------
     Total                               $        20,116    $        22,524
                                         ================   ================

     Net income (loss):
         Resort                          $       (40,862)   $       (45,838)
         Real estate                              (1,337)               519
                                         ----------------   ----------------
     Total                               $       (42,199)   $       (45,319)
                                         ================   ================

     -----------------------------------------------------------------------

Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

     -----------------------------------------------------------------------
                                         July 30, 2006     October 29, 2006
     -----------------------------------------------------------------------
     Identifiable Assets:
       Resort                           $     347,493      $        360,241
       Real estate                             29,687                32,186
                                        ----------------   -----------------
                                        $     377,180      $        392,427
                                        ================   =================
     Assets:
       Identifiable assets for segments $     377,180      $        392,427
       Intangible and deferred income
         tax assets not allocated to
         segments                               5,484                 5,468
                                        ----------------   -----------------
            Total consolidated assets   $     382,664      $        397,895
                                        ================   =================

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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

         The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.79% based on the LIBOR rate for the First Lien Term Loan as of October 29, 2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (13.28% as of October 29, 2006 based on the LIBOR rate), and principal is due upon maturity.

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

         Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million. Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate. During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate. As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded in the condensed consolidated statement of operations and changes in accumulated deficit as increases or decreases in fair value of this interest rate swap agreement at each reporting period-end. During the 13-week period ended October 29, 2006, the Company recognized $487,000 of decrease in fair value of this agreement due to market value adjustments. The total balance sheet effect as of October 29, 2006 is a net asset of $1.6 million.

         As of October 29, 2006, the Company had $17.4 million, $82.3 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of October 29, 2006, the Company had $1.6 million in outstanding L/Cs with $21.0 million available for additional borrowings under the Revolving Facility. The Company was in compliance with all financial covenants of the Resort Senior Credit Facility as of October 29, 2006.

    Construction Loan Facility
         The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the "Construction Loan Facility". The Construction Loan Facility is without recourse to the Company and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, the Company's primary hotel development subsidiary.

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

         On March 18, 2006 Grand Summit conducted an auction for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As of July 30, 2006, sales of $23.3 million were closed. As a result, Grand Summit paid off the Senior Construction Loan, including deferred loan fees of $750,000, and the principal balance of the Subordinated Construction Loan during fiscal 2006.

         Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Fifty percent of the amount of this interest was due and payable in cash and the other 50% was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate under the Subordinated Construction Loan was decreased to 10% per annum, all of which is payable in cash. The total deferred interest under the Subordinated Construction Loan as of October 29, 2006 was $3.6 million. The remaining deferred interest balance under the Subordinated Construction Loan matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral, which secured the Senior Construction Loan and is non-recourse to the Company and its resort operating subsidiaries other than Grand Summit.

    Other Long-Term Debt
         The Company has $15.1 million of other long-term debt as of October 29, 2006. This is comprised of $7.2 million of debt in the form of capital lease obligations and $7.9 million of notes payable with various lenders.

6.  Subordinated Notes and Debentures

    11.3025% Junior Subordinated Notes
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (Junior Subordinated Notes), which are convertible into shares of the Company's Non-voting Series D Participating Preferred Stock (Series D Preferred Stock). The Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes. The Junior Subordinated Notes were amended in connection with the Company's entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties. As of October 29, 2006, the outstanding balance on the Junior Subordinated Notes was approximately $21.7 million including compounded interest.

    New Junior Subordinated Notes
         In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company's Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005, and January 1, 2006, $0.9 million and $8.7 million, respectively, of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of the Company's other debt obligations and all trade payables incurred in the ordinary course of business. None of the Company's subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company's assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its stockholders subject to certain limited exceptions. The outstanding balance on the New Junior Subordinated Notes was $86.3 million as of October 29, 2006. Accrued interest on the New Junior Subordinated Notes was $9.5 million.

    Other Subordinated Debentures
         Other subordinated debentures owed by the Company to institutions and individuals as of October 29, 2006 are unsecured and are due as follows (dollars in thousands):

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

         On August 31, 2001, in connection with a recapitalization transaction, the Series B Preferred Stock was stripped of all of its economic and governance rights and preferences, with the exception of its right to elect up to six directors of ASC. The Company issued mandatorily redeemable Series C-1 Preferred Stock and Series C-2 Preferred Stock with an aggregate initial face value of $179.5 million which was equal to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series B Preferred Stock currently remains outstanding but will lose its remaining rights, including voting rights, upon redemption of the Series C-1 Preferred Stock and Series C-2 Preferred Stock.

    Series C-1 Preferred Stock and Series C-2 Preferred Stock
         On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs. Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred
Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock. The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference. The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively. At the Company's option, dividends can either be paid in cash or accumulated in arrears. The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments. The Series C-2 Preferred Stock is not convertible. Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable on July 31, 2007 to the extent that the Company has legally available funds to effect such redemption. As of October 29, 2006, cumulative dividends in arrears totaled approximately $33.7 million and $158.9 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively. The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of October 29, 2006, common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other. The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

    Series D Preferred Stock
         The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock. As of October 29, 2006, no shares of Series D Preferred Stock have been issued. The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.


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

         As of October 29, 2006, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

9.  Phantom Equity Plan

         ASC has established the American Skiing Company Phantom Equity Plan
(LTIP). Certain of ASC's executive officers participate in the LTIP. Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment. The amount of any award is subject to a specified minimum amount, but is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event. A Valuation Event is defined in the LTIP as any of the following: (i) a sale or disposition of a significant Company operation or property as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or
(iv) a Change in Control. The LTIP was ratified by the Board of Directors on March 6, 2003. Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event. During each of the 13 weeks ended October 30, 2005 and October 29, 2006, the Company recorded expenses relating to the LTIP of approximately $0.1 million, which are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. As of October 29, 2006, the total liability for the LTIP was $1.6 million, which is included in other long-term liabilities in the condensed consolidated balance sheet.

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

         In July 2006, the Company announced that it had initiated a strategic review of business options for its Steamboat ski resort, including the potential sale of the resort. The Company has retained investment advisors to assist in marketing Steamboat for a possible sale, and is in talks with a small group of potential purchasers. There is currently no contractual agreement regarding the sale of the resort between the Company and any potential purchaser.

         With respect to additional commitments and contingencies, reference should be made to the Company's consolidated financial statements and disclosures thereto included in its Form 10-K for the fiscal year ended July 30, 2006 filed with the Securities and Exchange Commission on October 30, 2006.



                                     Item 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Forward-Looking Statements

         Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "assume", "believe", "expect", "intend", "plan", and words and terms of similar substance in connection with any discussion of operating or financial performance. Such forward-looking statements involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: the loss or termination or our leasehold rights at The Canyons as a result of any material defaults under governing lease documents that have not been cured within applicable cure periods; changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission. We caution the reader that this list is not exhaustive. We operate in a changing business environment and new risks arise from time to time. The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

         We are organized as a holding company and operate through various subsidiaries. We are one of the largest operators of alpine ski and snowboard resorts in the United States. We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations. We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels. We report our results of operations in two business segments; resort operations and real estate operations.

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

         Our revenues are highly seasonal in nature. In fiscal 2006, we realized approximately 88% of resort operating segment revenues and over 100% of resort operating segment operating income during the period from mid-November through April. In addition, a significant portion of resort operating segment revenue and approximately 26% of annual skier visits were generated during the Christmas and Presidents' Day vacation weeks in fiscal 2006. Our resorts typically experience operating losses and negative cash flows for the period from May through mid-November.

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

         As a result of a stockholders' agreement and the terms of the preferred stock held by Oak Hill Capital Partners, L.P. and certain related entities (Oak
Hill), and Leslie B. Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, Oak Hill has the right to appoint a majority of our board of directors. Oak Hill also owns all of our outstanding Series C-1 Preferred Stock and Series C-2 Preferred Stock. Oak Hill may have interests different from the interests of the holders of our common stock.

         The following is our discussion and analysis of financial condition and results of operations for the 13 weeks ended October 29, 2006. As you read the information below, we urge you to carefully consider our fiscal 2006 Annual Report on Form 10-K filed on October 30, 2006 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.


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

         Our primary source of liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our resort operating subsidiaries and borrowings under our Resort Senior Credit Facility. The total debt outstanding under our Resort Senior Credit Facility as of October 29, 2006 was $204.7 million.

         Real estate working capital is funded primarily through unit inventory sales and short-term rental of remaining unit inventory. Historically, the Construction Loan Facility funded such working capital. The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit. As of October 29, 2006, the carrying value of the total assets that collateralized the Construction Loan Facility was $26.7 million. During fiscal 2006, the Company repaid in full the Senior Construction Loan, including deferred loan fees of $750,000, and repaid all principal amounts outstanding under the Subordinated Construction Loan. The only amount remaining outstanding under the Construction Loan Facility as of October 29, 2006 was $3.6 million of accrued deferred interest under the Subordinated Construction Loan, which amount is due and payable in full in November 2007. See "Real Estate Liquidity - Construction Loan Facility" below.


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

         o First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

         o Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

        The Revolving Facility and First Lien Term Loan are provided under the First Lien Credit Agreement, mature in November 2010 and bear interest, at our option, either at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 3.5% or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.79% based on the LIBOR rate for the First Lien Term Loan as of October 29,
2006). The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively. The Second Lien Term Loan is provided under the Second Lien Credit Agreement, matures in November 2011, bears interest at a rate equal to the prime rate as publicly quoted in the Wall Street Journal plus 7.0% or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (13.28% as of October 29, 2006 based on the LIBOR rate), and principal is due upon maturity.

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

         In connection with entering into the Resort Senior Credit Facility, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due May 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock. The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012. No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity. However, interest is added to the principal outstanding on January 1 of each year. On January 1, 2005 and January 1, 2006, $0.9 million and $8.7 million, respectively, of interest was added to the principal outstanding. The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business. None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes. The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our shareholders subject to certain limited exceptions.

         In connection with entering into the Resort Senior Credit Facility, the indenture for our Junior Subordinated Notes was amended to extend their maturity to May 2012.

         We have $15.1 million of other long-term debt as of October 29, 2006. This is comprised of $7.2 million of debt held under capital leases and $7.9 million under other notes payable with various lenders.

         As of October 29, 2006, we had $17.4 million, $82.3 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively. Furthermore, as of October 29, 2006, we had $1.6 million in outstanding L/Cs with $21.0 million available for additional borrowings under the Revolving Facility. We currently anticipate that the remaining borrowing capacity under the Resort Senior Credit Facility will be sufficient to meet our working capital needs through the end of our first quarter of fiscal 2008.

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

Real Estate Liquidity

         To fund working capital, Grand Summit relies on the net proceeds from the sale of real estate developed for sale, mortgage payments received for the Steamboat Grand Hotel parking facility and the lease of the commercial core at Steamboat to the resort company.

         We have historically conducted substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties. Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan). Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan). Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the "Construction Loan Facility". The Construction Loan Facility is without recourse to the Company and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, the Company's primary hotel development subsidiary.

         The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat, and then 85% of all units sold at the auction. Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility.

         On March 18, 2006 Grand Summit conducted an auction for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat. The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units. As of July 30, 2006, sales of $23.3 million were closed. As a result, the Grand Summit paid off the Senior Construction Loan, including deferred loan fees of $750,000, and the principal balance of the Subordinated Construction Loan during fiscal 2006.

         Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears. Fifty percent of the amount of this interest was due and payable in cash and the other fifty percent was automatically deferred until the final payment date of the Subordinated Construction Loan. Subsequent to July 31, 2005, the interest rate under the Subordinated Construction Loan was decreased to 10% per annum, all of which was payable in cash. The total deferred interest under the Subordinated Construction Loan as of October 29, 2006 was $3.6 million. The remaining deferred interest balance under the Subordinated Construction Loan matures on November 30, 2007. The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral that secured the Senior Construction Loan and is non-recourse to the Company and its resort operating subsidiaries other than Grand Summit.


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

         Our Resort Senior Credit Facility matures beginning in 2010, with the $40 million Revolving Facility and the $85 million First Lien Term Loan maturing in November 2010 and the $105 million Second Lien Term Loan maturing in November 2011. Our 11.3025% Junior Subordinated Notes with an outstanding balance as of October 29, 2006, of approximately $21.7 million, including compounded interest, mature in May 2012. Our New Junior Subordinated Notes with an outstanding balance as of October 29, 2006, of approximately $95.8 million, including accrued interest, also mature in May 2012.

         We also have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $73.7 million as of October 29, 2006, and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $298.4 million as of October 29, 2006, which mature and are redeemable on July 31, 2007, to the extent that we have legally available funds to effect such redemption. There can be no assurance that we will be able to retire, redeem or refinance our preferred stock on or before its redemption date. In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the Holders) agreed with the lenders under the Resort Senior Credit Facility that the Holders will not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities.

         As a result of a stockholders' agreement and the terms of the preferred stock held by Oak Hill Capital Partners, L.P. and certain related entities (Oak
Hill), and Leslie B. Otten (Mr. Otten), the holder of all of the 14,760,530 shares of Class A common stock, Oak Hill has the right to appoint a majority of our board of directors. Oak Hill also owns all of our outstanding Series C-1 Preferred Stock and Series C-2 Preferred Stock. Oak Hill may have interests different from the interests of the holders of our common stock.

Contractual Obligations

         There have been no material changes outside the Company's ordinary course of business during the quarterly period ended October 29, 2006.


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

Results of Operations
     For the 13 weeks ended October 30, 2005 compared to the 13 weeks ended
                                October 29, 2006

Resort Operations:

         The components of resort operations for the 13 weeks ended October 30, 2005 and October 29, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------
                                           13 weeks ended
                                 ----------------------------------  -----------
                                 October 30, 2005  October 29, 2006    Variance
                                 ----------------  ----------------  -----------

Total resort revenues            $        17,147   $        17,702   $      555
                                 ----------------  ----------------  -----------

Cost of resort operations                 23,963            25,151        1,188
Marketing, general and
  administrative                          11,568            12,478          910
Depreciation and amortization              2,746             2,603         (143)
                                 ----------------  -----------------------------
Total resort expenses                     38,277            40,232        1,955
                                 ----------------  ----------------  -----------

Loss from resort operations              (21,130)          (22,530)      (1,400)
Other income (expense):
Interest expense                         (20,426)          (23,111)      (2,685)
Gain on sale of property                     169                --         (169)
Interest rate swap agreement                 525              (197)        (722)
                                 ----------------  ----------------  -----------
Loss from resort operations      $       (40,862)  $       (45,838)  $   (4,976)
                                 ================  ================  ===========

--------------------------------------------------------------------------------

         Resort revenues were approximately $17.7 million as compared to $17.1 million, an increase of $0.6 million, or 3.2%, for the 13 weeks ended October 29, 2006 when compared to the 13 weeks ended October 30, 2005. This is a result of: (a) increase in our golf revenues and lodging related revenues at our eastern resorts due to more favorable late summer and fall weather; and (b) increase in our lodging related revenues at Steamboat and The Canyons resorts, primarily as a result of improved group and conference business.

         Our resort segment incurred a $45.8 million operating loss for the 13 weeks ended October 29, 2006, compared to a $40.8 million operating loss for the 13 weeks ended October 30, 2005. This $5.0 million increase in the operating loss resulted primarily from the net effect of the following:

         Increases in costs and decreases in other income items:
             (i) $1.2 million increase in cost of resort operations due primarily to continued higher commitments to summer maintenance of buildings, lifts and equipment;
             (ii) $0.9 million increase in marketing, general and administrative expenses due primarily to increased accruals for legal and related expenses;
             (iii)   $0.2 million decrease in net gain on sale of property;
             (iv)    $2.7 million increase in interest expense; and
             (v) $0.7 million decrease in the interest rate swap arrangement.

         Partially offset by increases in revenues and decreases in costs:

             (vi)    $0.6 million increase in revenues; and
             (vii)   $0.1 million decrease in depreciation expense.

Recent Trends:

         Through December 3, 2006, our total skier visits for the season-to-date were significantly lower than through the same date last year. The entire shortfall was at our eastern resorts and was a result of warm weather, which limited snowmaking activity, and lack of natural snowfall. Total visits at our western resorts were flat with last year. This period represents less than two weeks of ski operations at most of our resorts, and, in absolute amounts, the shortfall represents less than 2% of our total annual skier visits.

         Season pass sales for the 2006-07 ski season at our eastern resorts are pacing slightly behind sales for the same period last year, while at our western resorts, season pass sales are pacing well ahead, thus driving company-wide pacing ahead by approximately 3%. For the upcoming ski season (our 2nd and 3rd quarters for fiscal 2007), hotel lodging bookings are pacing flat to the same period last year, led primarily by improved bookings at our western resorts offset by an aggregate decrease in bookings at our eastern resorts.

Real Estate Operations:

         The components of real estate operations for the 13 weeks ended October 30, 2005 and October 29, 2006 are as follows (unaudited, in thousands):

--------------------------------------------------------------------------------
                                         13 weeks ended
                                  ----------------------------------  ----------
                                  October 30, 2005  October 29, 2006   Variance
                                  ----------------  ----------------  ----------

Total real estate revenues        $         2,969   $         4,822   $   1,853
                                  ----------------  ----------------  ----------

Cost of real estate operations              1,942             4,338       2,396
Depreciation and amortization                 164               111         (53)
Impairment loss on sale of
  property                                  1,533                --      (1,533)
                                  ----------------  ----------------  ----------
Total real estate expenses                  3,639             4,449         810
                                  ----------------  ----------------  ----------

Income (loss) from real estate
  operations                                 (670)              373       1,043
Other income (expense):
Interest expense                             (818)               --         818
Interest income                               151               146          (5)
                                  ----------------  ----------------  ----------

Income (loss) from real estate
  operations                      $        (1,337)  $           519   $   1,856
                                  ================  ================  ==========

--------------------------------------------------------------------------------

         Real estate revenues increased by $1.9 million in the 13 weeks ended October 29, 2006 when compared to the 13 weeks ended October 30, 2005, from $2.9 million to $4.8 million, respectively. The increase was primarily due to recognition of $3.3 million deferred revenue derived from the sale of the Steamboat Grand Summit parking garage to the Steamboat Grand HOA, offset by lower land sales.

         Our real estate segment generated income from operations of $0.5 million for the 13 weeks ended October 29, 2006, compared to a loss from operations of $1.3 million for the 13 weeks ended October 30, 2005. This $1.9 million increase in income from operations results primarily from the net effect of the following:

         Increases in revenues and decreases in costs:
         (i)      $1.9 million increase in revenues;
         (ii)     $0.1 million decrease in depreciation and amortization costs;
         (iii) $1.5 million decrease in impairment loss on the sale of retail commercial space at the Steamboat Grand Hotel; and
         (iv) $0.8 million decrease in interest expense due to the repayment of the outstanding construction loans.

         Offset by increases in costs:
         (v) $2.4 million increase in cost of operations, due primarily to $2.8 million recorded in connection with the sale of the Steamboat Grand Summit parking garage to the Steamboat Grand HOA.

Recent Trends:
         Resort Properties owns one remaining 1/8th interval unit at the Steamboat Grand Hotel, which we expect will be sold during the upcoming ski season. We expect that the proceeds from this sale, along with monthly payments received from the Steamboat resort and the Steamboat Grand HOA under existing lease and installment sale agreements, respectively, will be used to reduce the balance of outstanding deferred interest under the Subordinated Construction Loan.

Benefit from income taxes:

         We recorded no benefit from income taxes for either the 13 weeks ended October 30, 2005 or the 13 weeks ended October 29, 2006. We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.


                                     Item 3
           Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 30, 2006, as filed with the Securities and Exchange Commission on October 30, 2006.


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

    (b) Changes in internal control over financial reporting. No change occurred in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended October 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Part II - Other Information


                                     Item 6
                                    Exhibits

         Included herewith are the following exhibits:

Exhibit No.       Description

10.1 Executive Employment Agreement dated November 7, 2006, between Steamboat Ski & Resort Corporation and Christopher Diamond (incorporated by reference to exhibit from Form 8-K filed November 8, 2006).

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

                                   American Skiing Company
Date:  December 8, 2006

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