Form 10-Q
period 2007-01-28
AMERICAN SKIING CO /ME
filed 2007-03-14
CIK 1043432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended January 28, 2007

or

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
(Zip Code)

(435) 615-0340
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 1, 2007, 31,738,183 shares of common stock were issued and outstanding; of which 14,760,530 shares were Class A common stock.

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit for the 13 weeks ended January 29, 2006 and January 28, 2007 (unaudited)

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit for the 26 weeks ended January 29, 2006 and January 28, 2007 (unaudited)

Condensed Consolidated Balance Sheets as of July 30, 2006 and January 28, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the 26 weeks ended January 29, 2006 and January 28, 2007 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Liquidity and Capital Resources

Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II — Other Information

Item 1A.	Other Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Part I - Financial Information

Item 1 Financial Statements

American Skiing Company and Subsidiaries
Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit
(In thousands, except per share amounts)

	13 weeks ended
	January 29, 2006	January 28, 2007
	(unaudited)	(unaudited)
Net revenues:
Resort	$80,482	$72,594
Real estate	1,466	837
Total net revenues	81,948	73,431

Operating expenses:
Resort	53,025	52,380
Real estate	2,247	882
Marketing, general and administrative	14,494	13,670
Depreciation and amortization	10,940	10,270
Total operating expenses	80,706	77,202

Income (loss) from operations	1,242	(3,771)
Interest expense	(15,325)	(17,336)

Loss from continuing operations, net of taxes of $0 for 2006 and 2007, respectively	(14,083)	(21,107)

Income from discontinued operations of Steamboat resort, net of taxes of $0 for 2006 and 2007, respectively (Note 10)	2,762	6,154

Net loss	$(11,321)	$(14,953)

Accumulated deficit, beginning of period	$(659,079)	$(727,852)

Net loss	(11,321)	(14,953)

Accumulated deficit, end of period	$(670,400)	$(742,805)

Basic and diluted net loss per common share

Loss from continuing operations	$(0.45)	$(0.66)
Income from discontinued operations	0.09	0.19
Loss attributable to common stockholders	$(0.36)	$(0.47)

Basic and diluted weighted average common shares outstanding	31,738	31,738

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries
Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit
(In thousands, except per share amounts)

	26 weeks ended
	January 29, 2006	January 28, 2007
	(unaudited)	(unaudited)
Net revenues:
Resort	$93,987	$86,528
Real estate	3,041	2,179
Total net revenues	97,028	88,707

Operating expenses:
Resort	71,901	72,533
Real estate	3,205	2,210
Marketing, general and administrative	23,719	23,761
Depreciation and amortization	13,239	12,359
Total operating expenses	112,064	110,863

Loss from operations	(15,036)	(22,156)
Interest expense	(29,960)	(33,984)
Gain on sale of property	169	—

Loss from continuing operations, net of taxes of $0 for 2006 and 2007, respectively	(44,827)	(56,140)

Loss from discontinued operations of Steamboat resort, net of taxes of $0 for 2006 and 2007, respectively (Note 10)	(8,693)	(4,132)

Net loss	$(53,520)	$(60,272)

Accumulated deficit, beginning of period	$(616,880)	$(682,533)

Net loss	(53,520)	(60,272)

Accumulated deficit, end of period	$(670,400)	$(742,805)

Basic and diluted net loss per common share

Loss from continuing operations	$(1.41)	$(1.77)
Loss from discontinued operations	(0.28)	(0.13)
Net loss attributable to common stockholders	$(1.69)	$(1.90)

Basic and diluted weighted average common shares outstanding	31,738	31,738

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 30, 2006	January 28, 2007
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,269	$10,652
Restricted cash	2,679	2,595
Accounts receivable, net	6,273	7,443
Inventory	4,115	7,205
Prepaid expenses and other	2,885	7,153
Assets held for sale (Note 10)	—	94,603
Deferred financing costs, net	—	4,802
Deferred income taxes	3,923	3,923
Total current assets	26,144	138,376

Property and equipment, net	330,231	253,107
Real estate developed for sale	2,191	774
Intangible assets, net	6,249	6,220
Deferred financing costs, net	5,361	—
Other assets	12,488	9,941
Total assets	$382,664	$408,418

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands, except share and per share amounts)

	July 30, 2006	January 28, 2007
	(unaudited)	(unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$9,286	$198,738
Accounts payable and other current liabilities	42,155	47,633
Deposits and deferred revenue	25,144	38,353
Liabilities related to assets held for sale (Note 10)	—	32,068
Total current liabilities	76,585	316,792

Long-term debt, net of current portion	198,021	10,840
Subordinated notes and debentures	113,685	124,568
Other long-term liabilities	12,259	7,641
Deferred income taxes	3,923	3,923
Mandatorily Redeemable 8½% Series B Convertible Participating Preferred Stock, par value of $0.01 per share; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	—	—
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $71,530 and $75,874, respectively)	71,320	75,762
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $287,624 and $309,539, respectively)	286,801	309,094
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	—	—
Total liabilities	762,594	848,620

Stockholders’ deficit
Common stock, Class A, par value of $0.01 per share; 15,000,000 shares authorized; 14,760,530 shares issued and outstanding	148	148
Common stock, par value of $0.01 per share; 100,000,000 shares authorized;16,977,653 shares issued and outstanding	170	170
Additional paid-in capital	302,285	302,285
Accumulated deficit	(682,533)	(742,805)
Total stockholders’ deficit	(379,930)	(440,202)
Total liabilities and stockholders’ deficit	$382,664	$408,418

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	26 weeks ended
	January 29, 2006	January 28, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(53,520)	$(60,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,239	12,359
Amortization of deferred financing costs and accretion of discount and dividends on mandatorily redeemable preferred stock	23,683	27,289
Non-cash interest on junior subordinated notes	5,793	6,462
Non-cash (increase) decrease in fair value of interest rate swap agreement	(1,036)	487
Non-cash Phantom Equity Plan compensation expense	149	59
Gain from sale of property	(429)	—
Cash flows from discontinued operations	18,420	14,311
Decrease (increase) in assets:
Restricted cash	(3,402)	(26)
Accounts receivable, net	(1,816)	(2,333)
Inventory	(3,665)	(3,468)
Prepaid expenses and other	(767)	(2,821)
Real estate developed for sale	406	81
Other assets	107	(16)
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	17,999	15,002
Deposits and deferred revenue	19,194	15,912
Other long-term liabilities	(35)	111
Net cash provided by operating activities	34,320	23,137

Cash flows from investing activities
Capital expenditures	(6,071)	(11,444)
Proceeds from sale of property	1,396	5
Cash flows from discontinued operations	327	(2,964)
Net cash used in investing activities	(4,348)	(14,403)

Cash flows from financing activities
Proceeds from resort senior credit facilities	46,558	47,830
Repayment of resort senior credit facilities	(58,996)	(44,270)
Repayment of long-term debt	(1,910)	(1,630)
Cash flows from discontinued operations	(3,084)	(291)
Net cash (used in) provided by financing activities	(17,432)	1,639

Net increase in cash and cash equivalents	12,540	10,373
Cash and cash equivalents, beginning of period	6,216	6,269
Cash and cash equivalents, end of period	$18,756	$16,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,266	$17,731
Acquisition of equipment held under capital leases	4,625	4,216
Addition of interest to principal outstanding for New Junior Subordinated Notes	8,728	9,710

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General

American Skiing Company (“ASC”), a Delaware corporation, and its subsidiaries (collectively, “the Company”) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company has historically conducted its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 26 weeks ended January 28, 2007 and the year ended July 30, 2006 (fiscal 2006): Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington/Pico and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado.  The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (“Resort Properties”), and Resort Properties’ subsidiaries, including Grand Summit Resort Properties, Inc. (“Grand Summit”) and The Canyons Resort Properties, Inc.

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

Results for interim periods are not indicative of the results expected for the year due to the seasonal nature of the Company’s business. Due to the seasonality of the ski industry, the Company typically incurs significant operating losses in its resort operating segment during its first and fourth fiscal quarters.  The unaudited condensed consolidated financial statements should be read in conjunction with the following notes and the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended July 30, 2006 filed with the Securities and Exchange Commission on October 30, 2006.

2.  Significant Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods.  Areas where significant judgments are made include, but are not limited to: allowances for doubtful accounts, long-lived asset valuations and useful lives, inventory valuation reserves, litigation and claims reserves, and deferred income tax asset valuation allowances.  Actual results could differ materially from these estimates.  The following are the Company’s significant accounting policies:

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity to the Company of three months or less to be cash equivalents.  Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.7 million as of July 30, 2006 and January 28, 2007, respectively.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation, amortization, and impairment charges. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives which range from 9 to 40 years for buildings, 3 to 12 years for machinery and equipment, 5 to 30 years for lifts, lift lines, and trails, and 10 to 50 years for land improvements.  Assets held under capital lease obligations are amortized over the shorter of their useful lives or their respective lease lives, unless a bargain purchase option exists or title transfers to the Company at the end of the lease, in which case, the assets are amortized over their estimated useful lives. Due to the seasonality of the Company’s business, the Company records a full year of depreciation and amortization relating to its winter resort operating assets during the second and third quarters of the Company’s fiscal year.

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

Goodwill and Other Intangible Assets

As prescribed in Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of July 30, 2006 and January 28, 2007, other intangible assets consist of the following (in thousands):

	July 30, 2006	January 28, 2007
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(462)	(491)
	1,391	1,362

Indefinite-lived Intangible Assets:
Trade names	170	170
Water rights	4,688	4,688
Intangible Assets, net	$6,249	$6,220

Amortization expense related to intangible assets was approximately $15,000 for both the 13 weeks ended January 29, 2006 and the 13 weeks ended January 28, 2007.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, equipment, and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets Held for Sale and Discontinued Operations

Assets to be disposed of are classified separately as assets held for sale when their sale becomes probable as defined by the provisions of SFAS No. 144, at which time, they are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Revenues and expenses from operations related to the assets to be sold, and related cash flows, are classified as results from discontinued operations.  Interest expense related to debt to be assumed or debt required to be paid off as part of the sale transaction is also classified as results from discontinued allocations.   No general allocation of interest expense on other debt is included in results from discontinued operations.

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

Stock Option Plan

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the Plan), which is more fully described in Note 2 of the Company’s fiscal 2006 Annual Report on Form 10-K, that provides for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee.  The Plan has no restricted stock option component.  Additionally, there have been no options granted since July 2001.

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R),”Share Based Payment”, using the modified prospective application method.  Under this transition method, compensation cost includes amounts of:  (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of, August 1, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to August 1, 2005 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)).  The effect of adopting SFAS No. 123(R) as of August 1, 2005 for the 26 week period ended January 29, 2006 was less than $1,000 of reported compensation expense.  No compensation expense has been recorded in fiscal 2007, since all outstanding options were fully vested as of October 30, 2005. Accordingly, there is no future compensation cost related to non-vested options or non-vested restricted options not yet recognized.

The following table summarizes stock option activity during the 26 weeks ended January 28, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 30, 2006	3,811,187	$4.26	3.23
Granted	—
Exercised	—
Forfeited	—
Outstanding at January 28, 2007	3,811,187	$4.26	2.73

Options vested at January 28, 2007	3,811,187	$4.26	2.73
Exercisable at January 28, 2007	3,811,187	$4.26	2.73

In all periods presented, the Company’s stock options had no intrinsic value.

The following table summarizes information about the stock options outstanding under the Plan as of January 28, 2007:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.72	25,000	4.40	$0.72	25,000	$0.72
1.75 — 2.50	1,420,337	3.10	2.11	1,420,337	2.11
3.00 — 4.00	1,439,250	3.12	3.18	1,439,250	3.18
7.00 — 8.75	735,750	1.73	7.19	735,750	7.19
14.19 - 18.00	190,850	0.74	17.55	190,850	17.55
	3,811,187	2.73	4.26	3,811,187	4.26

Derivative Financial Instruments

All derivatives are recognized in the condensed consolidated balance sheets at their fair values.  During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility.  The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statement of operations.  For the 26-week period ended January 28, 2007, the Company recognized $487,000 of non-cash loss from market value adjustments to this agreement, compared to $1,036,000 of non-cash income in the corresponding period of the prior year.  As described in Note 12, the interest rate swap agreement was terminated on March 1, 2007, at which time it had a market value of $825,000.

Accounting for Variable Interest Entities

On May 14, 2004, Resort Properties completed the restructuring of the Real Estate Term Facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners.  As a result of the restructuring, a new business venture called SP Land Company, LLC (SP Land) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (Killington) (an ASC subsidiary).  As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million.   Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million.  In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities”, and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

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

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (SS Associates) by contributing its rights to purchase the building to SS Associates and by making a refundable security deposit of $0.4 million.  In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities”, the Company consolidates SS Associates because it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million.  The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year.  SS Associates is obligated on the loan and none of the Company’s remaining subsidiaries are obligated.  SS Associates leases the building to the Company for $0.5 million per year.  The non-ASC owned interest in SS Associates of $0.6 million (owned in part by certain members of mid-level management at the Company’s Killington resort) is included in other long-term liabilities in the accompanying condensed consolidated balance sheet as of January 28, 2007.

Reclassifications

Certain amounts in the prior period’s financial statements and related notes have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Standards

In June 2005, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48), effective for fiscal years beginning after December 15, 2006.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  Specifically, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The accounting provisions of FIN No. 48 will become effective beginning with the first quarter of the Company’s 2008 fiscal year.  Management is currently reviewing the requirements of FIN No. 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB No. 108), which requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements.  The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors.  The SAB allows registrants to record the effects of adopting the guidance as a one-time cumulative-effect adjustment to retained earnings no later than the end of the first year of adoption.  The accounting provisions of SAB No. 108 are effective no later than the end of the Company’s 2007 fiscal year, at which time the Company intends to adopt them.  Management is currently reviewing the requirements of SAB No. 108 and has not yet determined the impact, if any, on its financial position or results of operations.

3.  Net Loss per Common Share

Net loss per common share for the 13 weeks and for the 26 weeks ended January 29, 2006 and January 28, 2007, respectively, was determined based on the following data (in thousands):

	13 weeks ended January 29, 2006	13 weeks ended January 28, 2007	26 weeks ended January 29, 2006	26 weeks ended January 28, 2007
Loss
Loss from continuing operations	$(14,083)	$(21,107)	$(44,827)	$(56,140)
Income (loss) from discontinued operations	2,762	6,154	(8,693)	(4,132)
Net loss	$(11,321)	$(14,953)	$(53,520)	$(60,272)

Shares
Basic and diluted weighted average common shares outstanding	31,738	31,738	31,738	31,738

As of January 29, 2006 and January 28, 2007, the Company had 14,760,530 shares of its Class A common stock outstanding, respectively, which are convertible into shares of the Company’s common stock. The shares of the Company’s common stock issuable upon conversion of the shares of the Company’s Class A common stock have been included in the calculation of the weighted average common shares outstanding.  As of January 29, 2006 and January 28, 2007, the Company had 40,000 shares of its mandatorily redeemable convertible participating 12% Series C-1 preferred stock (Series C-1 Preferred Stock) outstanding, respectively, which are convertible into shares of the Company’s common stock.  If converted at their liquidation preferences as of January 29, 2006 and January 28, 2007, these convertible preferred shares would convert into approximately 53,947,000 and 60,699,000 shares of common stock, respectively.  For the 26 weeks ended January 29, 2006 and January 28, 2007, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive.  The Company also had options outstanding to purchase 3,811,187 shares of its common stock under the Plan as of January 29, 2006 and January 28, 2007, respectively.  These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), the Company has classified its operations into two business segments; resort operations and real estate operations.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss from operations.  Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131.  The Company’s real estate revenues are derived from the sale, resale, and leasing of interests in real estate development projects undertaken by the Company at its resorts and the sale of other real property interests.  Revenues and operating losses from continuing operations for each of the two business segments excluding discontinued operations are as follows (in thousands):

	13 weeks ended January 29, 2006	13 weeks ended January 28, 2007	26 weeks ended January 29, 2006	26 weeks ended January 28, 2007

Revenues:
Resort	$80,482	$72,594	$93,987	$86,528
Real estate	1,466	837	3,041	2,179
Total	$81,948	$73,431	$97,028	$88,707

Loss from continuing operations:
Resort	$(13,302)	$(21,062)	$(44,663)	$(56,109)
Real estate	(781)	(45)	(164)	(31)
Total	$(14,083)	$(21,107)	$(44,827)	$(56,140)

Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

	July 30, 2006	January 28, 2007
Identifiable Assets:
Resort	$347,493	$301,240
Real estate	29,687	7,120
	$377,180	$308,360
Assets:
Identifiable assets for segments	$377,180	$308,360
Assets held for sale	-	94,603
Intangible and deferred income tax assets not allocated to segments	5,484	5,455
Total consolidated assets	$382,664	$408,418

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

•                  First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

•                  Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.82% based on the LIBOR rate for the First Lien Term Loan as of January 28, 2007).  The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively.  The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (13.32% as of January 28, 2007 based on the LIBOR rate), and principal is due upon maturity.

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

The Resort Senior Credit Facility contains affirmative, negative, and financial covenants customary for this type of credit facility, which includes maintaining a minimum level of EBITDA (as defined), limiting the Company’s capital expenditures, maintaining a minimum ratio of appraised asset value to debt, and having a zero balance on the Revolving Credit Facility (excluding L/Cs) on April 1 of each year.  The Resort Senior Credit Facility also contains events of default customary for such financings, including but not limited to nonpayment of amounts when due; violation of covenants; cross default and cross acceleration with respect to other material debt; change of control; dissolution; insolvency; bankruptcy events; and material judgments.  Some of these events of default allow for grace periods or are qualified by materiality concepts.  The Resort Senior Credit Facility requires the Company to offer to prepay the loans with proceeds of certain material asset sales and recovery events, certain proceeds of debt, 50% of excess cash flow, and proceeds from the issuance of capital stock. The Resort Senior Credit Facility also restricts the Company’s ability to pay cash dividends on or redeem its common and preferred stock.

Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, the Company entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million.  Under the swap agreement, during the period from May 16, 2005 to November 15, 2005, the Company paid 4.16% and received the 6-month LIBOR rate.  During the period from November 16, 2005 to May 15, 2008, the Company pays 4.16% and receives the 3-month LIBOR rate.  As a result of entering into this interest rate swap agreement, the Company has fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008.  Changes in the fair value of the interest rate swap agreement are recorded in the condensed consolidated statement of operations and changes in accumulated deficit as increases or decreases in fair value of this interest rate swap agreement at each reporting period-end.  During the 26-week period ended January 28, 2007, the Company recognized $487,000 of decrease in fair value of this agreement due to market value adjustments.  The total balance sheet effect as of January 28, 2007 is a net asset of $1.6 million.

As of January 28, 2007, the Company had $8.0 million, $82.1 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of January 28, 2007, the Company had $1.6 million in outstanding Letters of Credit with $30.4 million available for additional borrowings under the Revolving Facility.  The Company was in compliance with all financial covenants of the Resort Senior Credit Facility as of January 28, 2007.

As described in Note 12, on March 1, 2007, in conjunction with its completion of the sale of Steamboat Ski & Resort Corporation (“Steamboat”), the Company permanently repaid all outstanding obligations under the $85.0 million term portion of its first lien loan and $105.0 million second lien term loan, both with Credit Suisse, GE Capital and certain other lenders (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”).  Additionally, with the permanent payoff of all outstanding term loan obligations under the Resort Senior Credit Facility, the Company terminated its interest rate swap agreement and received $825,000 as the result of the termination.  Also, the Company wrote off the remaining balance of deferred financing costs associated with the Resort Senior Credit Facility, which totalled approximately $4.7 million as of March 1, 2007. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility.

Construction Loan Facility

The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan).  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan).  Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the “Construction Loan Facility”.    The Construction Loan Facility is without recourse to the Company and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, the Company’s primary hotel development subsidiary.

The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of the net proceeds from all units sold at the auction.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility.

On March 18, 2006 Grand Summit conducted an auction for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat.  The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units.  As of July 30, 2006, sales of $23.3 million were closed.  As a result, Grand Summit paid off the Senior Construction Loan, including accrued loan fees of $750,000, and the principal balance of the Subordinated Construction Loan during fiscal 2006.

Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears.  Fifty percent of the amount of this interest was due and payable in cash and the other 50% was automatically deferred until the final payment date of the Subordinated Construction Loan.  Subsequent to July 31, 2005, the interest rate under the Subordinated Construction Loan was decreased to 10% per annum, all of which is payable in cash.  The total deferred interest under the Subordinated Construction Loan as of January 28, 2007 was $3.2 million.  The remaining deferred interest balance under the Subordinated Construction Loan matures on November 30, 2007.  The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral, that secured the Senior Construction Loan and is non-recourse to the Company and its resort operating subsidiaries other than Grand Summit.

As described in Note 12, on February 28, 2007, Grand Summit repaid all outstanding obligations (consisting only of deferred interest obligations) under the Construction Loan Facility.

Other Long-Term Debt

The Company has $18.0 million of other long-term debt as of January 28, 2007.  This is comprised of $10.2 million of debt in the form of capital lease obligations and $7.8 million of notes payable with various lenders.  As described in Note 12, on March 1, 2007 the Company completed the sale of Steamboat.  As part of this sale, $1.8 million representing Steamboat’s capital lease obligations and $1.7 million representing Steamboat’s notes payable, respectively, were assumed by the purchasers.

6.  Subordinated Notes and Debentures

11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (Junior Subordinated Notes), which are convertible into shares of the Company’s Non-voting Series D Participating Preferred Stock (Series D Preferred Stock).  The Junior Subordinated Notes are unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes.  The Junior Subordinated Notes were amended in connection with the Company’s entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012. The proceeds of the Junior Subordinated Notes were used to fund short-term liquidity needs of Resort Properties by way of the purchase of certain real estate assets by ASC from Resort Properties.  As of January 28, 2007, the outstanding balance on the Junior Subordinated Notes was approximately $22.3 million including compounded interest.

New Junior Subordinated Notes

In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company’s Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (New Junior Subordinated Notes) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  However, interest is added to the principal outstanding on January 1 of each year.  On January 1, 2006, and January 1, 2007, $8.7 million and $9.7 million, respectively, of interest was added to the principal outstanding.  The New Junior Subordinated Notes are subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business.  None of the Company’s subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company’s assets serve as collateral for repayment of the New Junior Subordinated Notes.  The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its stockholders subject to certain limited exceptions.  The outstanding balance on the New Junior Subordinated Notes was $96.0 million as of January 28, 2007.  Accrued interest on the New Junior Subordinated Notes was $2.5 million.

Other Subordinated Debentures

Other subordinated debentures owed by the Company to institutions and individuals as of January 28, 2007 are unsecured and are due as follows (dollars in thousands):

	Interest	Principal
Year	Rate	Amount
2010	8%	$1,292
2012	6%	1,155
2013	6%	1,065
2015	6%	1,500
2016	6%	1,196
		$6,208

7.  Mandatorily Redeemable Securities

Series A Preferred Stock

As of July 25, 2004, the Company had 36,626 shares of Series A Preferred Stock outstanding.  In connection with the Company’s entry into the Resort Senior Credit Facility on November 24, 2004 all outstanding shares of the Series A Preferred Stock were exchanged for New Junior Subordinated Notes in the principal amount of $76.7 million.

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

Series C-1 Preferred Stock and Series C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or accumulated in arrears.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable on July 31, 2007 to the extent that the Company has legally available funds to effect such redemption.  As of January 28, 2007, cumulative dividends in arrears totaled approximately $35.9 million and $170.0 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of January 28, 2007, and to any common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other.  The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock.  As of January 28, 2007, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.

8.  Dividend Restrictions and Stockholders Agreement

Dividend Restrictions

Borrowers under the Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

Grand Summit, the borrower under the Construction Loan Facility, is restricted from declaring dividends or advancing funds to ASC by any other method, unless specifically approved by the Construction Loan Facility lenders. As described in Note 12, on February 28, 2007, Grand Summit repaid all outstanding obligations (consisting only of deferred interest obligations) under the Construction Loan Facility.

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

As of January 28, 2007, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

The Stockholders Agreement provides that, so long as Oak Hill owns at least 20% of the outstanding shares of common stock on a fully diluted basis, the affirmative vote of at least one Oak Hill director is required prior to the approval of (i) the Company’s annual budget, (ii) significant executive personnel decisions, (iii) material actions likely to have an impact of 5% or more on the Company’s consolidated revenues or earnings, amendments to the Company’s articles of incorporation or by-laws, (iv) any liquidation, reorganization, or business combination of the Company, (v) the initiation of certain material litigation, and (vi) any material financing of the Company.

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

As described in Note 12, on February 26, 2007, Leslie B. Otten resigned from the board of directors of the Company effective immediately.

9.  Phantom Equity Plan

ASC has established the American Skiing Company Phantom Equity Plan (LTIP).  Certain of ASC’s executive officers participate in the LTIP.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment.  The amount of any award is subject to a specified minimum amount, but is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event.  A Valuation Event is defined in the LTIP as any of the following:  (i) a sale or disposition of a significant asset, or a series of sales or dispositions of significant assets (disregarding any sales or dispositions prior to November 30, 2006), resulting in proceeds to the Company equal to or greater than $300 million as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control.  All awards under the plan expire if a Valuation Event has not occurred on or prior to December 21, 2011.  The LTIP was originally ratified by the Board of Directors on March 6, 2003, and amended on December 11, 2006.  Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event.

During the 13 weeks ended January 29, 2006 and January 28, 2007, the Company recorded expenses relating to the LTIP of approximately $0.1 million, respectively. During the 26 weeks ended January 29, 2006 and January 28, 2007, the Company recorded expenses relating to the LTIP of approximately $0.1 million, respectively. These are included in marketing, general, and administrative expenses in the accompanying consolidated statements of operations. As of January 28, 2007, the total liability for the LTIP was $1.6 million, which is included in other long-term liabilities in the condensed consolidated balance sheet.

10.       Assets/Liabilities Held for Sale and Discontinued operations

On December 18, 2006, the Company and its subsidiary Steamboat Ski & Resort Corporation (“Steamboat Corporation”) entered into a purchase agreement (the “Purchase Agreement”) with Wintergames Holdings SARL and Steamboat Acquisition Corp. (together, “Wintergames”) pursuant to which the Company agreed to sell, and Wintergames agreed to purchase, all of the Company’s stock in Steamboat Corporation, the owner and operator of the Steamboat ski resort (“Steamboat”). The purchase price to be paid for Steamboat Corporation by Wintergames was $265.0 million (including the assumption of approximately $4.0 million in debt), payable in cash. The purchase price was subject to certain customary adjustments, including certain working capital and earnings adjustments, set forth in the Purchase Agreement. In addition, in connection with the sale, the Company agreed to sell certain Steamboat-related assets of its subsidiary Grand Summit Resort Properties, Inc. (“Grand Summit”) to Steamboat Corporation.

On March 1, 2007, the Company completed the sale of Steamboat Corporation to Intrawest Holdings S.A.R.L. (formerly Wintergames Holdings SARL) and Steamboat Acquisition Corp. (the “Steamboat Sale”, see Note 12 “Subsequent Events” for additional information).

The company has accounted for the planned sale of Steamboat resort in accordance with SFAS No. 144. Accordingly, the Company has reclassified the assets and liabilities related to Steamboat Corporation and Grand Summit as held for sale in the attached consolidated balance sheet as of January 28, 2007. The company did not record an impairment charge for the sale of Steamboat because the Company realized a gain upon the closing of the sale of the resort.

The components of the assets and liabilities held for sale as of January 28, 2007 related to Steamboat Corporation and Grand Summit are as follows (in thousands):

January 28, 2007
Assets held for sale
Cash equivalents	$5,990
Accounts receivable	1,662
Inventory	842
Prepaid expenses	435
Property & equipment, net	78,671
Real estate developed for sale	1,217
Other assets	5,786
$94,603

January 28, 2007
Liabilities related to assets held for sale
Accounts payable and accrued liabilities	$13,165
Deposits and deferred revenue	14,973
Current and long term debt	3,552
Other long term liabilities	378
$32,068

Summary operating results for Steamboat Corporation, which have historically been included in the Company’s resort segment in its results of operations, and for Grand Summit, which have historically been included in the Company’s real estate segment in its results of operations, for the 26 weeks ended January 29, 2006 and January 28, 2007, were as follows (in thousands):

For the 26 weeks ended	January 29, 2006	January 28, 2007

Total revenues	$35,747	$38,537
Total expenses (1)	44,440	42,669
Total loss from discontinued operations	$(8,693)	$(4,132)

(1)             Including in total expenses is depreciation of $2.7 million and $1.9 million for the 26 weeks ended January 29, 2006 and January 28, 2007, respectively.  The company discontinued depreciation on Steamboat Corporation and Grand Summit assets in accordance with SFAS No. 144 when the assets qualified as held for sale.  The resort recorded approximately $1.1 million less in depreciation expense for the 26 weeks ended on January 28, 2007, as a result of the accounting treatment defined by SFAS No. 144.

The Company has not recorded a provision or benefit for income taxes attributable to discontinued operations.  The Company expects to record a loss before income taxes for the full year, even including the income from discontinued operations and does not expect to record a benefit from such loss, since it does not expect to realize such benefits in the foreseeable future.

11.       Commitments and Contingencies

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

In July 2006, the Company announced that it had initiated a strategic review of business options for its Steamboat ski resort, including the potential sale of the resort. On December 18, 2006, the Company entered into a definitive agreement to sell Steamboat Ski & Resort Corporation to Wintergames Holdings SARL for a cash purchase price of $265.0 million, including approximately $4.0 million in assumed debt and subject to working capital and seasonal earnings adjustments.  As described in Note 12, the Company completed the sale of the Steamboat ski resort on March 1, 2007.

As described in Note 12, on February 16, 2007, the Company entered into a definitive agreement to sell its Mount Snow and Attitash ski resorts to Peak Resorts Inc. for a total cash purchase price of $73.5 million for both resorts subject to working capital and seasonal earnings adjustments. In addition, the buyer will assume approximately $2 million in debt and other liabilities.

As described in Note 12, on February 16, 2007, the Company entered into a definitive agreement to sell its Killington and Pico resorts in Vermont to SP Land Company, LLC for a total cash purchase price of $83.5 million subject to a working capital adjustment.  Additionally, the buyer will also assume approximately $5.0 million of debt and other liabilities and certain contractual obligations of ASC.

The completion of either the sale of Killington/Pico or the sale of Mount Snow and Attitash, when considered together with the sale of Steamboat, would constitute a Valuation Event under the Company’s LTIP.  The LTIP provides that within 60 days following the occurrence of a Valuation Event, the Compensation Committee of the Board of Directors shall determine the enterprise value of the Company, using a qualified independent third party, and shall compute and pay the awards due to participants under the LTIP.  The Company currently estimates that should either sale occur, total payments under the LTIP would be approximately $13.0 million.  The Company has concluded that, as of January 28, 2007, neither sale was “probable” under the provisions of SFAS No. 5, “Accounting for Contingencies” and, accordingly, has not accrued for the excess of estimated total payments over and above the $1.6 million already vested and accrued for under the plan’s minimum payment provisions.

As reported in the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended July 30, 2006, the Company is currently in dispute with Wolf Mountain Resorts, LC, one of its landlords at The Canyons, regarding the related lease agreement.  The Utah District Court has granted a temporary restraining order and amended a previous injunction to prohibit Wolf from terminating the lease until the Court finds that the Company has breached the lease and that Wolf is entitled to terminate the lease as a result of such breach.  Even though the Company strongly believes that it is presently in compliance all material provisions of its lease with Wolf, there can be no assurance that the Utah District Court will agree that it is not in default or that it has taken the steps necessary to cure any default.  In the event that the District Court finds that the Company is in default and the actions it has taken are not sufficient to cure the defaults raised by Wolf under the lease, and if the Company is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal and/or speculative) and/or termination of the lease with Wolf.  Termination of the lease would significantly reduce the value of the Company’s operation at The Canyons, and would materially curtail, if not completely eliminate, its ability to obtain recurring revenues from those assets. Wolf may have certain rights to repurchase for fair market value certain of the Company’s assets which are used in conjunction with its operation of The Canyons.  Wolf’s right to terminate the lease is subject to certain rights of cure and foreclosure in favor of the Company’s lenders.  In addition, termination of the lease by Wolf would likely cause a default under the Resort Senior Credit Facility.

With respect to additional commitments and contingencies, reference should be made to the Company’s consolidated financial statements and disclosures thereto included in its Form 10-K for the fiscal year ended July 30, 2006 filed with the Securities and Exchange Commission on October 30, 2006 and its Form 10-Q for the quarter ended October 29, 2006 filed with the Securities and Exchange Commission on December 8, 2006.

12.  Subsequent Events

On February 16, 2007, the Company entered into a definitive purchase agreement with Peak Resorts, Inc. (“Peak Resorts”) to sell all of the Company’s stock in Mount Snow Ltd. (“MSL”), the owner and operator of the Mount Snow ski resort, and L.B.O. Holding, Inc. (“LBO”), the owner and operator of the Attitash ski resort. The purchase price to be paid for MSL and LBO by Peak Resorts is $73.5 million in cash, plus the assumption of approximately $2.0 million in debt and other liabilities. The purchase price is subject to certain customary adjustments, including certain working capital and earnings adjustments, set forth in the Purchase Agreement.

On February 16, 2007, the Company entered into a definitive purchase agreement with SP Land Company, LLC (“SP Land”) to sell substantially all of the assets comprising the Killington/Pico ski resorts in Killington, Vermont. The purchase price to be paid for the Killington/Pico resort by SP Land is $83.5 million in cash plus the assumption of approximately $5.0 million in debt and other liabilities. The purchase price is subject to certain customary adjustments, including certain season pass and working capital adjustments, set forth in the Purchase Agreement. A closing escrow of $3.0 million will be withheld from the purchase price until July 1, 2008, to fund any post-closing indemnification obligations of the Seller.

On February 26, 2007, the Company accepted the resignation of Leslie B. Otten from the Company’s Board of Directors, effective immediately.

On February 28, 2007, the Company’s subsidiary, Grand Summit, repaid all outstanding obligations (consisting only of deferred interest obligations) under its Construction Loan Facility. In conjunction with the repayment of all obligations under the Construction Loan Facility, the Company terminated all agreements relating to the Construction Loan Facility.     Also in connection with this transaction, Grand Summit re-purchased approximately $740,000 in seller financing notes previously assigned to and serviced by an affiliate of the lenders under the Construction Loan Facility.

On March 1, 2007, the Company completed the sale of Steamboat Ski & Resort Corporation to Intrawest Holdings S.A.R.L. (formerly Wintergames Holdings SARL) for the agreed upon cash purchase price of $265.0 million, including approximately $4.0 million in assumed debt and subject to working capital and seasonal earnings adjustments. In addition, in connection with the sale, certain Steamboat-related assets of the Company’s subsidiary Grand Summit Resort Properties, Inc. were also sold.

On March 1, 2007, the holders of the Company’s Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the “Holders”) terminated its agreement with the lenders under the Resort Senior Credit Facility that the Holders would not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities.

On March 1, 2007, in conjunction with its completion of the sale of Steamboat Ski & Resort Corporation, the Company permanently repaid all outstanding obligations under the $85.0 million term portion of its first lien loan and $105.0 million second lien term loan (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”). The Company terminated all agreements relating to the second lien term loan. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility.   In conjunction with the permanent payoff of all outstanding obligations under the Resort Senior Credit Facility, the Company terminated its interest rate swap agreement with Credit Suisse and received $825,000 on March 1, 2007, as the result of the termination. In addition, the Company wrote off the remaining balance of deferred financing costs associated with the Resort Senior Credit Facility, which totalled approximately $4.7 million as of March 1, 2007.

On March 7, 2007, the Company announced that it had initiated a strategic review of business options for its Sugarloaf and Sunday River resorts.  The Company expects to retain investment advisors to assist in marketing these resorts for possible sale.   There is currently no contractual agreement between the Company and any potential purchaser, and the terms and likelihood of any possible sale or sales are unknown.

Item 2
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: the loss or termination or our leasehold rights at The Canyons as a result of any material defaults under governing lease documents that have not been cured within applicable cure periods; failure to satisfy any of the conditions to closing of the purchase agreements relating to Mount Snow/Attitash and Killington/Pico or the buyers’ refusal to close for such agreements; changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); failure to maintain improvements to resort operating performance at the covenant levels required by our Resort Senior Credit Facility; adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

We are organized as a holding company and operate through various subsidiaries.   We develop, own and operate a range of hospitality-related businesses, including skier development programs, hotels, golf courses, restaurants and retail locations.  We also develop, market and operate ski-in/ski-out alpine villages, townhouses, condominiums, and quarter and eighth share ownership hotels.  We report our results of operations in two business segments: resort operations and real estate operations.

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

On February 16, 2007, we entered into a definitive purchase agreement with Peak Resorts, Inc. (“Peak Resorts”) to sell all of the Company’s stock in Mount Snow Ltd. (“MSL”), the owner and operator of the Mount Snow ski resort, and L.B.O. Holding, Inc. (“LBO”), the owner and operator of the Attitash ski resort. The purchase price to be paid for MSL and LBO by Peak Resorts is $73.5 million in cash, plus the assumption of approximately $2.0 million in debt and other liabilities. The purchase price is subject to certain customary adjustments, including certain working capital and earnings adjustments, set forth in the Purchase Agreement.

On February 16, 2007, we entered into a definitive purchase agreement with SP Land Company, LLC (“SP Land”) to sell substantially all of the assets comprising the Killington/Pico ski resorts in Killington, Vermont. The purchase price to be paid for the Killington/Pico resort by SP Land is $83.5 million in cash plus the assumption of approximately $5.0 million in debt and other liabilities. The purchase price is subject to certain customary adjustments, including certain season pass and working capital adjustments, set forth in the Purchase Agreement. A closing escrow of $3.0 million will be withheld from the purchase price until July 1, 2008, to fund any post-closing indemnification obligations of the Seller.

On February 26, 2007, the Company accepted the resignation of Leslie B. Otten from the Company’s Board of Directors, effective immediately.

On February 28, 2007, our subsidiary, Grand Summit, repaid all outstanding obligations (consisting only of deferred interest obligations) under its Construction Loan Facility. In conjunction with the repayment of all obligations under the Construction Loan Facility, the Company terminated all agreements relating to the Construction Loan Facility. Also in connection with this transaction, Grand Summit re-purchased approximately $740,000 in seller financing notes previously assigned to and serviced by an affiliate of the lenders under the Construction Loan Facility.

On March 1, 2007, we completed the sale of Steamboat Ski & Resort Corporation to Intrawest Holdings S.A.R.L. (formerly Wintergames Holdings SARL) for the agreed upon cash purchase price of $265.0 million, including approximately $4.0 million in assumed debt and subject to working capital and seasonal earnings adjustments. In addition, in connection with the sale, certain Steamboat-related assets of the Company’s subsidiary Grand Summit Resort Properties, Inc. were also sold.

On March 1, 2007, the holders of the Company’s Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the “Holders”) terminated its agreement with the lenders under the Resort Senior Credit Facility that the Holders would not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities.

On March 1, 2007, in conjunction with the completion of the sale of Steamboat Ski & Resort Corporation, we permanently repaid all outstanding obligations under the $85.0 million term portion of its first lien loan and $105.0 million second lien term loan (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”). We terminated all agreements relating to the second lien term loan. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility.   In conjunction with the permanent payoff of all outstanding obligations under the Resort Senior Credit Facility, we terminated the interest rate swap agreement with Credit Suisse and received $825,000 on March 1, 2007, as the result of the termination.

On March 7, 2007, we announced that we had initiated a strategic review of business options for its Sugarloaf and Sunday River resorts.  We expect to retain investment advisors to assist in marketing these resorts for possible sale.   There is currently no contractual agreement between the Company and any potential purchaser, and the terms and likelihood of any possible sale or sales are unknown.

The following is our discussion and analysis of financial condition and results of operations for the 13 and 26 weeks ended January 28, 2007.  As you read the information below, we urge you to carefully consider our fiscal 2006 Annual Report on Form 10-K filed on October 30, 2006, our quarter ended October 29, 2006 Quarterly Report on Form 10-Q filed on December 8, 2006 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.  Historical information contained therein and herein may not be indicative of results in future periods.

Liquidity and Capital Resources

Short-Term Liquidity Needs

Our primary short-term ski resort and real estate liquidity needs involve funding seasonal working capital requirements, marketing and selling real estate development projects and funding our fiscal 2007 capital improvement program.  Our cash requirements for ski-related and real estate sales activities are provided from separate sources.

As described below, we entered into a $230.0 million Resort Senior Credit Facility on November 24, 2004 and used initial borrowings thereunder to refinance our prior resort senior credit facility and redeem our $120.0 million senior subordinated notes (Senior Subordinated Notes).  On March 1, 2007, we paid off all obligations under this Facility. Additionally, on March 1, 2007, the Company terminated all agreements relating to the second lien term loan. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate amount available under the facility to $10.0 million and the elimination of the commitment fee thereunder, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility. The Company does not presently anticipate a need for additional advances under the revolving credit facility prior to the end of the fiscal quarter ending April 29, 2007.

Our primary source of short term liquidity for ski-related working capital and ski-related capital improvements are cash flows from operating activities of our remaining resort operating subsidiaries, the currently available net cash proceeds, net of certain transaction expenses, from the sale of Steamboat ski resort and allowed borrowings under our amended Resort Senior Credit Facility noted above.  The total debt outstanding under our Resort Senior Credit Facility as of January 28, 2007 was $195.1 million.  However, all outstanding balances of this Facility were paid off on March 1, 2007. Real estate working capital has historically been funded primarily through unit inventory sales and short-term rental of remaining unit inventory.  In the past, the Construction Loan Facility funded such working capital.  The Construction Loan Facility is without recourse to ASC and its subsidiaries other than Grand Summit and is collateralized by significant real estate assets of Grand Summit.  As of January 28, 2007, the carrying value of the total assets that collateralized the Construction Loan Facility was $26.6 million.  During fiscal 2006, the Company repaid in full the Senior Construction Loan, including accrued loan fees of $750,000, and repaid all principal amounts outstanding under the Subordinated Construction Loan.  The only amount remaining outstanding under the Construction Loan Facility as of January 28, 2007 was $3.2 million of accrued deferred interest under the Subordinated Construction Loan, which amount is due and payable in full in November 2007.   See “Real Estate Liquidity — Construction Loan Facility” below. On February 28, 2007, the Company’s subsidiary, Grand Summit, repaid all outstanding obligations (consisting only of deferred interest obligations) under its Construction Loan Facility. In conjunction with the repayment of all obligations under the Construction Loan Facility, the Company terminated all agreements relating to the Construction Loan Facility.

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

•                  First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

•                  Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan are provided under a single credit agreement (collectively, the First Lien Credit Agreement), mature in November 2010 and bear interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly (11.75% based on the prime rate for the Revolving Facility and 9.82% based on the LIBOR rate for the First Lien Term Loan as of January 28, 2007).  The First Lien Term Loan requires 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility is comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively.  The Second Lien Term Loan is provided under a separate credit agreement (Second Lien Credit Agreement), matures in November 2011, bears interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly (13.32% as of January 28, 2007 based on the LIBOR rate), and principal is due upon maturity.

The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of our assets, other than assets held by Grand Summit, and our obligations under the Second Lien Credit Agreement and our subsidiaries’ obligations under the related guarantees are secured by a second-priority security interest in the same assets.  Collateral matters between the lenders under the First Lien Credit Agreement and the lenders under the Second Lien Credit Agreement are governed by an intercreditor agreement.

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

Pursuant to the requirements of the Resort Senior Credit Facility, on May 23, 2005, we entered into an interest rate swap agreement for 50% of the First Lien Term Loan and the Second Lien Term Loan for a notional amount of $95.0 million.  Under the swap agreement, during the period of May 16, 2005 to November 15, 2005, we paid 4.16% and received the 6-month LIBOR rate.  During the period from November 16, 2005 to May 15, 2008, we pay 4.16% and receive the 3-month LIBOR rate.  As a result of entering into this interest rate swap agreement, we have fixed the cash-pay rate on the notional amount until the maturity of the swap agreement in May 2008. Changes in the fair value of the interest rate swap agreement are recorded in the condensed consolidated statement of operations and changes in accumulated deficit as increases or decreases in fair value of this interest rate swap agreement at each reporting period-end.  During the 26-week period ended January 28, 2007, the Company recognized $487,000 of decrease in fair value of this agreement due to market value adjustments.  The total balance sheet effect as of January 28, 2007 is a net asset of $1.6 million.

In connection with entering into the Resort Senior Credit Facility, we entered into an Exchange Agreement with the holder of the our Series A Preferred Stock and issued $76.7 million of new junior subordinated notes (New Junior Subordinated Notes) due May 2012 to the holder of our Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue interest at a rate of 11.25% upon issuance, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  However, interest is added to the principal outstanding on January 1 of each year.  On January 1, 2006 and January 1, 2007, $8.7 million and $9.7 million, respectively, of interest was added to the principal outstanding.  The New Junior Subordinated Notes are subordinated to all of our other debt obligations and all trade payables incurred in the ordinary course of our business.  None of our subsidiaries are obligated on the New Junior Subordinated Notes, and none of our assets serve as collateral for repayment of the New Junior Subordinated Notes.  The indenture governing the New Junior Subordinated Notes also restricts us from paying cash dividends or making other distributions to our shareholders subject to certain limited exceptions.

In connection with entering into the Resort Senior Credit Facility, the indenture for our Junior Subordinated Notes was amended to extend their maturity to May 2012. The Junior Subordinated Notes bear interest at a rate of 11.3025%, compounded annually and had an outstanding balance of $22.3 million as of January 28, 2007. All principal and interest is due at maturity.

We have $18.0 million of other long-term debt as of January 28, 2007.  This is comprised of $10.2 million of debt held under capital leases and $7.8 million under other notes payable with various lenders.  On March 1, 2007 the Company completed the sale of Steamboat.  As part of this sale, $1.8 million representing Steamboat’s capital lease obligations and $1.7 million representing Steamboat’s notes payable, respectively, were assumed by the purchasers.

As of January 28, 2007, the Company had $8.0 million, $82.1 million, and $105.0 million of principal outstanding under the Revolving Facility, First Lien Term Loan, and Second Lien Term Loan portions of the Resort Senior Credit Facility, respectively.  Furthermore, as of January 28, 2007, we had $1.6 million in outstanding L/Cs with $30.4 million available for additional borrowings under the Revolving Facility.

On March 1, 2007, in conjunction with its completion of the sale of Steamboat ski resort, the Company permanently repaid all outstanding obligations under the $85.0 million term portion of its first lien loan and $105.0 million second lien term loan, (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”). The Company terminated all agreements relating to the second lien term loan and terminated its interest rate swap agreement. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility.   Additionally, as the result of the sale of Steamboat, approximately $239.1 million of cash proceeds were received March 1, 2007.  After repayments under the Resort Senior Credit Facility and payment of related selling costs, approximately $45.7 million was available to the Company for liquidity needs.

The Company’s liquidity is affected by the significant outstanding debt, which includes subordinated notes and debentures and mandatorily redeemable securities (redeemable on July 31, 2007).  As a result of the Company’s highly leveraged position, significant cash is required to service payments on debt and mandatorily redeemable securities.  Consequently, cash availability for working capital needs, capital expenditures, and acquisitions, is significantly limited.  Furthermore, our amended Resort Senior Credit Facility contains significant restrictions on our ability to obtain additional sources of capital and may affect our liquidity.  These restrictions include the prepayment of subordinated notes and debentures debt and mandatorily redeemable securities, the sale of assets, the incurrence of additional indebtedness, and the issuance of preferred stock.   The Company anticipates that the cash flows from operating activities of its remaining resort operating subsidiaries, the net cash proceeds from the sale of Steamboat ski resort, and the allowed borrowings under its amended Resort Senior Credit Facility noted above will be sufficient to meet its working capital needs through the end of our second quarter of fiscal 2008.

Real Estate Liquidity

To fund working capital, Grand Summit relies on the net proceeds from the sale of real estate developed for sale, mortgage payments received for the Steamboat Grand Hotel parking facility and the lease of the commercial core at Steamboat to the resort company.

We have historically conducted substantially all of our real estate development through subsidiaries, each of which is a wholly owned subsidiary of Resort Properties.  Grand Summit owns the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (Senior Construction Loan).  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (Subordinated Construction Loan).  Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the “Construction Loan Facility”. The Construction Loan Facility is without recourse to the Company and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, the Company’s primary hotel development subsidiary.

The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat, and then 85% of the net proceeds from all units sold at the auction.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralize the Construction Loan Facility, and are subject to covenants, representations, and warranties customary for that type of construction facility.

On March 18, 2006 Grand Summit conducted an auction for the remaining unsold developer inventory at the Grand Summit Hotel at Steamboat.  The auction, together with subsequent sales activity, resulted in a near sell-out of the remaining inventory of residential units.  As of July 30, 2006, sales of $23.3 million were closed.  As a result, the Grand Summit paid off the Senior Construction Loan, including accrued loan fees of $750,000, and the principal balance of the Subordinated Construction Loan during fiscal 2006.

Until July 31, 2005, the Subordinated Construction Loan carried interest at a fixed rate of 20% per annum, payable monthly in arrears.  Fifty percent of the amount of this interest was due and payable in cash and the other fifty percent was automatically deferred until the final payment date of the Subordinated Construction Loan.  Subsequent to July 31, 2005, the interest rate under the Subordinated Construction Loan was decreased to 10% per annum, all of which was payable in cash.  The total deferred interest under the Subordinated Construction Loan as of January 28, 2007 was $3.2 million.  The remaining deferred interest balance under the Subordinated Construction Loan matures on November 30, 2007.  The Subordinated Construction Loan, including the related deferred interest balance, is secured by the same collateral that secured the Senior Construction Loan and is non-recourse to the Company and its resort operating subsidiaries other than Grand Summit.

On February 28, 2007, the Company’s subsidiary, Grand Summit, repaid all outstanding obligations (consisting only of deferred interest obligations) under its Construction Loan Facility. In conjunction with the repayment of all obligations under the Construction Loan Facility, the Company terminated all agreements relating to the Construction Loan Facility.

Long-Term Liquidity Needs

Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  For fiscal 2006, our annual maintenance capital requirements were $13.2 million.  For each of fiscal 2007 and fiscal 2008, we anticipate our on-going capital spending to be approximately $15.5 million or $12.5 million with the exclusion of Steamboat, each year, as allowed under our Resort Senior Credit Facility and excluding any contractually committed capital expenditures also allowed under our Resort Senior Credit Facility.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues, and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases, proceeds from sales of non-operating assets along with, on a going forward basis, the net proceeds received from the March 1, 2007 sale of Steamboat and our newly amended Resort Senior Credit Facility.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects, future availability of cash flows from each season’s resort operations, and future borrowing availability and covenant restrictions under the Resort Senior Credit Facility.

In conjunction with its completion of the sale of Steamboat Ski & Resort Corporation, the Company permanently repaid all outstanding obligations under the $85.0 million term portion of its first lien loan and $105.0 million second lien term loan (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”). The Company terminated all agreements relating to the second lien term loan. In addition, the Company entered into an amendment of the $40.0 million revolving facility of its first lien loan. The amendment to the revolving facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee there under, for the elimination of the annual EBITDA covenant for the fiscal quarter ending April 29, 2007, and for the approval by the revolving facility lenders of any future advances under the revolving credit facility.

The Company also has mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $75.9 million as of January 28, 2007, and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $309.5 million as of January 28, 2007, which mature and are redeemable on July 31, 2007, to the extent that we have legally available funds to effect such redemption.   There can be no assurance that we will be able to retire, redeem or refinance our preferred stock on or before its redemption date.  In conjunction with the funding of the Resort Senior Credit Facility, the holders of the Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the “Holders”) agreed with the lenders under the Resort Senior Credit Facility that the Holders would not exercise any remedies available to them as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock prior to their final maturities.  On March 1, 2007, the Holders of the Company’s Series C-1 Preferred Stock and Series C-2 Preferred Stock terminated this agreement with the lenders.

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

Contractual Obligations

There have been no material changes outside the Company’s ordinary course of business during the quarterly period ended January 28, 2007.

Off-Balance Sheet Arrangements

Other than as set forth under “Contractual Obligations” above and our interest rate swap agreement described above under “Resort Liquidity”, we do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations, business prospects, liquidity, capital expenditures, or capital resources.

Results of Operations

On March 1, 2007, the Company completed the sale of Steamboat Ski & Resort Corporation to Intrawest Holdings S.A.R.L. (formerly Wintergames Holdings SARL). In addition, in connection with the sale, certain Steamboat-related assets of the Company’s subsidiary Grand Summit Resort Properties, Inc. were also sold.  All results of operations related to Steamboat have been classified as “Income from discontinued operations” in the accompanying financial statements and are therefore excluded in the following discussion and analysis of Results of Operations for the 13 week and 26 week periods ended January 29, 2006 and January 28, 2007.

Results of Operations
For the 13 weeks ended January 29, 2006 compared to the 13 weeks ended January 28, 2007

Resort Operations:

The components of resort operations for the 13 weeks ended January 29, 2006 and the 13 weeks ended January 28, 2007 are as follows (unaudited, in thousands):

	13 weeks ended January 29, 2006	13 weeks ended January 28, 2007	Variance

Net resort revenues	$80,482	$72,594	$(7,888)

Cost of resort operations	53,025	52,380	(645)
Marketing, general and administrative	14,494	13,670	(824)
Depreciation and amortization	10,940	10,270	(670)
Total resort operating expenses	78,459	76,320	(2,139)

Income (loss) from resort operations	2,023	(3,726)	(5,749)

Interest expense, net	(15,325)	(17,336)	(2,011)
Loss from continuing resort operations	$(13,302)	$(21,062)	$(7,760)

Resort revenues were approximately $72.6 million as compared to $80.5 million, a decrease of $7.9 million, or 9.8%, for the 13 weeks ended January 28, 2007 when compared to the 13 weeks ended January 29, 2006.  Estimated total skier visits decreased 18.1% for this period over the comparable period of the previous year. Estimated skier visits at the Company’s eastern resorts were 22.8% lower than last year, primarily as a result of warm weather, rain and lack of natural snowfall. However estimated skier visits increased 4.4% at The Canyons.

Our resort segment incurred a $21.1 million loss for the 13 weeks ended January 28, 2007, compared to a $13.3 million loss for the 13 weeks ended January 29, 2006.  This $7.8 million, or 58%, increase in the loss resulted primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i)                            $7.9 million decrease in revenues;

(ii)                         $2.0 million increase in net interest expense;

Partially offset by decreases in costs:

(iii)                      $0.6 million decrease in cost of resort operations

(iv)                     $0.8 million decrease in marketing, general and administrative expenses; and

(v)                        $0.7 million decrease in depreciation and amortization expense.

Real Estate Operations:

The components of real estate operations for the 13 weeks ended January 29, 2006 and the 13 weeks ended January 28, 2007 are as follows (unaudited, in thousands):

	13 weeks ended January 29, 2006	13 weeks ended January 28, 2007	Variance

Net real estate revenues	$1,466	$837	$(629)

Cost of real estate operations	2,247	882	(1,365)
Depreciation and amortization	—	—	—
Total real estate operating expenses	2,247	882	(1,365)

Loss from real estate operations	(781)	(45)	736

Other income (expense):	—	—	—

Loss from continuing real estate operations	$(781)	$(45)	$736

Real estate revenues were approximately $0.8 million as compared to $1.5 million, a decrease of $0.6 million, or 42.9%, for the 13 weeks ended January 28, 2007 when compared to the 13 weeks ended January 29, 2006, primarily due to lower amounts of land sales.

Our real estate segment approximated break-even results for the 13 weeks ended January 28, 2007, compared to a loss from operations of $0.8 million for the 13 weeks ended January 29, 2006.  This $0.7 million decrease in loss from operations results primarily from the net effect of the following:

Decreases in costs:

(i)                                          $1.4 million decrease in cost of operations due to lower amounts of land sales as well as a $0.8 million provision for a probable settlement related to real estate development obligations at The Canyons in 2006;

Offset by decreases in revenues described above.

Benefit from income taxes:

We recorded no benefit from income taxes for either the 13 weeks ended January 29, 2006 or the 13 weeks ended January 28, 2007.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.

For the 26 weeks ended January 29, 2006 compared to the 26 weeks ended January 28, 2007

Resort Operations:

The components of resort operations for the 26 weeks ended January 29, 2006 and January 28, 2007 are as follows (unaudited, in thousands):

	26 weeks ended
	January 29, 2006	January 28, 2007	Variance

Net resort revenues	$93,987	$86,528	$(7,459)

Cost of resort operations	71,901	72,533	632
Marketing, general and administrative	23,719	23,761	42
Depreciation and amortization	13,239	12,359	(880)
Total resort operating expenses	108,859	108,653	(206)

Loss from resort operations	(14,872)	(22,125)	(7,253)
Other income (expense):
Interest expense	(29,960)	(33,984)	(4,024)
Gain on sale of property	169	—	(169)
Loss from continuing resort operations	$(44,663)	$(56,109)	$(11,446)

Resort revenues were approximately $86.5 million as compared to $94.0 million, a decrease of $7.5 million, or 7.9%, for the 26 weeks ended January 28, 2007 when compared to the 26 weeks ended January 29, 2006.   Estimated total skier visits decreased 18.1% for this period over the comparable period of the previous year. Estimated skier visits at the Company’s eastern resorts were 22.8% lower than last year, primarily as a result of warm weather, rain and lack of natural snowfall. However estimated skier visits increased 4.4% at The Canyons.

Our resort segment incurred a $56.1 million loss for the 26 weeks ended January 28, 2007, compared to a $44.7 million loss for the 26 weeks ended January 29, 2006.  This $11.4 million increase in the loss resulted primarily from the net effect of the following:

Decreases in revenues and increases in costs:

(i)                        $7.5 million decrease in revenues;

(ii)                     $0.6 million increase in cost of resort operations;

(iii)                  $0.2 million decrease in net gain on sale of property; and

(iv)                 $4.0 million increase in interest expense.

Partially offset by decreases in costs:

(v)                    $0.9 million decrease in depreciation expense.

Recent Trends:

For the four weeks ended February 25, 2007, our revenues from continuing resort operations (excluding the results of Steamboat) were approximately $1.6 million, or 4% higher than for the same period in Fiscal 2006.  Total skier visits increased by 2%. All of the increase in revenues was realized at our eastern resorts, where revenues increased $1.7 million, or 5%, and skier visits increased 4% in response to significant snowfall in early February. Revenues for our remaining western resort decreased $0.1 million, or 1%, while skier visits declined by 6% as a result of warm weather and a lack of natural snowfall in early February.  As of March 4, 2007, our hotel booking pace for the remainder of the ski season is approximately $0.5 million, or 2 % behind the pace of our bookings at the same time last year.  Based on sales earlier in the year, our season pass revenue for the remainder of the season will continue to pace slightly ahead of the comparable period of fiscal 2006.

Real Estate Operations:

The components of real estate operations for the 26 weeks ended January 29, 2006 and January 28, 2007 are as follows (unaudited, in thousands):

	26 weeks ended
	January 29, 2006	January 28, 2007	Variance

Net real estate revenues	$3,041	$2,179	$(862)

Cost of real estate operations	3,205	2,210	(995)
Depreciation and amortization	—	—	—
Total real estate operating expenses	3,205	2,210	(995)

Loss from real estate operations	(164)	(31)	133
Other income (expense):	—	—	—
Loss from continuing real estate operations	$(164)	$(31)	$133

Real estate revenues decreased by $0.9 million in the 26 weeks ended January 28, 2007 when compared to the 26 weeks ended January 29, 2006.  The decrease was primarily due to lower land sales.

Our real estate segment approximated break-even results for the 26 weeks ended January 28, 2007, compared to a loss from operations of $0.1 million for the 26 weeks ended January 29, 2006.  This $0.1 million decrease in loss from operations results primarily from the net effect of the following:

Decreases in costs:

(i)                        $1.0 million decrease in cost of operations due to lower land sales as well as a $0.8 million provision for a probable settlement related to real estate development obligations at The Canyons in 2006.

Offset by decreases in revenues described above.

Recent Trends:

On February 28, 2007, Grand Summit repaid all outstanding obligations (consisting only of deferred interest obligations) under the Construction Loan Facility.  On March 1, 2007, in conjunction with the sale of the Steamboat resort, Grand Summit sold certain of its remaining Steamboat-related assets.  The Company continues to focus its real estate segment activities on master planning, joint venture opportunities and land sales.

Benefit from income taxes:

We recorded no benefit from income taxes for either the 26 weeks ended January 29, 2006 or the 26 weeks ended January 28, 2007.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.

Item 3
Quantitative and Qualitative Disclosures about Market Risk

Through January 28, 2007 there were no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 30, 2006, as filed with the Securities and Exchange Commission on October 30, 2006.  On March 1, 2007, in connection with the sale of Steamboat, the Company paid off all of its outstanding variable interest rate debt and terminated its interest rate swap agreement.

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

(b)         Changes in internal control over financial reporting.  No change occurred in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended January 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information

Item 1A
Other Risk Factors

If we complete the sales of Killington/Pico and Mount Snow/Attitash, we will have significantly reduced the size of our operating business.

Following the completion of the Steamboat sale on March 1, 2007 and the sales of our Mount Snow, Killington, Attitash and Pico resorts, if completed, the size of our operating business will be significantly reduced. Although the Company intends to reduce its corporate overhead following the sales of Steamboat, Killington/Pico and Mount Snow/Attitash, such a reduction may take some time and may not be proportional to the reduction in the Company’s operating income resulting from these sales. As a result, our operating margins may be reduced and we may have less available capital to invest in our remaining resorts. A failure to invest in capital improvements at our resorts could reduce our ability to attract customers and adversely affect our results of operations or ability to sell our remaining resorts on optimal terms.

We may not be able to obtain necessary third party consents to the transfer of certain assets required for the closing of the proposed Killington/Pico and Mount Snow/Attitash transactions.

In addition to the other conditions that must be satisfied prior to closing the proposed Killington/Pico and Mount Snow/Attitash Transactions, we are obligated to obtain certain third party consents, including consents from the State of Vermont, the Forest Service, the FCC and certain of our landlords, lessors, lenders and debt holders, to the transfer of certain contracts or assets as part of such sales. If we are unable to obtain these consents, the sales may not be consummated. The receipt of these consents depends upon third parties over which we have no control.

The loss of any of our executive officers or key personnel would harm our business.

Our continued success depends to a significant extent upon the performance and continued service of various key management and operational personnel and the announcement of the proposed sale of Killington/Pico and Mount Snow/Attitash, as well as the potential sale of Sunday River and Sugarloaf/USA, may increase the risk that we may not retain these personnel. We have entered into long-term incentive and retention arrangements with key management and operating personnel and in conjunction with the announcement of the Killington/Pico and Mount Snow/Attitash transactions we have put retention packages in place for all or substantially all of the employees of American Skiing who were not employees of our subsidiary resorts and are not otherwise covered by employment agreements with the Company.  Nevertheless, we cannot assure you that they will continue in such roles. The loss of the services of these key personnel could have a material adverse effect on our business and operations.

Our business currently is substantially leveraged and will continue to be substantially leveraged if we do not consummate the sales of Killington/Pico and Mount Snow/Attitash or if we are unable to use the net proceeds we expect to receive from such sales to reduce our outstanding indebtedness.

After the consummation of the Steamboat sale on March 1, 2007, we had $137.6 million of total indebtedness outstanding, including $12.8 million of secured indebtedness. While we intend to use a portion of the net proceeds from the Steamboat sale and the proposed Killington/Pico and Mount Snow/Attitash transactions to repay substantially all of our outstanding indebtedness, we cannot assure you that the sales of Killington/Pico and Mount Snow/Attitash will be consummated and that we will be able to repay substantially all of our indebtedness as we currently intend. Until such debt is repaid in full, our high level of debt affects our operations in several important ways. For instance, the significant cash requirements to service our debt will continue to reduce funds available for our operations and capital expenditures. A decrease in the availability of funds will continue to make us more vulnerable to adverse general economic and industry conditions. Failure to manage cash resources or an extraordinary demand for cash outside of our normal course of business could leave us with no cash availability.

Although we believe we have sufficient liquidity to fund our operations through fiscal 2007, our ability to satisfy our preferred stock obligations following the sales of Steamboat, Killington/Pico and Mount Snow/Attitash will depend on the amount of net proceeds from the sales that remain after we have paid down the indebtedness we intend to pay with such proceeds as well as our future financial and operating performance. Our future financial and operating performance will be affected by prevailing economic conditions, financial, business, and other factors, including our decreased ability to generate significant earnings because of our substantially reduced resort asset base. Some of these factors are beyond our control. There can be no assurance that the remaining net proceeds from the sales after satisfaction of our outstanding indebtedness, our operating results, cash flows, and capital resources following the sales of Steamboat, Killington/Pico and Mount Snow/Attitash will be sufficient for us to operate our business and to redeem our Series C Preferred Stock pursuant to its terms. If our remaining net proceeds from the sales after satisfaction of our outstanding indebtedness, operating results, cash flows, or capital resources prove inadequate, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, incur new debt or seek additional equity capital. Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these activities cannot be deferred for extended periods without adversely affecting our competitive position and financial performance.

Our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products and management resources, and to engage in successful real estate development (either directly or through third parties). To the extent that we are unable to do so with the remaining net proceeds from the sales after satisfaction of our outstanding indebtedness, cash generated from operating activities, or through borrowed funds or additional equity investments, the growth and financial health of our business could be impaired.

We believe it is unlikely that we will be able to redeem all of the shares of our Series C Preferred Stock in accordance with their terms.

We are required to redeem the Series C Preferred Stock on July 31, 2007, for cash in the amount of the aggregate liquidation preference of such shares as of such date to the extent we have funds legally available to do so. On July 31, 2007, the Series C Preferred Stock will have an aggregate liquidation preference of $413.9 million. If we do not redeem all of the shares of Series C Preferred Stock on such date we would be required to redeem any unredeemed shares from time to time as we have funds legally available to do so and the liquidation preference of unredeemed shares of Series C Preferred Stock would continue to accrete at a rate of 12% per annum with respect to the Series C-1 Preferred Stock and 15% per annum with respect to the Series C-2 Preferred Stock. After satisfaction of our indebtedness, there will not be sufficient proceeds from the proposed Killington/Pico and Mount Snow/Attitash transactions to redeem all of the Series C Preferred Stock on July 31, 2007. Following the sales of Steamboat, Killington/Pico and Mount Snow/Attitash, we will have significantly fewer assets with which we would be able to generate additional cash flows to redeem the Series C Preferred Stock. We believe, therefore, that it is unlikely that we will be able to redeem all of the shares of the Series C Preferred Stock on the mandatory redemption date and we do not believe that we will be able to redeem all of the shares that will remain outstanding thereafter because we do not believe we will be able to generate sufficient cash flows to do so. If the Company is unable to refinance the Series C Preferred Stock or otherwise redeem the Series C Preferred Stock through asset sales or otherwise, the holders of the Series C Preferred Stock may seek to exercise remedies that may be available to them. In addition, because we are prohibited from paying dividends or making distributions to the holders of our Class A Common Stock or Common Stock as long any shares of the Series C Preferred Stock remain outstanding, we do not anticipate being able to pay dividends or make distributions to the holders of our Class A Common Stock or Common Stock.

Our business is highly seasonal and unfavorable weather conditions can adversely affect our business.

Ski resort operations are highly seasonal. For fiscal 2006, we realized approximately 88% of resort segment revenues and over 100% of resort segment operating income during the period from mid-November through April. Approximately 65% of this revenue was derived from Steamboat, Killington/Pico and Mount Snow/Attitash in fiscal 2006. In addition, a significant portion of resort segment revenues and approximately 26% of annual skier visits were generated during the Christmas and Presidents’ Day vacation weeks in fiscal 2006. Also, our resorts typically experience operating losses and negative cash flows for the period from May to mid-November. During the seven-month period from May through November 2006, for example, we had operating losses from resort segment operations aggregating $113.2 million and negative cash flows from resort segment operating activities aggregating $26.1 million. These losses from resort segment operations include non-cash interest and dividends on mandatorily redeemable preferred stock of $38.5 million included in interest expense. Approximately 45% of the remainder of such operating losses were attributable to Steamboat, Killington/Pico and Mount Snow/Attitash. There can be no assurances that we will be able to finance our capital requirements from external sources during the period from May through November, particularly following the sales of Steamboat, Killington/Pico and Mount Snow/Attitash.

A high degree of seasonality in our revenues increases the impact of certain events on our operating results. Adverse weather conditions, access route closures, equipment failures and other developments of even moderate or limited duration occurring during our peak business periods could reduce our revenues. Adverse weather conditions can also increase power and other operating costs associated with snowmaking or can render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Furthermore, unfavorable weather conditions, regardless of actual skiing conditions, can result in decreased skier visits and the early ski season snow conditions and skier perception of early ski season snow conditions influence the momentum and success of the overall ski season. In light of the recently completed Steamboat sale, following the consummation of the proposed Killington/Pico and Mount Snow/Attitash transactions, our resort operations will be located in Maine and Utah and adverse weather conditions occurring in those states may have a more significant impact on the results of operations and visitation than was previously the case. There is no way for us to predict future weather patterns or the impact that weather patterns may have on the results of operations or visitation.

Our business requires significant capital expenditures. These expenditures do not, however, guarantee improved results.

Although we believe that capital expenditures above maintenance levels can be deferred to address cash flow or other constraints, these expenditures cannot be deferred for extended periods without adversely affecting our competitive position and financial performance. Our financial performance depends, in part, on our ability to maintain and improve the quality of our facilities, products, and management resources and to engage in successful real estate development (either directly or through third parties). In addition, one of our credit facilities limits the amount of non-real estate capital expenditures we can make. If we are unable to discharge our indebtedness under this credit facility, to the extent that we are prohibited from making capital expenditures or are unable to obtain the funds to do so with cash generated from operating activities or from borrowed funds or additional equity investments, our financial condition and results of operations could be affected.

Historically, a key element of our strategy has been attracting additional skiers through investment in on-mountain capital improvements. These improvements are capital intensive and a lack of available funds for capital expenditures could have a material adverse effect on our ability to implement our operating strategy. We intend to finance resort capital improvements through internally generated funds. Following the consummation of the proposed Killington/Pico and Mount Snow/Attitash transactions, our asset base (and operating income) will be significantly reduced and our ability to generate funds internally to finance these resort capital improvements will be significantly reduced, however, we expect to retain the remaining net proceeds from the sales, if any, after satisfaction of our outstanding indebtedness, if any, to fund our operations and make capital expenditures as needed. Nevertheless, there can be no assurance that sufficient funds will be available to fund these capital improvements or that these capital improvements will attract additional skiers or generate additional revenues.

Failure to cure the alleged default under the Ground Lease at The Canyons could have a material adverse effect on the Company and could adversely impact our ability to sell that resort.

We are currently in dispute with Wolf Mountain Resorts, LLC (“Wolf”), one of our landlords at The Canyons, regarding the lease between us.  The Utah District Court has granted us a temporary restraining order and amended a previous injunction to prohibit Wolf from terminating the lease unless and until the Court finds that we have breached the lease and that Wolf is entitled to terminate the lease as a result of our breach.  Even though we strongly believe that we are presently in compliance with all material provisions of our lease with Wolf, there can be no assurance that the Utah District Court will agree that we are not in default or that we have taken the steps necessary to cure any default.  In the event that the District Court finds that we are in default and the actions we have taken are not sufficient to cure the defaults raised by Wolf under the lease, and if we are unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which we believe to be minimal and/or speculative) and/or termination of our lease with Wolf.  Termination of the lease would significantly reduce the value of our operation at The Canyons, and would materially curtail, if not completely eliminate, our ability to obtain recurring revenues from those assets.  In the event of termination of the lease, Wolf may have certain rights to repurchase for fair market value certain of our assets which are used in conjunction with our operation of The Canyons.  Wolf’s right to terminate the lease is subject to certain rights of cure and foreclosure in favor of our lenders.  In addition, termination of the lease by Wolf would likely cause a default under our Resort Senior Credit Facility.

Item 4
Submission of Matters to a Vote of Security Holders

On January 8, 2007, the Company held its Annual Meeting of its shareholders to approve:

•                  The election of the Company’s Board of Directors; and

•                  The ratification of KPMG LLP as the Company’s independent auditors for the 2007 fiscal year.

The Company did solicit proxies with respect to the Annual Meeting, and the Board of Directors listed in the Company’s proxy statement with respect to the Annual Meeting was re-elected in its entirety.

The results of the Annual Meeting were as follows:

Board Election:

	Voting For		Voting Against or Withheld	Abstaining	Broker Non-Votes
William J. Fair	14,218,878	(1)	271,832	0
David Hawkes	14,213,028	(1)	277,682	0
Paul Wachter	13,448,092	(1)	1,042,618	0
Leslie B. Otten	14,760,530	(2)	0	0	0
Gordon Gillies	14,760,530	(2)	0	0	0
William Janes	14,760,530	(2)	0	0	0
Robert Branson	14,760,530	(2)	0	0	0
Edward Dardani	150,000	(3)	0	0	0
Steven Gruber	150,000	(3)	0	0	0
Jay Crandall	150,000	(3)	0	0	0

(1)          Messrs. Fair, Hawkes and Wachter were elected by the holders of the Company’s common stock.

(2)          Messrs. Otten, Gillies, Janes and Branson were elected by the holders of the Company’s Class A common stock.

(3)          Messrs. Dardani, Gruber and Crandall were elected by the holders of the Company’s Series B preferred stock.

Ratification of KPMG LLP:

	Voting For		Voting Against	Abstaining	Broker Non-Votes
Common Stock	14,287,262		133,512	69,936
Class A Common Stock	14,760,530		0	0	0
Series C-1 Preferred Stock	59,283,583	(1)	0	0	0
Total All Classes	88,331,375	(1)	133,512	69,936

(1) The Series C-1 preferred stock votes together with common stock on an “as-if-converted” basis.  The 40,000 shares of Series C-1 preferred stock, which were voted at the meeting, together with accrued and unpaid dividends, had a voting right equal to 59,283,583 shares of common stock as of the date of the Annual Meeting.  The results set forth in the “Total All Classes” row is calculated using this as-if-converted number.

Item 6
Exhibits

Included herewith are the following exhibits:

Exhibit No.	Description
10.1	Amendment to American Skiing Company Phantom Equity Plan. dated December 11, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 14, 2006).

10.2

Purchase Agreement by and among Steamboat Ski & Resort Corporation, American Skiing Company, Steamboat Acquisition Corp. and Wintergames Holdings SARL dated December 18, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 1, 2007).

10.3

First Amendment and Waiver to First Lien Credit Agreement among American Skiing Company, certain of its subsidiaries as borrowers, and General Electric Capital Corporation as Agent for the lenders thereunder, dated March 1, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 1, 2007).

10.4

Purchase Agreement by and among American Skiing Company, Killington, Ltd., Paico Ski Area Management Company and SP Land Company, LLC dated February 16, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 6, 2007).

10.5

Purchase Agreement by and among American Skiing Company, Mount Snow, Ltd., LBO Holding, Inc., and Peak Resorts, Inc. dated February 16, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 6, 2007).

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

Date: March 14, 2007
	By:	/s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Helen E. Wallace
Helen E. Wallace
Senior Vice President, Chief
Financial Officer
(Principal Financial Officer)