Form 10-Q
period 2007-04-29
AMERICAN SKIING CO /ME
filed 2007-06-13
CIK 1043432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 1-13507

American Skiing Company

(Exact name of registrant as specified in its charter)

Delaware	04-3373730
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of June 1, 2007, 31,758,343 shares of common stock were issued and outstanding; of which 14,760,530 shares were Class A common stock.

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit for the 13 weeks ended April 30, 2006 and April 29, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit for the 39 weeks ended April 30, 2006 and April 29, 2007 (unaudited)	4

	Condensed Consolidated Balance Sheets as of July 30, 2006 and April 29, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended April 30, 2006 and April 29, 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	24

	Liquidity and Capital Resources	26

	Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II – Other Information

Item 1A.	Other Risk Factors	33

Item 4.	Submission of Matters to Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Part I - Financial Information

Item 1 Financial Statements

American Skiing Company and Subsidiaries

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit

(In thousands, except per share amounts)

	13 weeks ended
	April 30, 2006	April 29, 2007
	(unaudited)	(unaudited)
Net revenues:
Resort	$46,978	$48,847
Real estate	1,173	2,867
Total net revenues	48,151	51,714

Operating expenses:
Resort	23,305	23,108
Real estate	1,038	1,466
Marketing, general and administrative	7,628	17,603
Depreciation and amortization	5,086	4,700
Total operating expenses	37,057	46,877

Income from operations	11,094	4,837

Interest income	161	572
Interest expense	(12,177)	(14,203)

Loss from continuing operations, net of taxes of $0 for 2006 and 2007	(922)	(8,794)

Income from discontinued operations, net of taxes of $0 for 2006 and $3,127 for 2007 (Note 10)	30,335	202,497

Net income	$29,413	$193,703

Accumulated deficit, beginning of period	$(670,400)	$(742,805)

Net income	29,413	193,703

Accumulated deficit, end of period	$(640,987)	$(549,102)

Basic and diluted net income (loss) per common share

Loss from continuing operations	$(0.03)	$(0.28)
Income from discontinued operations	0.37	$2.33
Net income attributable to common stockholders	$0.34	$2.05

Basic and diluted weighted average common shares outstanding	31,738	31,749

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries

Condensed Consolidated Statements of Operations and Changes in Accumulated Deficit

(In thousands, except per share amounts)

	39 weeks ended
	April 30, 2006	April 29, 2007
	(unaudited)	(unaudited)
Net revenues:
Resort	$89,542	$91,307
Real estate	2,979	4,767
Total net revenues	92,521	96,074

Operating expenses:
Resort	55,777	57,329
Real estate	3,467	3,248
Marketing, general and administrative	22,227	32,607
Depreciation and amortization	11,365	10,290
Total operating expenses	92,836	103,474

Loss from operations	(315)	(7,400)

Interest income	173	590
Interest expense	(35,776)	(40,920)
Gain on sale of property	169	—

Loss from continuing operations, net of taxes of $0 for 2006 and 2007	(35,749)	(47,730)

Income from discontinued operations, net of taxes of $0 for 2006 and $3,127 for 2007 (Note 10)	11,642	181,161

Net income (loss)	$(24,107)	$133,431

Accumulated deficit, beginning of period	$(616,880)	$(682,533)

Net income (loss)	(24,107)	133,431

Accumulated deficit, end of period	$(640,987)	$(549,102)

Basic and diluted net income (loss) per common share

Loss from continuing operations	$(1.13)	$(1.50)
Income from discontinued operations	0.37	2.92
Net income (loss) attributable to common stockholders	$(0.76)	$1.42

Basic and diluted weighted average common shares outstanding	31,738	31,742

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	July 30, 2006	April 29, 2007
	(unaudited)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,269	$64,414
Restricted cash	2,679	232
Accounts receivable, net	6,273	10,918
Inventory	4,115	1,398
Prepaid expenses and other	2,885	2,416
Assets held for sale (Note 10)	—	91,400
Deferred income taxes	3,923	2,015
Total current assets	26,144	172,793

Property and equipment, net	330,231	117,609
Real estate developed for sale	2,191	1,540
Intangible assets, net	6,249	6,035
Deferred financing costs, net	5,361	—
Other assets	12,488	7,438
Total assets	$382,664	$305,415

(continued on next page)

See accompanying Notes to Condensed Consolidated Financial Statements

	July 30, 2006	April 29, 2007
	(unaudited)	(unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$9,286	$1,382
Accounts payable and other current liabilities	42,155	39,357
Deposits and deferred revenue	25,144	6,352
Liabilities related to assets held for sale (Note 10)	—	18,890
Subordinated notes and debentures	—	81,200
Total current liabilities	76,585	147,181

Long-term debt, net of current portion	198,021	1,133
Subordinated notes and debentures	113,685	—
Other long-term liabilities	12,259	2,578
Deferred income taxes	3,923	2,015
Mandatorily Redeemable 8½% Series B Convertible Participating Preferred Stock, par value of $0.01 per share; 150,000 shares authorized, issued, and outstanding (redemption value of $0)	—	—
Mandatorily Redeemable Convertible Participating 12% Series C-1 Preferred Stock, par value of $0.01 per share; 40,000 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $71,530 and $78,144, respectively)	71,320	78,085
Mandatorily Redeemable 15% Nonvoting Series C-2 Preferred Stock, par value of $0.01 per share; 139,453 shares authorized, issued, and outstanding, including cumulative dividends (redemption value of $287,624 and $321,115, respectively)	286,801	320,882
Mandatorily Redeemable Nonvoting Series D Participating Preferred Stock, par value of $0.01 per share; 5,000 shares authorized; no shares issued or outstanding	—	—
Total liabilities	762,594	551,874

Stockholders’ deficit
Common stock, Class A, par value of $0.01 per share; 15,000,000 shares authorized; 14,760,530 shares issued and outstanding	148	148
Common stock, par value of $0.01 per share; 100,000,000 shares authorized;16,977,753 and 16,997,813 shares issued and outstanding, respectively	170	170
Additional paid-in capital	302,285	302,325
Accumulated deficit	(682,533)	(549,102)
Total stockholders’ deficit	(379,930)	(246,459)
Total liabilities and stockholders’ deficit	$382,664	$305,415

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	39 weeks ended
	April 30, 2006	April 29, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(24,107)	$133,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,365	10,290
Amortization of deferred financing costs and accretion of discount and dividends on mandatorily redeemable preferred stock	36,169	41,491
Non-cash interest on junior subordinated notes	9,012	9,607
Non-cash (increase) decrease in fair value of interest rate swap agreement	(1,710)	1,250
Phantom Equity Plan compensation expense	217	10,498
Gain from sale of resort assets	(357)	(10)
Cash flows from discontinued operations (Note 10)	33,121	(188,006)
Decrease (increase) in assets:
Restricted cash	(107)	1,984
Accounts receivable, net	(2,477)	(3,109)
Inventory	(486)	339
Prepaid expenses and other	883	218
Real estate developed for sale	18	(767)
Other assets	(108)	240
Increase (decrease) in liabilities:
Accounts payable and other current liabilities	2,859	4,040
Deposits and deferred revenue	(672)	(5,592)
Other long-term liabilities	(51)	(3,552)
Net cash provided by operating activities	63,569	12,352

Cash flows from investing activities
Capital expenditures	(4,098)	(9,655)
Proceeds from sale of property	1,164	248
Proceeds from sale of resorts	—	300,935
Investments in discontinued operations (Note 10)	(2,594)	(6,006)
Net cash provided by (used) in investing activities	(5,528)	285,522

Cash flows from financing activities
Proceeds from resort senior credit facilities	47,475	50,340
Repayment of resort senior credit facilities	(62,068)	(242,320)
Repayment of long-term debt	(2,022)	(1,737)
Payments of subordinated debt	—	(39,277)
Proceeds from exercise of stock options	—	40
Financing activities of discontinued operations (Note 10)	(23,556)	(6,775)
Net cash used in financing activities	(40,171)	(239,729)

Net increase in cash and cash equivalents	17,870	58,145
Cash and cash equivalents, beginning of period	6,216	6,269
Cash and cash equivalents, end of period	$24,086	$64,414

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,005	$30,452
Acquisition of equipment held under capital leases	4,637	4,216
Addition of interest to principal outstanding for New Junior Subordinated Notes	8,728	9,710

See accompanying Notes to Condensed Consolidated Financial Statements

American Skiing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General

American Skiing Company (“ASC”), a Delaware corporation, and its subsidiaries (collectively, the “Company”) own and operate resort facilities, real estate development companies, golf courses, ski and golf schools, retail shops, and other related companies. The Company has historically conducted its resort operations through its wholly owned subsidiaries which operated the following ski resorts during the 39 weeks ended April 29, 2007 and the year ended July 30, 2006 (“fiscal 2006”): Sugarloaf/USA and Sunday River in Maine, Attitash in New Hampshire, Killington/Pico and Mount Snow in Vermont, The Canyons in Utah, and Steamboat in Colorado.  The Company has historically conducted its real estate development operations through its wholly owned subsidiary, American Skiing Company Resort Properties (“Resort Properties”), and Resort Properties’ subsidiaries, including Grand Summit Resort Properties, Inc. (“Grand Summit”) and The Canyons Resort Properties, Inc.

The Company reports its results of operations in two business segments, resort operations and real estate operations.  The Company’s fiscal year is a fifty-two week or fifty-three week period ending on the last Sunday of July.  Fiscal 2006 and fiscal 2007 are fifty-two week reporting periods, with each quarter consisting of 13 weeks. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

On March 1, 2007, the Company completed the sale of its subsidiary Steamboat Ski & Resort Corporation (“Steamboat Corporation”) to Intrawest Holdings S.A.R.L. and Steamboat Acquisition Corp. (the “Steamboat Sale”).  On April 4, 2007, the Company completed the sale of its subsidiaries, Mount Snow, Ltd., the owner and operator of the Mount Snow ski resort, and LBO Holding, Inc., the owner and operator of the Attitash ski resort, to Peak Resorts, Inc. (the “Mount Snow/Attitash Sale”).  On May 11, 2007, the Company completed the sale of the assets of its subsidiaries, Killington, Ltd., and Pico Ski Area Management Company, Inc., to MBT Killington, LLC, AMSC Killington, LLC, and SP II Resort, LLC, as tenants-in-common (the “Killington/Pico Sale”).  The Company has accounted for these sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, all results from operations for Steamboat, Mount Snow, Attitash and Killington/Pico for the 13 and 39 weeks ended have been removed from continuing operations and classified as discontinued operations in the accompanying condensed consolidated statements of operations.    Because the Killington/Pico Sale occurred subsequent to periods presented herein, the assets and liabilities related to Killington and Pico have been reclassified as held for sale in the accompanying condensed consolidated balance sheets as of April 29, 2007.

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

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with an original maturity to the Company of three months or less to be cash equivalents.  Cash equivalents, which consisted of short-term certificates of deposit, totaled approximately $0.7 million as of July 30, 2006 and April 29, 2007, respectively.

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

Goodwill and Other Intangible Assets

As prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets,” certain indefinite-lived intangible assets, including trademarks, are no longer amortized but are subject to annual impairment assessments.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Definite-lived intangible assets continue to be amortized on a straight-line basis over their estimated useful lives of 31 years, and assessed for impairment utilizing guidance provided by SFAS No. 144.

As of July 30, 2006 and April 29, 2007, other intangible assets consist of the following (in thousands):

	July 30, 2006	April 29, 2007
Definite-lived Intangible Assets:
Lease agreements	$1,853	$1,853
Less accumulated amortization	(462)	(506)
	1,391	1,347

Indefinite-lived Intangible Assets:
Trade names	170	—
Water rights	4,688	4,688
Intangible Assets, net	$6,249	$6,035

Amortization expense related to intangible assets was approximately $15,000 for both the 13 weeks ended April 30, 2006 and the 13 weeks ended April 29, 2007, and approximately $44,000 for both the 39 weeks ended April 30, 2006 and the 39 weeks ended April 29, 2007.  Future amortization expense related to definite-lived intangible assets is estimated to be approximately $58,000 for each of the next five fiscal years.

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

Assets Held for Sale and Discontinued Operations

Assets to be disposed of are classified separately as assets held for sale when their sale becomes probable as defined by the provisions of SFAS No. 144, at which time they are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.  Revenues and expenses from operations related to the assets to be sold are classified as results from discontinued operations.  Interest expense related to debt to be assumed or debt required to be paid off as part of a sale transaction is also classified as results from discontinued operations.   No general allocation of interest expense on other debt is included in results from discontinued operations.

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

Stock Option Plan

Effective August 1, 1997, the Company established a fixed stock option plan, the American Skiing Company Stock Option Plan (the “Plan”), which is more fully described in Note 2 of the Company’s fiscal 2006 Annual Report on Form 10-K, that provides for the grant of incentive and non-qualified stock options for the purchase of up to 8,688,699 shares of the Company’s common stock by officers, management employees, members of the board of directors of the Company and its subsidiaries, and other key persons (eligible for nonqualified stock options only) as designated by the Compensation Committee.  The Plan has no restricted stock option component.  Additionally, there have been no options granted since July 2001.

The following table summarizes stock option activity during the 39 weeks ended April 29, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 30, 2006	3,811,187	$4.26
Granted	—
Exercised	(20,060)	$2.00
Forfeited	—
Outstanding at April 29, 2007	3,791,127	$4.27	2.49

Options vested at April 29, 2007	3,791,127	$4.27	2.49
Exercisable at April 29, 2007	3,791,127	$4.27	2.49

During fiscal 1998, the Company granted non-qualified options under the Plan to certain key members of management to purchase 672,010 shares of common stock with an exercise price of $2.00 per share when the fair value of the stock was estimated to be $18.00 per share. The majority of these options (511,530 shares) were granted to members of senior management and were 100% vested on the date of grant.  Accordingly, the Company recognized stock compensation expense of $8.1 million in fiscal 1998 relating to the grants based on the intrinsic value of the option of $16.00 per share.  Under these senior management grant agreements, the Company also agreed to pay the optionees a fixed tax “bonus” in the aggregate of $5.8 million to provide for certain fixed tax liabilities that the optionees would incur upon exercise.  The liability for this fixed tax bonus has been reduced to reflect $5.6 million in tax bonus payments made through April 29, 2007 in connection with options exercised, including $0.2 million paid during the 13 weeks then ended associated with the exercise of options to purchase 20,060 shares.  The remaining $0.2 million tax bonus liability is reflected in accounts payable and other current liabilities in the accompanying condensed consolidated balance sheet as of April 29, 2007.  The remainder of these original $2.00 options (160,480 shares) were granted under the Plan to certain members of management and were expensed as they vested through July 30, 2003.

In all periods presented, the Company’s stock options, including options exercised during the quarter and options outstanding and exercisable at April 29, 2007, had no intrinsic value.

Derivative Financial Instruments

All derivatives are recognized in the condensed consolidated balance sheets at their fair values.  During fiscal 2005, the Company entered into an interest rate swap agreement covering a notional amount of $95.0 million related to its Resort Senior Credit Facility.  The agreement is adjusted to market value at each reporting period and the increase or decrease is reflected in the condensed consolidated statement of operations.  For the 13-week period ended April 29, 2007, the Company recognized $0.8 million of non-cash loss from market value adjustments to this agreement, compared to $0.7 million of non-cash income in the corresponding period of the prior year.  For the 39-week period ended April 29, 2007, the Company recognized $1.3 million of non-cash loss from market value adjustments to this agreement, compared to $1.7 million of non-cash income in the corresponding period of the prior year.  As described in Note 10, the interest rate swap agreement was terminated on March 1, 2007, at which time it had a market value of $0.8 million.

Accounting for Variable Interest Entities

On May 14, 2004, Resort Properties completed the restructuring of its real estate term loan facility from Fleet National Bank, Ski Partners, LLC, and Oak Hill Capital Partners (the “Real Estate Term Facility’).  As a result of the restructuring, a new business venture called SP Land Company, LLC (“SP Land”) was created by Ski Partners, LLC, Resort Properties, and Killington, Ltd. (“Killington”) (an ASC subsidiary).  As part of the restructuring, certain developmental land parcels at the Killington resort and cash with a combined carrying value of approximately $2.2 million were transferred by Resort Properties and Killington into SP Land Company, LLC, together with all indebtedness, including related interest and fees, under the Real Estate Term Facility held by Fleet National Bank and Ski Partners, LLC (Tranche A and B of the Real Estate Term Facility) totaling $55.4 million.   Collectively, Killington and Resort Properties own 25% of the membership interests of SP Land.  The remaining 75% of the membership interests in SP Land is owned by Ski Partners, LLC, together with a preferential interest in SP Land of approximately $37.2 million.  In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities”, and APB No. 18, SP Land is a variable interest entity and is accounted for on the equity method because it does not meet the requirements for consolidation.

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

In October 2004, the Company, through one of its subsidiaries, acquired a 49% interest in SS Associates, LLC (“SS Associates”) by contributing its rights to purchase a building to SS Associates and by making a refundable security deposit of $0.4 million.  In accordance with FIN No. 46R, “Consolidation of Variable Interest Entities”, the Company consolidates SS Associates because it meets the requirements of a variable interest entity for which the Company is the primary beneficiary.

SS Associates purchased a building in October 2004 for $3.5 million (including costs to close) through cash and long-term debt of $2.5 million.  The loan is secured by the building and has 59 monthly payments of $29,000 and a final payment in October 2009 of $1.5 million and bears interest at 6.5% per year.  SS Associates is obligated on the loan and none of the Company’s remaining subsidiaries are obligated.  SS Associates leases the building to the Company for $0.5 million per year.  The non-ASC owned interest in SS Associates of $0.6 million (owned in part by certain members of mid-level management at the Company’s Killington resort) is included in liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet as of April 29, 2007.

In connection with the Killington/Pico Sale, the Company sold its ownership interests in SP Land, Cherry Knoll and SS Associates.

Reclassifications

Certain amounts in the prior period’s financial statements and related notes have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Standards

In June 2005, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  Specifically, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The accounting provisions of FIN No. 48 will become effective beginning with the first quarter of the Company’s 2008 fiscal year.  The Company is currently reviewing the requirements of FIN No. 48 and has not yet determined the impact, if any, on its financial position or results of operations.

In 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB No. 108”), which requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current year financial statements.  The SAB does not change the SEC staff’s previous guidance on evaluating the qualitative materiality of errors.  The SAB allows registrants to record the effects of adopting the guidance as a one-time cumulative-effect adjustment to retained earnings no later than the end of the first year of adoption.  The accounting provisions of SAB No. 108 are effective no later than the end of the Company’s 2007 fiscal year, at which time the Company intends to adopt them.  The Company is currently reviewing the requirements of SAB No. 108 and has not yet determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position and results of operations.

3.  Net Income (loss) per Common Share

Net income (loss) per common share for the 13 weeks and for the 39 weeks ended April 30, 2006 and April 29, 2007, respectively, was determined based on the following data (in thousands):

	13 weeks ended April 30, 2006	13 weeks ended April 29, 2007	39 weeks ended April 30, 2006	39 weeks ended April 29, 2007
Income (Loss)

Loss from continuing operations	$(922)	$(8,794)	$(35,749)	$(47,730)
Less: amounts allocated to participating securities	—	—	—	—
Loss attributable to common stockholders	$(922)	$(8,794)	$(35,749)	$(47,730)

Income from discontinued operations	30,335	202,497	11,642	181,161
Less: amounts allocated to participating securities	(18,720)	(128,462)	—	(88,497)
Income attributable to common stockholders	$11,615	$74,035	$11,642	$92,664

Net income (loss)	29,413	193,703	(24,107)	133,431
Less: amounts allocated to participating securities	(18,720)	(128,462)	—	(88,497)
Net income (loss) attributable to common stockholders	$10,693	$65,241	$(24,107)	$44,934

Shares
Basic and diluted weighted average common shares outstanding	31,738	31,749	31,738	31,742

The Company accounts for its earnings per share under Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two Class Method Under FAS No. 128, Earnings per Share”.  The Company’s mandatorily redeemable 12% Series C-1 Convertible Participating Preferred Stock (“Series C-1 Preferred Stock”) is a participating security because it may participate in dividends with common stock.  Accordingly, net income is allocated to each security based on the ratio of the number of shares if-converted to the total number of shares.  In periods when a net loss is incurred, the net loss is not allocated to the Series C-1 Preferred Stock because it does not have a contractual obligation to share in the losses of the Company, and the impact of inclusion would be anti-dilutive.

As of April 30, 2006 and April 29, 2007, the Company had 14,760,530 shares of its Class A common stock outstanding, respectively, which are convertible into shares of the Company’s common stock. The shares of the Company’s common stock issuable upon conversion of the shares of the Company’s Class A common stock have been included in the calculation of the weighted average common shares outstanding.  As of April 30, 2006 and April 29, 2007, the Company had 40,000 shares of its Series C-1 Preferred Stock outstanding, respectively, which are convertible into shares of the Company’s common stock.  If converted at their liquidation preferences as of April 30, 2006 and April 29, 2007, these convertible preferred shares would convert into approximately 55,561,000 and 62,515,000 shares of common stock, respectively.  For the 13 weeks and 39 weeks ended April 30, 2006 and April 29, 2007, the common shares into which these preferred securities are convertible have not been included in the dilutive share calculation as the impact of their inclusion would be anti-dilutive.  The Company also had options outstanding to purchase 3,811,187 and 3,791,127 shares of its common stock under the Plan as of April 30, 2006 and April 29, 2007, respectively.  These stock options are excluded from the dilutive share calculation, as the impact of their inclusion would be anti-dilutive.

4.  Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has classified its operations into two business segments; resort operations and real estate operations.  Revenues at each of the resorts are derived from the same lines of business which include lift ticket sales, food and beverage, retail sales including rental and repair, skier development, lodging and property management, golf, other summer activities and miscellaneous revenue sources.  The performance of the resorts is evaluated on the same basis of profit or loss from operations.  Additionally, each of the resorts has historically produced similar operating margins and attracts the same class of customer.  Based on the similarities of the operations at each of the resorts, the Company has concluded that the resorts satisfy the aggregation criteria set forth in SFAS No. 131.  The Company’s real estate revenues are derived from the sale, resale, and leasing of interests in real estate at its resorts and the sale of other real property interests.  Revenues and operating losses from continuing operations for each of the two business segments excluding discontinued operations are as follows (in thousands):

	13 weeks ended April 30, 2006	13 weeks ended April 29, 2007	39 weeks ended April 30, 2006	39 weeks ended April 29, 2007

Revenues:
Resort	$46,978	$48,847	$89,542	$91,307
Real estate	1,173	2,867	2,979	4,767
Total	$48,151	$51,714	$92,521	$96,074

Income (loss) from continuing operations:
Resort	$(1,057)	$(10,195)	$(35,261)	$(49,249)
Real estate	135	1,401	(488)	1,519
Total	$(922)	$(8,794)	$(35,749)	$(47,730)

Identifiable assets for the two business segments and a reconciliation of the totals reported for the operating segments to the totals reported in the condensed consolidated balance sheets is as follows (in thousands):

	July 30, 2006	April 29, 2007
Identifiable Assets:
Resort	$347,493	$202,102
Real estate	29,687	8,551
	$377,180	$210,653
Assets:
Identifiable assets for segments	$377,180	$210,653
Assets held for sale	—	91,400
Intangible and deferred income tax assets not allocated to segments	5,484	3,362
Total consolidated assets	$382,664	$305,415

5.  Long-Term Debt

Resort Senior Credit Facility

The Company entered into agreements dated November 24, 2004 with Credit Suisse, GE Capital, and other lenders whereby the lenders provided the Company with a $230.0 million senior secured loan facility (“Resort Senior Credit Facility”) consisting of a revolving credit facility and two term loan facilities.  The proceeds of the Resort Senior Credit Facility were used to repay in full the previously existing resort senior credit facility and redeem the Company’s $120.0 million senior subordinated notes (“Senior Subordinated Notes”), as well as to pay fees and expenses related to the transaction.  The Resort Senior Credit Facility consisted of the following:

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

•                  First Lien Term Loan - $85.0 million borrowed on the funding date of November 24, 2004.

•                  Second Lien Term Loan - $105.0 million borrowed on the funding date of November 24, 2004.

The Revolving Facility and First Lien Term Loan were provided under a single credit agreement (collectively, the “First Lien Credit Agreement”), maturing in November 2010 and earning interest, at the option of the Company, either at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 3.5%, or at a rate equal to LIBOR (as defined) plus 4.5%, payable quarterly   The First Lien Term Loan required 23 quarterly principal payments of $212,500 beginning on January 15, 2005 and a final payment of $80.1 million in November 2010. The Revolving Facility was comprised of two sub-facilities, each in the amount of $20.0 million and each with separate fees for the unused portion of the facilities in the amounts of 1.0% and 4.5% per annum, respectively.  The Second Lien Term Loan was provided under a separate credit agreement (“Second Lien Credit Agreement”), maturing in November 2011, earning interest at a rate equal to the prime rate, as publicly quoted in The Wall Street Journal, plus 7.0%, or at a rate equal to LIBOR (as defined) plus 8.0%, payable quarterly and principal was due upon maturity.

The Revolving Facility and the First Lien Term Loan obligations under the First Lien Credit Agreement and the related guarantees are secured by a first-priority security interest in substantially all of the Company’s assets, other than assets held by Grand Summit, and the Company’s obligations under the Second Lien Credit Agreement and the Company’s subsidiaries’ obligations under the related guarantees were secured by a second-priority security interest in the same assets.

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

On March 1, 2007, in conjunction with its completion of the Steamboat Sale, the Company permanently repaid all outstanding obligations under the $85.0 million First Lien Term Loan and the $105.0 million Second Lien Term Loan.  Additionally, with the permanent payoff of all outstanding term loan obligations under the Resort Senior Credit Facility, the Company terminated its interest rate swap agreement and received $0.8 million as the result of the termination.  Also, the Company wrote off the remaining balance of deferred financing costs associated with the Resort Senior Credit Facility, which totaled approximately $4.7 million as of March 1, 2007. Amounts related to deferred financing costs are included in discontinued operations in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows.

In addition, the Company entered into an amendment of the $40.0 million Revolving Facility under the First Lien Credit Agreement. The amendment to the Revolving Facility, effective through July 29, 2007, provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, the elimination of the annual EBITDA covenant through July 29, 2007, and requires the approval by the Revolving Facility lenders of any future advances under the Revolving Facility.  As of April 29, 2007, the Company had $1.4 million in outstanding Letters of Credit with $8.6 million available for additional borrowings under the Revolving Facility.  The Company was in compliance with all financial covenants of the Resort Senior Credit Facility as of April 29, 2007.

Construction Loan Facility

The Company has historically conducted substantially all of its real estate development through subsidiaries, each of which is a wholly-owned subsidiary of Resort Properties.  Grand Summit owned the existing Grand Summit Hotel project at Steamboat, which was primarily financed through a $110.0 million Senior Construction Loan (“Senior Construction Loan”).  Due to construction delays and cost increases at the Steamboat Grand Hotel project, on July 25, 2000, Grand Summit entered into the $10.0 million Subordinated Construction Loan, which was subsequently increased to $10.6 million in December 2003 (“Subordinated Construction Loan”).  Together, the Senior Construction Loan and the Subordinated Construction Loan comprise the “Construction Loan Facility”.    The Construction Loan Facility was without recourse to ASC and its resort operating subsidiaries and is collateralized by significant real estate assets of Resort Properties and its subsidiaries, including the assets and stock of Grand Summit, the Company’s primary hotel development subsidiary.

The outstanding principal amounts under the Construction Loan Facility were payable incrementally as quarter and eighth share unit sales were closed, based on a predetermined per unit amount, which approximated between 70% and 80% of the net proceeds of each closing up until the March 18, 2006 auction held at Steamboat and then 85% of the net proceeds from all units sold at the auction.  Mortgages against the commercial core units and unsold unit inventory at the Grand Summit Hotel at Steamboat and a promissory note from the Steamboat Homeowners Association secured by the Steamboat Grand Hotel parking garage collateralized the Construction Loan Facility, and were subject to covenants, representations, and warranties customary for that type of construction facility.

On February 28, 2007, in anticipation of the Steamboat Sale, the Company’s subsidiary, Grand Summit, repaid all outstanding obligations (consisting only of $3.2 million of deferred interest obligations) under its Construction Loan Facility.  In conjunction with the repayment of all obligations under the Construction Loan Facility, the Company terminated all agreements relating to the Construction Loan Facility.     Also in connection with this transaction, Grand Summit re-purchased approximately $0.7 million in seller financing notes previously assigned to and serviced by an affiliate of the lenders under the Construction Loan Facility.

Other Long-Term Debt

The Company has $2.5 million of other long-term debt as of April 29, 2007, which was comprised of capital lease obligations.  In addition, as described in Note 12, on May 11, 2007 the Company completed the sale of the assets of Killington.  As part of this sale, the purchasers assumed $1.9 million of Killington’s capital lease obligations.  These additional amounts are classified as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet.

6.  Subordinated Notes and Debentures

11.3025% Junior Subordinated Notes

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill Capital Partners to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued, and Oak Hill Capital Partners purchased, $12.5 million aggregate principal amount of Junior Subordinated Notes (“Junior Subordinated Notes”), which were convertible into shares of the Company’s Non-voting Series D Participating Preferred Stock (“Series D Preferred Stock”).  The Junior Subordinated Notes were unsecured and bear interest at a rate of 11.3025%, which compounds annually and is due and payable at the maturity of the Junior Subordinated Notes.  The Junior Subordinated Notes were amended in connection with the Company’s entry into the Resort Senior Credit Facility on November 24, 2004 to extend their maturity to May 2012.  On April 4, 2007, the outstanding principal and interest balance due under the Junior Subordinated Notes, totaling approximately $22.8 million, was repaid in full using proceeds from the Mount Snow/Attitash Sale.   Interest expense on these notes is included in discontinued operations in the accompanying condensed consolidated statements of operations.

New Junior Subordinated Notes

In connection with the refinancing of the Resort Senior Credit Facility, the Company entered into an exchange agreement with the holder of the Company’s Series A Preferred Stock and issued $76.7 million of new junior subordinated notes due May 2012 (“New Junior Subordinated Notes”) to the holder of the Series A Preferred Stock in exchange for all outstanding shares of Series A Preferred Stock.  The New Junior Subordinated Notes accrue interest at a rate of 11.25%, gradually increasing to a rate of 13.0% in 2012.  No principal or interest payments are required to be made on the New Junior Subordinated Notes until maturity.  However, interest is added to the principal outstanding on January 1 of each year.  On January 1, 2006, and January 1, 2007, $8.7 million and $9.7 million, respectively, of interest was added to the principal outstanding.  The New Junior Subordinated Notes are subordinated to all of the Company’s other debt obligations and all trade payables incurred in the ordinary course of business.  None of the Company’s subsidiaries are obligated on the New Junior Subordinated Notes, and none of the Company’s assets serve as collateral for repayment of the New Junior Subordinated Notes.  The indenture governing the New Junior Subordinated Notes also restricts the Company from paying cash dividends or making other distributions to its stockholders subject to certain limited exceptions.  On April 23, 2007, the Company paid $3.5 million in accrued interest and $16.5 million of principal on these notes, using a portion of the proceeds from the Mount Snow/Attitash Sale.  The outstanding balance and accrued interest on the New Junior Subordinated Notes were $79.5 million and $1.7 million, respectively, as of April 29, 2007.  As discussed in Note 12, on May 11, 2007, in conjunction with the Killington/Pico sale, the outstanding principal balance under the New Junior Subordinated Notes, together with accrued interest of $0.5 million, was repaid in full.  Because of differences in the methods of accrual and payment of interest on these notes, the Company realized a gain of approximately $0.3 million upon the partial repayment, and, subsequent to quarter-end, approximately $1.5 million upon the final repayment of these notes.  Interest expense on these notes is included in discontinued operations in the accompanying condensed consolidated statements of operations.

Other Subordinated Debentures

Other subordinated debentures owed by the Company to institutions and individuals totaled $6.2 million as of April 29, 2007, are related to Killington/Pico , are unsecured and are classified as liabilities related to assets held for sale in the accompanying condensed consolidated balance sheet.  As discussed in Note 12, on May 10, 2007, in conjunction with the Killington/Pico sale, all outstanding obligations due under these debentures were repaid in full.

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

Series B Preferred Stock

Pursuant to a Preferred Stock Subscription Agreement (the “Series B Agreement”) dated July 9, 1999, the Company sold 150,000 shares of its 8.5% Series B Convertible Participating Preferred Stock (“Series B Preferred Stock”) on August 9, 1999 to Oak Hill for $150.0 million.

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

Series C-1 Preferred Stock and Series C-2 Preferred Stock

On July 15, 2001, the Company entered into a securities purchase agreement with Oak Hill to assist the Company in meeting its current financing needs.  Pursuant to the terms of the securities purchase agreement, which closed on August 31, 2001, the Company issued to Oak Hill two new series of Preferred Stock: (i) $40.0 million face value of Series C-1 Preferred Stock; and (ii) $139.5 million face value of Series C-2 Preferred Stock.  The initial face values of the Series C-1 Preferred Stock and Series C-2 Preferred Stock correspond to the accrued liquidation preference of the Series B Preferred Stock immediately before being stripped of its right to such accrued liquidation preference.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock are entitled to annual preferred dividends of 12% and 15%, respectively.  At the Company’s option, dividends can either be paid in cash or accumulated in arrears.  The Series C-1 Preferred Stock is convertible into common stock at a price of $1.25 per share, subject to adjustments.  The Series C-2 Preferred Stock is not convertible.  Both the Series C-1 Preferred Stock and Series C-2 Preferred Stock are mandatorily redeemable on July 31, 2007 to the extent that the Company has legally available funds to effect such redemption.  As of April 29, 2007, cumulative dividends in arrears totaled approximately $38.1 million and $181.6 million for the Series C-1 Preferred Stock and Series C-2 Preferred Stock, respectively.  The Series C-1 Preferred Stock and Series C-2 Preferred Stock have certain voting rights as defined in the securities certificates of designation relating thereto and rank senior in liquidation preference to all common stock and Class A common stock outstanding as of April 29, 2007, and to any common stock, Class A common stock and Series D Preferred Stock issued in the future, and rank pari passu with each other.  The Series C-1 Preferred Stock is also participating preferred stock and consequently has the right to participate in any dividends paid or payable to the common stock of the Company on an as-if-converted basis.

On March 1, 2007, the holders of the Company’s Series C-1 Preferred Stock and Series C-2 Preferred Stock (collectively, the “Holders”) terminated its agreement with the lenders under the Resort Senior Credit Facility that the Holders would not exercise any remedies as a result of the failure to redeem the Series C-1 Preferred Stock and the Series C-2 Preferred Stock at their final maturities.

Series D Preferred Stock

The Company has authorized the issuance of 5,000 shares of Series D Preferred Stock.  As of April 29, 2007, no shares of Series D Preferred Stock have been issued.  The Series D Preferred Stock is junior in right of preference to the Series C-1 Preferred Stock and Series C-2 Preferred Stock, is not entitled to preferred dividends, and is redeemable at the option of the shareholders.

8.  Dividend Restrictions and Stockholders Agreement

Dividend Restrictions

Borrowers under the Resort Senior Credit Facility, which include ASC, are restricted from paying cash dividends on any of their preferred or common stock.

Stockholders Agreement

The Company, Oak Hill, and Mr. Leslie B. Otten (“Mr. Otten”) entered into a Stockholders Agreement, dated as of August 6, 1999, amended on July 31, 2000 (as amended, the “Stockholders Agreement”), pursuant to which each of Mr. Otten and Oak Hill agreed to vote its capital stock of the Company so as to cause there to be:

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

As of April 29, 2007, Oak Hill owned not less than 80% of the shares of common stock it owned as of July 30, 2000, on a fully diluted basis, and Mr. Otten owned not less than 15% of the shares of common stock outstanding on a fully diluted basis.

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

On February 26, 2007, Mr. Otten resigned from the board of directors of the Company.

9.  Phantom Equity Plan

ASC has established the American Skiing Company Phantom Equity Plan (“LTIP”).  Certain of ASC’s executive officers participate in the LTIP.  Participants are entitled to a payment on awards granted under the LTIP, to the extent vested upon a Valuation Event (as defined below) or in certain cases upon termination of employment.  The amount of any award is subject to a specified minimum amount, but is based ultimately on the Equity Value, as defined by the LTIP, obtained through a Valuation Event.  A Valuation Event is defined in the LTIP as any of the following:  (i) a sale or disposition of a significant asset, or a series of sales or dispositions of significant assets (disregarding any sales or dispositions prior to November 30, 2006), resulting in proceeds to the Company equal to or greater than $300 million as determined by the Board of Directors; (ii) a merger, consolidation, or similar event of the Company other than one (A) in which the Company is the surviving entity or (B) where no Change in Control (as defined in the LTIP) has occurred; (iii) a public offering of equity securities by the Company that yields net proceeds to the Company in excess of $50 million; or (iv) a Change in Control.  All awards under the plan expire if a Valuation Event has not occurred on or prior to December 21, 2011.  The LTIP was originally ratified by the Board of Directors on March 6, 2003, and amended on December 11, 2006.  Compensation expense relating to the LTIP is estimated and recorded based on the probability of the Company achieving a Valuation Event.  The Mount Snow/Attitash Sale, together with the Steamboat Sale, both as discussed in Note 10, constitute a Valuation Event under the LTIP.  The amounts payable to participants in the LTIP, as determined by the Compensation Committee of the Company’s Board of Directors, totaled approximately $12.0 million as of April 29, 2007, and were included in other current liabilities in the accompanying condensed consolidated balance sheet.  On May 31, 2007, this liability was paid in full using proceeds from the Killington Sale.

During the 13 weeks ended April 30, 2006 and April 29, 2007, the Company recorded expenses relating to the LTIP of approximately $0.1 million, and $10.4 million, respectively.  During the 39 weeks ended April 30, 2006 and April 29, 2007, the Company recorded expenses relating to the LTIP of approximately $0.2 million and $10.5 million, respectively. These amounts are included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of operations.

10.  Assets/Liabilities Held for Sale and Discontinued Operations

Steamboat

On March 1, 2007, the Company completed the Steamboat Sale for the agreed upon cash purchase price of $265.0 million, including approximately $4.0 million in assumed debt and subject to working capital and seasonal earnings adjustments.  In addition, in connection with the sale, the Company sold certain Steamboat-related assets of its subsidiary Grand Summit Resort Properties, Inc. (“Grand Summit”) to Steamboat Corporation.

The sales proceeds of $239.1 million were used first to pay off all outstanding balances due under the Resort Senior Credit Facility, including a 1% fee associated with the prepayment of the Second Lien Term Loan.  As of March 1, 2007, the total balance was $189.2 million, including $82.1 million under the First Lien Term Loan, $105.0 million under the Second Lien Term Loan, and $2.1 million in accrued interest and fees.  Repayment in full of the Resort Senior Credit Facility also resulted in the termination of the Company’s interest rate swap agreement, resulting in a payment to the Company of its market value of $0.8 million.  Repayment of the Resort Senior Credit Facility also resulted in the write-off of all remaining deferred financing costs, which totaled approximately $4.7 million as of March 1, 2007.  The Company also paid the remaining balance of deferred interest due under its Construction Loan Facility ($3.2 million as of March 1, 2007), which was collateralized by remaining assets at the Steamboat Grand Hotel which were sold as part of the transaction.

The Company has accounted for the Steamboat Sale in accordance with SFAS No. 144. Accordingly, the results of operations for Steamboat for the periods ended April 30, 2006 and April 29, 2007 have been removed from continuing operations and classified as discontinued operations.  The $164.6 million gain on sale of Steamboat is included in income from discontinued operations in the accompanying consolidated statement of operations at April 29, 2007.

Mount Snow/Attitash

On April 4, 2007, the Company completed the Mount Snow/Attitash Sale.  The purchase price was $73.5 million, plus assumption of approximately $2.0 million in debt and other liabilities, and was subject to certain working capital and earnings adjustments.   Total proceeds received by the Company, subject to final post-closing working capital and earnings adjustments, were $61.9 million.

The Company used a portion of the net sales proceeds to repurchase at par all of its issued and outstanding Junior Subordinated Notes ($22.8 million, including accrued interest, at April 4, 2007).  The Company also used a portion of the proceeds from the sale to repay a portion of its New Junior Subordinated Notes ($20.0 million, including accrued interest, at April 23, 2007).  The Company separately obtained the consent of its senior secured lender, General Electric Capital Corporation, to the Mount Snow/Attitash Sale and the aforementioned redemptions.

The Company has accounted for the Mount Snow/Attitash Sale in accordance with SFAS No. 144.  Accordingly, the results of operations for Mount Snow and Attitash for the periods ended April 30, 2006 and April 29, 2007 have been removed from continuing operations and classified as discontinued operations.  The $20.8 million gain on sale of Mount Snow/Attitash is included in income from discontinued operations in the accompanying consolidated statement of operations at April 29, 2007.

Killington/Pico

On February 16, 2007, the Company and its subsidiaries Killington, Ltd. and Pico Ski Area Management Company, Inc. entered into a definitive agreement with SP Land to sell the assets of Killington/Pico (the “Killington/Pico Sale”).  The purchase price to be paid for Killington/Pico is $83.5 million in cash plus the assumption of approximately $5.0 million in debt and other liabilities.  The purchase price is subject to certain customary adjustments, including certain season pass and working capital adjustments, set forth in the Purchase Agreement.  A closing escrow of $3.0 million will be withheld from the purchase price until July 1, 2008, to fund any post-closing indemnification obligations of the Seller. On May 11, 2007, the Company completed the Killington/Pico Sale (see Note 12 “Subsequent Events” for additional information).

The Company has accounted for the sale of the Killington and Pico resorts in accordance with SFAS No. 144.  Accordingly, the assets and liabilities related to Killington and Pico have been reclassified as held for sale in the accompanying consolidated balance sheets as of April 29, 2007, and all results from operations for Killington and Pico for the 13 and 39 weeks ended have been removed from continuing operations and classified as discontinued operations in the accompanying consolidated statements of operations.  The Company has recorded the disposal group at its carrying value, which is lower than its fair value less costs to sell.

The components of the assets and liabilities held for sale as of April 29, 2007 related to Killington/Pico are as follows (in thousands):

April 29, 2007
Assets held for sale
Cash equivalents	$210
Restricted cash	1,514
Accounts receivable	1,462
Inventory	992
Prepaid expenses	727
Property & equipment, net	83,840
Intangibles	170
Other assets	2,485
$91,400

April 29, 2007
Liabilities related to assets held for sale
Accounts payable and accrued liabilities	$7,576
Deposits and deferred revenue	138
Current and long term debt	3,931
Other subordinated notes and debentures	6,208
Other long term liabilities	1,037
$18,890

Summary operating results for the Steamboat, Mount Snow, Attitash, and Killington/Pico resorts, which have historically been included in the Company’s resort segment in its results of operations, and for Grand Summit, which have historically been included in the Company’s real estate segment in its results of operations, for the 13- and 39-week periods ended April 30, 2006 and April 29, 2007, were as follows (in thousands):

	13 weeks ended April 30, 2006	13 weeks ended April 29, 2007	39 weeks ended April 30, 2006	39 weeks ended April 29, 2007

Total revenues	$108,930	$70,373	$197,323	$153,239

Pre-tax income (loss) from discontinued operations	$30,335	$20,190	$11,642	$(1,146)
Gain on sale of discontinued operations	—	185,434	—	185,434
Provision for income taxes	—	(3,127)	—	(3,127)
Net income from discontinued operations	$30,335	$202,497	$11,642	$181,161

The Company expects that the tax effects of the net gain it has generated from the Steamboat Sale, and the Mount Snow/Attitash Sale will be offset by its net operating loss carry-forwards for regular income tax purposes.  As a result, the Company anticipates being subject only to the alternative minimum tax and state tax liabilities and has recorded an estimate of taxes payable based on the alternative minimum tax associated with these transactions.

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

As reported in the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended July 30, 2006, the Company is currently in dispute with Wolf Mountain Resorts, LC, one of its landlords at The Canyons, regarding the related lease agreement.  The Utah District Court has granted a temporary restraining order and amended a previous injunction to prohibit Wolf from terminating the lease until the Court finds that the Company has breached the lease and that Wolf is entitled to terminate the lease as a result of such breach.  Even though the Company strongly believes that it is presently in compliance all material provisions of its lease with Wolf, there can be no assurance that the Utah District Court will agree that it is not in default or that it has taken the steps necessary to cure any default.  In the event that the District Court finds that the Company is in default and the actions it has taken are not sufficient to cure the defaults raised by Wolf under the lease, and if the Company is unable to effect a cure of such defaults within any remaining cure period, the remedies available to Wolf may include damages to Wolf (which the Company believes to be minimal and/or speculative) and/or termination of the lease with Wolf.  Termination of the lease would significantly reduce the value of the Company’s operation at The Canyons, and would materially curtail, if not completely eliminate, its ability to obtain recurring revenues from those assets. Wolf may have certain rights to repurchase for fair market value certain of the Company’s assets that are used in conjunction with its operation of The Canyons.  Wolf’s right to terminate the lease is subject to certain rights of cure and foreclosure in favor of the Company’s lenders.

The Company has entered into agreements with 54 non-resort employees whereby a monetary incentive has been offered in exchange for an individual’s continued employment with the Company through a specified date (the “Employee Retention Agreements”).  The Company’s estimated financial obligation under these agreements totals approximately $1.2 million, and is being amortized over the contracted retention periods (varying from July 2007 through July 2008).  Approximately $0.2 million attributable to these commitments has been accrued through April 29, 2007, and is included in other current liabilities in the accompanying condensed consolidated balance sheets.

The Company is in the process of implementing compensation arrangements with certain of the Company’s employees, including members of its senior management.   These may include payment of cash bonuses if all remaining resort properties are under contract for their sale by a given date and following the closing of all such sales.  The Company is also in the process of amending certain of the Company’s employment agreements with senior management.

With respect to additional commitments and contingencies, reference should be made to the Company’s consolidated financial statements and disclosures thereto included in its Form 10-K for the fiscal year ended July 30, 2006 filed with the Securities and Exchange Commission on October 30, 2006, its Form 10-Q for the quarter ended October 29, 2006 filed with the Securities and Exchange Commission on December 8, 2006 and its Form 10-Q for the quarter ended January 28, 2007 filed with the Securities and Exchange Commission on March 14, 2007.

12.  Subsequent Events

The Company completed the Killington/Pico Sale on May 11, 2007.  The purchase price was $83.5 million, plus assumption of approximately $5.0 million in debt and other liabilities, and was subject to certain working capital adjustments.  Total proceeds received by the Company, subject to a final post-closing working capital adjustment, were $85.2 million, after preliminary adjustments for working capital and debt assumed by the buyer.  Of this amount, $3.0 million will be held in an indemnity escrow account until June 30, 2008.

On May 11, 2007, in connection with the Killington/Pico Sale, the Company fully repaid the remaining principal balance of the Company’s New Junior Subordinated Notes, ($80.0 million, including accrued interest).  Because of differences in the methods of accrual and payment of interest on these notes, the Company realized a gain upon their final repayment of approximately $1.5 million.  Also, in anticipation of the closing, on May 10, 2007, the Company paid the remaining balances of certain debt obligations of Killington/Pico.  These totaled $6.3 million, including subordinated notes and debentures of $6.2 million, and accrued interest of $0.1 million.

On June 4, 2007, the Company entered into a definitive agreement (the “Sunday River/Sugarloaf Sale”) with Boyne USA, Inc. (“Boyne”) to purchase, all of the Company’s stock in Sunday River Skiway Corporation, the owner and operator of the Sunday River ski resort and Sugarloaf Mountain Corporation, the owner and operator of the Sugarloaf/USA ski resort.  The purchase price to be paid by Boyne is $77.0 million in cash, plus the assumption of approximately $2.0 million in debt and other liabilities.  Of this amount, $2.0 million will be held in an indemnity escrow account for one year following the closing date.  The purchase price is subject to certain customary adjustments, including reimbursement of the Company for pre-closing capital expenditures as set forth in the Purchase Agreement.  The Company expects the transaction to close on or before July 31, 2007.

Item 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).  These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events.  Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.  We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “assume”, “believe”, “expect”, “intend”, “plan”, and words and terms of similar substance in connection with any discussion of operating or financial performance.  Such forward-looking statements involve a number of risks and uncertainties.  In addition to factors discussed above, other factors that could cause actual results, performances or achievements to differ materially from those projected include, but are not limited to, the following: recent significant reductions in the size of our operating business; the failure to redeem all of the shares of our Series C Preferred Stock in accordance with their terms; the loss or termination or our leasehold rights at The Canyons as a result of any material defaults under governing lease documents that have not been cured within applicable cure periods; changes in regional and national business and economic conditions affecting both our resort operating and real estate segments; competition and pricing pressures; negative impact on demand for our products resulting from terrorism and availability of air travel (including the effect of airline bankruptcies); adverse weather conditions regionally and nationally; changes in weather patterns resulting from global warming; seasonal business activity; increased gas and energy prices; changes to federal, state and local regulations affecting both our resort operating and real estate segments; failure to renew land leases and forest service permits; disruptions in water supply that would impact snowmaking operations; the loss of any of our executive officers or key operating personnel; and other factors listed from time to time in our documents we have filed with the Securities and Exchange Commission.  We caution the reader that this list is not exhaustive.  We operate in a changing business environment and new risks arise from time to time.  The forward-looking statements included in this document are made only as of the date of this document and under Section 27A of the Securities Act and Section 21E of the Exchange Act, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

General

The following is our discussion and analysis of financial condition and results of operations for the 13 and 39 weeks ended April 29, 2007.  As you read the information below, we urge you to carefully consider our fiscal 2006 Annual Report on Form 10-K filed on October 30, 2006, our quarter ended October 29, 2006 Quarterly Report on Form 10-Q filed on December 8, 2006, our quarter ended January 28, 2007 Quarterly Report on Form 10-Q filed on March 14, 2007 and our unaudited condensed consolidated financial statements and related notes contained elsewhere in this report.  Historical information contained therein and herein may not be indicative of results in future periods.

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

We have mandatorily redeemable convertible participating 12% preferred stock (Series C-1 Preferred Stock) with an accreted redeemable value of $78.1 million as of April 29, 2007, and mandatorily redeemable 15% non-voting preferred stock (Series C-2 Preferred Stock) with an accreted redeemable value of $321.1 million as of April 29, 2007, each of which mature and are redeemable on July 31, 2007, to the extent that we have legally available funds to effect such redemption.   There can be no assurance that we will be able to retire, redeem or refinance our preferred stock on or before its redemption date.

Since December 2006, we have either sold or entered into contracts for the sale of all of our resort assets other than The Canyons resort in Park City, Utah.  We have used the proceeds from completed resort sales to retire substantially all of our indebtedness, with the exception of capital leases and letter of credit obligations relating to our remaining resorts at The Canyons, Sunday River and Sugarloaf/USA. On June 4, 2007, we entered into a binding contract for the sale of Sunday River and Sugarloaf/USA to Boyne USA, Inc.  Until our remaining resorts are each sold, we intend to continue operating them in accordance with our historical practices.  We also intend to continue honoring all of our contractual commitments and we will maintain adequate capitalization of our resorts through the proceeds available to us from resort sales which we have already completed.

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

Asset Sales and Reductions in Indebtedness

On March 1, 2007, we completed the sale of Steamboat Ski & Resort Corporation to Intrawest Holdings S.A.R.L. (the “Steamboat Sale”) for the agreed upon cash purchase price of $265.0 million, including approximately $4.0 million in assumed debt and subject to working capital and seasonal earnings adjustments. In addition, in connection with the sale, certain Steamboat-related assets of the Company’s subsidiary Grand Summit Resort Properties, Inc. were also sold.

On March 1, 2007, in conjunction with the completion of the Steamboat Sale, we permanently repaid all outstanding obligations under the $85.0 million term portion of the first lien loan and the $105.0 million second lien term loan (together with the $40.0 million revolving portion of the first lien term loan, collectively the “Resort Senior Credit Facility”). We terminated all agreements relating to the second lien term loan. In addition, we entered into an amendment of the $40.0 million revolving credit portion of the first lien loan (the “Revolving Facility”). The amendment to the Revolving Facility provides, among other things, for a reduction of the aggregate commitments available under the facility to $10.0 million and the elimination of the commitment fee thereunder, the elimination of the annual EBITDA covenant through July 29, 2007, and requires the approval by the Revolving Facility lenders of any future advances under the revolving credit facility.   In conjunction with the permanent payoff of all outstanding obligations under the Resort Senior Credit Facility, we terminated the interest rate swap agreement with Credit Suisse and received $0.8 million on March 1, 2007, as the result of the termination.

On April 4, 2007, we completed the sale of Mount Snow, Ltd., the owner and operator of the Mount Snow ski resort, and LBO Holding, Inc., the owner and operator of the Attitash ski resort, to Peak Resorts, Inc. (the “Mount Snow/Attitash Sale”).  The purchase price was $73.5 million, plus assumption of approximately $2.0 million in debt and other liabilities, and was subject to certain working capital and earnings adjustments.  Total proceeds received, subject to final post-closing working capital and earnings adjustments, were $61.9 million.

We used a portion of the net proceeds from the Mount Snow/Attitash Sale to repurchase at par all of our issued and outstanding 11.3025% Convertible Subordinated Notes Due 2012 (the “Junior Subordinated Notes”) ($22.8 million, including accrued interest, at April 4, 2007).  We also used a portion of the proceeds from the Mount Snow/Attitash Sale to repay a portion of our Junior Subordinated Notes Due 2012 (the “ New Junior Subordinated Notes”) ($20.0 million, including accrued interest, at April 23, 2007).  We separately obtained the consent of the lender under its Senior Resort Credit Facility to the Mount Snow/Attitash Sale and the aforementioned redemptions.

On May 11, 2007, we completed the sale of the assets of Killington, Ltd., and Pico Ski Area Management Company, Inc., to MBT Killington, LLC, AMSC Killington, LLC, and SP II Resort, LLC, as tenants-in-common (the “Killington/Pico Sale”).  The purchase price was $83.5 million, plus assumption of approximately $5.0 million in debt and other liabilities, and was subject to certain working capital adjustments.  Total proceeds received, subject to a final post-closing working capital adjustment, were $85.2 million, after preliminary adjustments for working capital and debt assumed by the buyer.  Of this amount, $3.0 million will be held in an indemnity escrow account until June 30, 2008.

Also on May 11, 2007, we used $80.0 million of the proceeds from the Killington/Pico Sale to repay all of our remaining issued and outstanding New Junior Subordinated Notes.  In anticipation of the closing, we repaid long term notes payable of Killington, Ltd. of $3.9 million on March 23, 2007.  Also, in connection with the closing, we redeemed subordinated notes and debentures related to Killington totaling $6.2 million on May 10, 2007.   We had previously obtained the consent of the lender under its Senior Resort Credit Facility to the Killington/Pico Sale and the aforementioned redemptions

On June 4, 2007, we entered into a definitive agreement (the “Sunday River/Sugarloaf Sale”) with Boyne USA, Inc. (“Boyne”) to purchase, all of the Company’s stock in Sunday River Skiway Corporation, the owner and operator of the Sunday River ski resort and Sugarloaf Mountain Corporation, the owner and operator of the Sugarloaf/USA ski resort.  The purchase price to be paid by Boyne is $77.0 million in cash, plus the assumption of approximately $2.0 million in debt and other liabilities.  Of this amount, $2.0 million will be held in an indemnity escrow account for one year following the closing date.  The purchase price is subject to certain customary adjustments, including reimbursement of the Company for pre-closing capital expenditures as set forth in the Purchase Agreement.  We expect the transaction to close on or before July 31, 2007.

Liquidity and Capital Resources

Short-Term Liquidity Needs

Our primary short-term liquidity issue relates to the redemption of our Series C-1 and Series C-2 Preferred Stock. Our Series C-1 Preferred Stock has an accreted redeemable value of $78.1 million as of April 29, 2007, and our Series C-2 Preferred Stock has an accreted redeemable value of $321.1 million as of April 29, 2007.  Each of our Series C-1 and Series C-2 Preferred Stock mature and are redeemable on July 31, 2007, to the extent that we have legally available funds to effect such redemption.   We do not anticipate that we will be able to retire, redeem or refinance our preferred stock on or before its redemption date.  Consequently, cash availability for working capital needs, capital expenditures, and acquisitions, is significantly limited.

In addition to the redemption of our preferred stock, our primary short-term ski resort and real estate liquidity needs involve funding seasonal working capital requirements and funding our fiscal 2008 capital improvement program.

Our primary source of short term liquidity for working capital, capital improvements and any redemption of our Series C Preferred Stock are cash flows from operating activities of our remaining resort operating subsidiaries, the currently available net cash proceeds from the sales of the Steamboat, Mount Snow, Attitash, Killington and Pico ski resorts and any net cash proceeds to be received from the sale of our Sunday River and Sugarloaf ski resorts.

Long-Term Liquidity Needs

Our primary long-term liquidity needs are to fund skiing-related capital improvements at certain of our resorts.  For fiscal 2008, we anticipate our on-going capital spending to be approximately $6.0 million with the exclusion of Steamboat, Mount Snow, Attitash, and Killington/ Pico, each year, and $3.0 million after further excluding Sunday River and Sugarloaf, excluding the contractual obligations outlined below.  There is a considerable degree of flexibility in the timing and, to a lesser degree, scope of our growth capital program.  Although we can defer specific capital expenditures for extended periods, continued growth of skier visits, revenues, and profitability will require continued capital investment in on-mountain improvements.

We finance on-mountain capital improvements through resort cash flows, capital leases, proceeds from sales of non-operating assets along with, on a going forward basis, the net proceeds received from the sale of Steamboat, Killington, Mount Snow and Attitash.  The size and scope of the capital improvement program will generally be determined annually depending upon the strategic importance and expected financial return of certain projects and future availability of cash flows from each season’s resort operations.

Contractual Obligations

Our non-cancelable, minimum contractual obligations related to continuing operations as of April 29, 2007, including estimated interest, where applicable, were as follows (in thousands):

	Payments due by period
Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Capital lease obligations	$3,163	$1,636	$824	$96	$607
Mandatorily Redeemable 12% Series C-1 Preferred Stock	80,533	80,533	—	—	—
Mandatorily Redeemable 15% Series C-2 Preferred Stock	333,388	333,388	—	—	—
Operating leases	3,134	730	840	230	1,334
The Canyons infrastructure costs	1,159	1,159	—	—	—
The Canyons golf course obligations	3,291	3,291	—	—	—
The Canyons obligation to build ski lifts	2,200	—	2,200	—	—
Total	$426,868	$420,737	$3,864	$326	$1,941

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

Results of Operations

On March 1, 2007, the Company completed the Steamboat Sale. In addition, in connection with the sale, certain Steamboat-related assets of the Company’s subsidiary Grand Summit Resort Properties, Inc. were also sold.  On April 4, 2007, the Company completed the Mount Snow/Attitash Sale and on May 11, 2007, the Company completed the Killington/Pico Sale.  All results of operations related to Steamboat, Mount Snow, Attitash and Killington/Pico have been classified as “Income from discontinued operations” in the accompanying financial statements and are therefore excluded in the following discussion and analysis of Results of Operations for the 13 week and 39 week periods ended April 30, 2006 and April 29, 2007.

Results of Operations

For the 13 weeks ended April 30, 2006 compared to the 13 weeks ended April 29, 2007

Resort Operations:

The components of resort operations for the 13 weeks ended April 30, 2006 and the 13 weeks ended April 29, 2007 are as follows (unaudited, in thousands):

	13 weeks ended April 30, 2006	13 weeks ended April 29, 2007	Variance

Net resort revenues	$46,978	$48,847	$1,869

Cost of resort operations	23,305	23,108	(197)
Marketing, general and administrative	7,628	17,603	9,975
Depreciation and amortization	5,086	4,700	(386)
Total resort operating expenses	36,019	45,411	9,392

Income from resort operations	10,959	3,436	(7,523)

Interest expense, net	(12,016)	(13,631)	(1,615)

Loss from continuing resort operations	$(1,057)	$(10,195)	$(9,138)

Resort revenues were approximately $48.8 million as compared to $46.9 million, an increase of $1.9 million, or 4.1%, for the 13 weeks ended April 29, 2007 when compared to the 13 weeks ended April 30, 2006.  Total skier visits increased 6%, due primarily to increases at eastern resorts in response to abundant natural snowfall, beginning in mid-February.

Our resort segment generated a $10.2 million loss for the 13 weeks ended April 29, 2007, compared to a $1.1 million loss for the 13 weeks ended April 30, 2006.  This $9.1 million increase in the loss resulted primarily from the net effect of the following:

Increases in costs:
(i)	$10.0 million increase in marketing, general and administrative expenses, due primarily to a $10.4 million provision for Phantom Equity Plan compensation;
(ii)	$1.6 million increase in net interest expense;

Partially offset by increases revenues and decreases in costs:
(iii)	$1.9 million increase in revenues;
(iv)	$0.2 million decrease in cost of resort operations; and
(v)	$0.4 million decrease in depreciation and amortization expense.

Real Estate Operations:

The components of real estate operations for the 13 weeks ended April 30, 2006 and the 13 weeks ended April 29, 2007 are as follows (unaudited, in thousands):

	13 weeks ended April 30, 2006	13 weeks ended April 29, 2007	Variance

Net real estate revenues	$1,173	$2,867	$1,694

Cost of real estate operations	1,038	1,466	428

Income from resort operations	135	1,401	1,266

Interest expense, net	—	—	—
Income from continuing real estate operations	$135	$1,401	$1,266

Real estate revenues were approximately $2.9 million as compared to $1.2 million, an increase of $1.7 million, or 144%, for the 13 weeks ended April 29, 2007 when compared to the 13 weeks ended April 30, 2006, primarily due to higher amounts of land sales.

Our real estate segment generated income of $1.4 million for the 13 weeks ended April 29, 2007, compared to income from operations of $0.1 million for the 13 weeks ended April 30, 2006.  This $1.3 million improvement results primarily from the net effect of a $1.7 million increase in revenues offset by a $0.4 million increase in cost of real estate operations, both of which are attributable to additional land sales.

Benefit from income taxes:

We recorded no benefit from income taxes for losses from continuing operations for either the 13 weeks ended April 30, 2006 or the 13 weeks ended April 29, 2007.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.

For the 39 weeks ended April 30, 2006 compared to the 39 weeks ended April 29, 2007

Resort Operations:

The components of resort operations for the 39 weeks ended April 30, 2006 and April 29, 2007 are as follows (unaudited, in thousands):

	39 weeks ended
	April 30, 2006	April 29, 2007	Variance

Net resort revenues	$89,542	$91,307	$1,765

Cost of resort operations	55,777	57,329	1,552
Marketing, general and administrative	22,227	32,607	10,380
Depreciation and amortization	11,365	10,290	(1,075)
Total resort operating expenses	89,369	100,226	10,857

Income (loss) from resort operations	173	(8,919)	(9,092)

Interest expense, net	(35,603)	(40,330)	(4,727)
Gain on sale of property	169	—	(169)
Loss from continuing resort operations	$(35,261)	$(49,249)	$(13,988)

Resort revenues were approximately $91.3 million as compared to $89.5 million, an increase of $1.8 million, or 2.0%, for the 39 weeks ended April 29, 2007 when compared to the 39 weeks ended April 30, 2006.   Total skier visits increased 1%.

Our resort segment incurred a $49.3 million loss for the 39 weeks ended April 29, 2007, compared to a $35.3 million loss for the 39 weeks ended April 30, 2006.  This $14.0 million increase in the loss resulted primarily from the net effect of the following:

Increases in costs and decreases in other income items:
(i)	$1.6 million increase in cost of resort operations;
(ii)	$10.4 million increase in marketing, general and administrative expenses, due primarily to a $10.5 million provision for Phantom Equity Plan compensation;
(iii)	$4.7 million increase in interest expense; and
(iv)	$0.2 million decrease in gain on sale of property;

Partially offset by increases in revenues and decreases in costs:

(v)	$1.8 million increase in resort revenues; and
(vi)	$1.1 million decrease in depreciation expense.

Real Estate Operations:

The components of real estate operations for the 39 weeks ended April 30, 2006 and April 29, 2007 are as follows (unaudited, in thousands):

	39 weeks ended
	April 30, 2006	April 29, 2007	Variance

Net real estate revenues	$2,979	$4,767	$1,788

Cost of real estate operations	3,467	3,248	(219)

Loss from real estate operations	(488)	1,519	2,007
Other income (expense):	—	—	—
Loss from continuing real estate operations	$(488)	$1,519	$2,007

Real estate revenues increased by $1.8 million in the 39 weeks ended April 29, 2007 when compared to the 39 weeks ended April 30, 2006.  The increase was primarily due to higher land sales.

Our real estate segment generated net income of $1.5 million for the 39 weeks ended April 29, 2007, compared to a loss from operations of $0.5 million for the 39 weeks ended April 30, 2006.  This $2.0 million increase in income from operations results primarily from the net effect of the following:

Increase in revenues and decreases in costs:

(i)                        $1.8 million increase in land sales

(ii)                     $0.2 million decrease in cost of real estate operations

Benefit from income taxes:

We recorded no benefit from income taxes for losses from continuing operations for either the 39 weeks ended April 30, 2006 or the 39 weeks ended April 29, 2007.  We believe it is more likely than not that we will not realize income tax benefits from operating losses in the foreseeable future, and therefore, have recorded a full valuation allowance against our existing deferred income tax assets.

Item 3

Quantitative and Qualitative Disclosures about Market Risk

Through April 29, 2007 there were no material changes in information relating to market risk since our disclosure included in Item 7A of Form 10-K for the fiscal year ended July 30, 2006, as filed with the Securities and Exchange Commission on October 30, 2006.  On March 1, 2007, in connection with the sale of Steamboat, the Company paid off all of its outstanding variable interest rate debt and terminated its interest rate swap agreement.

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

(b)         Changes in internal control over financial reporting.  No change occurred in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended April 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information

Item 1A

Other Risk Factors

We have significantly reduced the size of our operating business.

Following the completion of the Steamboat Sale on March 1, 2007 and Mount Snow/Attitash Sale on April 4, 2007, and the Killington/Pico Sale on May 11, 2007, the size of our operating business has been significantly reduced.   The size of our operating business will be further reduced following the planned sale of our Sunday River and Sugarloaf/USA resorts, currently anticipated to take place on or prior to July 31, 2007.  Although the Company intends to reduce its corporate overhead following these sales, such a reduction may take some time and may not be proportional to the reduction in the Company’s operating income resulting from these sales. As a result, our operating margins may be reduced and we may have less available capital to invest in our remaining resorts. A failure to invest in capital improvements at our resorts could reduce our ability to attract customers and adversely affect our results of operations or ability to sell our remaining resorts on optimal terms.

Item 4

Submission of Matters to Vote of Security Holders

On February 15, 2007, the holders of the Company’s Series C-1 convertible participating preferred stock, the shares of which represented approximately 65.8% of the voting power of the Company’s outstanding capital stock on such date, executed a written consent approving the sale by the Company to Peak Resorts, Inc. of all of the outstanding capital stock of Mount Snow, Ltd., (the owner-operator of the Mount Snow resort) and LBO Holding, Inc., (the owner-operator of the Attitash resort).

On February 16, 2007, the holders of the Company’s Series C-1 convertible participating preferred stock, the shares of which represented approximately 65.8% of the voting power of the Company’s outstanding capital stock on such date, executed a written consent approving the sale by the Company and its subsidiaries Killington, Ltd. (the owner-operator of the Killington resort) and Pico Ski Area Management Company, Inc. (the owner-operator of the Pico resort) of all of the assets comprising the Killington and Pico resorts to SP Land Company, LLC.

Each of the foregoing consents is more fully described in the Schedule 14C filed with the Securities and Exchange Commission on March 9, 2007 and mailed by the Company to its stockholders on or about said date.

Item 5

Other Information

On June 12, 2007, the Compensation Committee of the Board of Directors of the Company approved certain incentive bonus awards for certain of the Company’s named executive officers, including the chief executive officer.  The incentive bonus awards resulted from recently completed sales by the Company of its Steamboat, Mount Snow and Attitash resorts.  Specifically, the approved incentive bonus payments to the Company’s named executive officers were William J. Fair (President and Chief Executive Officer) $1,433,258; Helen E. Wallace (Senior Vice President and Chief Financial Officer) $225,000; and Foster Stewart (Senior Vice President and General Counsel) $858,919.  With respect to Mr. Fair and Mr. Stewart, the Committee determined that the incentive bonus payments will be in lieu of any annual incentive payments under the Company’s annual incentive bonus plan.

Item 6

Exhibits

Included herewith are the following exhibits:

Exhibit No.	Description

10.1	Purchase Agreement, dated as of June 4, 2007, by and among American Skiing Company, Sunday River Skiway Corporation, Sugarloaf Mountain Corporation, and S-K-I Ltd., and Boyne USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Skiing Company
Date: June 13, 2007
By: /s/ William J. Fair
William J. Fair
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Helen E. Wallace
Helen E. Wallace
Senior Vice President, Chief
Financial Officer
(Principal Financial Officer)